Form 10-Q
period 1996-06-30
FARALLON COMMUNICATIONS INC
filed 1996-08-13
CIK 1012482

===============================================================================
- -------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -----------------------------------------

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                     OR
[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________


                         Commission file number 0-28450

                         FARALLON COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                             94-3033136
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification Number)


                            2470 MARINER SQUARE LOOP
                           ALAMEDA, CALIFORNIA  94501
          (Address of principal executive offices, including Zip Code)
                   -----------------------------------------

                                 (510) 814-5100
              (Registrant's telephone number, including area code)

                   -----------------------------------------

 Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                (1)  Yes     X             No
                          -------              -------
                (2)  Yes                   No     X
                          -------              -------


 As of August 1, 1996 there were 11,118,360 shares of the Registrant's common stock outstanding.

- -------------------------------------------------------------------------------
===============================================================================

                         FARALLON COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX



PART I.    FINANCIAL INFORMATION                                        PAGE
                                                                        ----
Item 1.    Condensed Financial Statements

           Condensed Condolidated Balance Sheets
           At June 30, 1996 and September 30, 1995....................    3

           Condensed Consolidated Statements of  Operations
           For the three and nine months ended June 30, 1996 and 1995.    4

           Condensed Consolidated Statements of Cash Flows
           For the nine months ended June 30, 1996 and 1995...........    5

           Notes to Condensed Consolidated Financial Statements.......    6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...........................    22

SIGNATURE.............................................................    23

INDEX TO EXHIBITS.....................................................    24


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     JUNE 30,    SEPTEMBER 30,
                                                       1996          1995
                                                    -----------  -------------
                 ASSETS                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.......................    $37,725       $13,963
  Short-term investments..........................         --         3,680
  Trade accounts receivable, net of allowances
   of $1,296 and $1,254 at June 30, 1996
   and September 30, 1995, respectively...........      9,760         7,724
  Inventories.....................................      6,936         4,758
  Deferred tax asset..............................      1,886             -
  Prepaid expenses and other current assets.......      1,242         1,005
                                                      -------       -------
        Total current assets......................     57,549        31,130
Furniture, fixtures, and equipment, net...........      2,973         2,457
Deferred tax asset................................        368             -
Other assets......................................        370           285
                                                      -------       -------
        Total assets..............................    $61,260       $33,872
                                                      =======       =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................    $ 5,302       $ 6,841
  Accrued compensation............................      1,943         1,482
  Accrued liabilities.............................        400           701
  Deferred revenue................................        683           168
  Other current liabilities.......................        168           183
                                                      -------       -------
        Total current liabilities.................      8,496         9,375
                                                      -------       -------
Other long-term liabilities.......................         88           218
                                                      -------       -------
        Total liabilities.........................      8,584         9,593
                                                      -------       -------
Commitments and contigencies
Stockholders' equity:
  Preferred stock:  $0.001 par value, 5,000,000
    shares authorized; 0 and 5,591,207 shares
    issued and outstanding at June 30, 1996 and
    September 30, 1995, respectively..............          -             6

  Common stock:  $0.001 par value, 25,000,000
    shares authorized; 11,091,747 and 3,624,231
    shares issued and outstanding at June 30, 1996
    and September 30, 1995, respectively..........         11             4

  Additional paid-in capital......................     49,145        23,990
  Retained earnings...............................      3,520           279
                                                      -------       -------
        Total stockholders' equity................     52,676        24,279
                                                      -------       -------
  Total liabilities and stockholders' equity......    $61,260       $33,872
                                                      =======       =======

    See accompanying notes to Condensed Consolidated Financial Statements.

                  FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                        ------------------   -----------------
                                          1996      1995       1996     1995
                                         ------    ------     ------   ------
Revenues:
  Internet/Intranet products...........  $ 4,614  $ 1,541    $11,055  $ 4,729
  LAN products.........................   11,013   10,858     34,016   37,217
                                         -------  -------    -------  -------
     Total revenues....................   15,627   12,399     45,071   41,946
                                         -------  -------    -------  -------
Cost of revenues:
  Internet/Intranet products...........    1,080      159      2,318      474
  LAN products.........................    6,987    6,228     20,930   20,950
                                         -------  -------    -------  -------
     Total cost of revenues............    8,067    6,387     23,248   21,424
                                         -------  -------    -------  -------
     Gross profit......................    7,560    6,012     21,823   20,522
                                         -------  -------    -------  -------
Operating expenses:
  Research and development.............    2,368    2,142      6,680    6,164
  Selling and marketing................    4,044    3,400     11,622   10,165
  General and administrative...........      823      685      2,664    2,173
                                         -------  -------    -------  -------
     Total operating expenses..........    7,235    6,227     20,966   18,502
                                         -------  -------    -------  -------
     Operating income (loss)...........      325     (215)       857    2,020
Other income, net......................      230      246        663      570
                                         -------  -------    -------  -------
  Income before income taxes...........      555       31      1,520    2,590
Income tax provision (benefit).........      195        8     (1,721)     724
                                         -------  -------    -------  -------

  Net income...........................  $   360  $    23    $ 3,241  $ 1,866
                                         =======  =======    =======  =======
Net income per share...................  $  0.03  $  0.00    $  0.30  $  0.19
                                         =======  =======    =======  =======
Shares used in per share calculation...   11,106    9,918     10,686    9,884
                                         =======  =======    =======  =======

    See accompanying notes to Condensed Consolidated Financial Statements.

                  FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                       NINE MONTHS ENDED
                                                            JUNE 30,
                                                      -------------------
                                                        1996       1995
                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
- ------------------------------------
Net income..........................................  $  3,241   $  1,866
Adjustments to reconcile net income to net
 cash provided by operating activities:
     Depreciation and amortization..................     1,287      1,092
     Deferred income taxes..........................    (2,254)         -
     Noncash compensation...........................       192          -
     Changes in assets and liabilities:
        Accounts receivable.........................    (2,036)       622
        Inventories.................................    (2,178)      (287)
        Prepaid expenses and other assets...........      (336)      (222)
        Accounts payable............................    (1,539)     1,084
        Accrued expenses and other
         current liabilities........................        15       (567)
        Deferred revenue............................       515       (123)
                                                      --------   --------
           Net cash provided by (used in)
            operating activities....................    (3,093)     3,465
                                                      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments.............   (70,507)   (30,370)
     Proceeds from the sale of
      short-term investments........................    74,187     42,124
     Acquisition of furniture, fixture
      and equipment.................................    (1,789)      (902)
                                                      --------   --------
           Net cash provided by investing
            activities..............................     1,891     10,852
                                                      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common
      stock, net....................................    24,964        118
     Repayment of debt..............................         -       (251)
                                                      --------   --------
           Net cash provided by (used in)
            financing activities....................    24,964       (133)
                                                      --------   --------
Net increase in cash and cash equivalents...........    23,762     14,184
Cash and cash equivalents, beginning of period......    13,963      2,746
Cash and cash equivalents, end of period............  $ 37,725   $ 16,930
                                                      ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid..................................  $      3   $     44
                                                      ========   ========
     Income taxes paid..............................  $    611   $    988
                                                      ========   ========
SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES:
     Accrual of stock option deferred compensation..  $     90          -
                                                      ========   ========
     Issuance of common stock for
      consulting services...........................  $     30          -
                                                      ========   ========
     Issuance of common stock and redeemable common
      stock for rights and services.................  $    162          -
                                                      ========   ========

    See accompanying notes to Condensed Consolidated Financial Statements.

                  FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ----------------------

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on June 12, 1996 (Reg. No. 333-3868). The consolidated results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1996.

2.   Initial Public Offering
     ------------------------

     In June 1996, the Company completed its initial public offering and issued 1,750,000 shares of its common stock to the public at a price of $16.00 per share. The Company received approximately $24.9 million of cash, net of underwriting discounts, commissions and other offering costs. Simultaneously, all outstanding shares of preferred stock were automatically converted on a one-for-one basis into shares of common stock.

3.   Inventories
     -----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventory consisted of the following (in thousands):

                                           JUNE 30,   SEPTEMBER 30,
                                             1996         1995
                                           --------   -------------
Raw materials and work in process......    $ 3,042       $ 1,594
Finished goods.........................      3,894         3,164
                                           -------       -------
                                           $ 6,936       $ 4,758
                                           =======       =======

4.   Furniture, Fixtures and Equipment, net
     --------------------------------------

                                           JUNE 30,   SEPTEMBER 30,
                                             1996         1995
                                           --------   -------------
Furniture, fixtures and equipment......    $11,600       $ 9,811
Accumulated depreciation and
 amortization..........................     (8,627)       (7,354)
                                           -------       -------
                                           $ 2,973       $ 2,457
                                           =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on June 12, 1996 (Reg. No. 333-3868).

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1996

  Revenues. The Company's total revenues are derived from the sale of Internet/Intranet and local area networking ("LAN") connectivity products. Internet/Intranet product revenues include license revenues for the Company's Timbuktu Pro software, sales of the Netopia family of products and fees for related services. LAN products revenue is derived primarily from the sale of EtherWave, Fast Ethernet, Ethernet and LocalTalk compatible products which include the PhoneNET system network connectivity products as well as remote access and LAN software, of which a substantial majority have been sold to MacOS customers. Revenue relating to the sale and licensing of hardware and software products is recognized upon shipment of the products by the Company and service revenues are recognized ratably over the term of the contract. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing. Revenue is recorded net of an estimated allowance for returns. Any product returns or price decreases in the future that exceed the Company's allowances will adversely affect the Company's business, operating results and financial condition.

  The Company's total revenues increased 26.0% from $12.4 million to $15.6 million for the three months ended June 30, 1995 and 1996, respectively. Internet/Intranet products revenue increased 199.6% from $1.5 million to $4.6 million for the three months ended June 30, 1995 and 1996, respectively, primarily due to increased volume licensing, particularly in corporate intranets, of the Company's Timbuktu Pro collaboration software as well as the introduction and initial market acceptance of the Netopia Router and modem. LAN products revenue increased 1.4% from $10.9 million to $11.0 million for the three months ended June 30, 1995 and 1996, respectively, primarily due to increased Ethernet product sales including sales of the Company's Ethernet PCMCIA cards and Fast Ethernet products which were not available in the three months ended June 30, 1995, partially offset by declining sales of the Company's EtherWave and LocalTalk products. Internet/Intranet products revenue accounted for 12.4% and 29.5% of the Company's total revenues for the three months ended June 30, 1995 and 1996, respectively, while LAN products revenue accounted for 87.6% and 70.5% of the Company's total revenues for the three months ended June 30, 1995 and 1996, respectively. The Company anticipates that LAN products revenue will decline in dollar amount and will account for a decreasing percentage of total revenues in future periods.

  Revenues from distributors accounted for 67% and 57% of total revenues for the three months ended June 30, 1995 and 1996, respectively. The decrease in the percentage of revenues from distributors is primarily due to the increasing percentage of sales of the Company's Internet/Intranet products sold direct by the Company and through Internet Service Providers ("ISPs"). Revenues from Ingram Micro ("Ingram") accounted for 14% and 17% of total revenues for the three months ended June 30, 1995 and 1996, respectively, and revenues from MicroWarehouse accounted for 13% and 10% of total revenues for the three months ended June 30, 1995 and 1996, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the three months ended June 30, 1995 and 1996.

  International revenues accounted for 31% and 28% of total revenues for the three months ended June 30, 1995 and 1996, respectively. The decrease in the percentage of international revenues was primarily due to increased domestic sales of the Company's Internet/Intranet products.

  Gross Margin. The Company's gross margin for Internet/Intranet and LAN products is affected by many factors, including pricing strategies, royalties paid to third parties, new versions of existing products and product mix. The Company's total gross margin was 48.5% and 48.4% for the three months ended June 30, 1995 and 1996, respectively. The Company's gross margin for Internet/Intranet products decreased from 89.6% to 76.6% for the three months ended June 30, 1995 and 1996, respectively, primarily due to sales of the Netopia router and modem which have lower gross margins than the Company's Internet/Intranet software products. The Company's gross margin for LAN products decreased from 42.6% to 36.6% for the three months ended June 30, 1995 and 1996, respectively, primarily due to declining sales and average selling prices of the Company's higher margin LocalTalk and EtherWave products and increased sales of lower margin Ethernet products, including Fast Ethernet products. The Company expects gross margins for Internet/Intranet products to decrease in future periods reflecting increased sales of hardware products that carry lower gross margins than software products. In addition, the Company expects gross margins for LAN products to decrease in future periods primarily due to declining average selling prices.

  Research and Development. Research and development expenses primarily consist of salaries and other personnel-related expenses, development-related equipment and license expenses, occupancy costs and depreciation. Research and development expenses increased from $2.1 million to $2.4 million for the three months ended June 30, 1995 and 1996, respectively, primarily due to salary and other personnel costs related to development of new Internet/Intranet products, particularly for Windows NT versions of Timbuktu Pro collaboration software and international versions of the Netopia router. Such expenses represented 17.3% and 15.2% of total revenues for the three months ended June 30, 1995 and 1996, respectively. The Company believes that it will continue to devote substantial resources to product development and that research and development expenses will increase in absolute dollars for the remainder of fiscal 1996 and into fiscal 1997. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and no software costs have been capitalized to date.

  Selling and Marketing. Selling and marketing expenses primarily consist of personnel costs including sales commissions, as well as costs of advertising, public relations, promotional activities, professional services and travel expenses. Selling and marketing expenses increased from $3.4 million to $4.0 million for the three months ended June 30, 1995 and 1996, respectively, primarily due to increased headcount and associated expenses related to the introduction and sales of the Company's Internet/Intranet products. Such expenses represented 27.4% and 25.9% of total revenues for the three months ended June 30, 1995 and 1996, respectively. The Company believes that selling and marketing expenses will increase in absolute dollars for the remainder of fiscal 1996 and into fiscal 1997 primarily due to personnel-related expenses and increased advertising and promotional activities.

  General and Administrative. General and administrative expenses primarily consist of personnel costs and associated expenses necessary to manage and support the Company's operations. General and administrative expenses increased from $700,000 to $800,000 million for the three months ended June 30, 1995 and 1996, respectively, primarily due to increased recruiting expenses and increased utilization of independent contractors. Such expenses represented 5.5% and 5.3% of total revenues for the three months ended June 30, 1995 and 1996, respectively. The Company believes that general and administrative expenses will increase in absolute dollars for the remainder of fiscal 1996 and into fiscal 1997 as the Company expands its administrative staff, adds infrastructure and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

  Other Income, net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments offset by interest expense.

  Provision for Income Taxes. The effective tax rates were 26% and 35% for the three months ended June 30, 1995 and 1996, respectively. These rates differ from the statutory rate primarily due to state income taxes and the utilization of research and tax credit carryforwards. As of September 30, 1995, the Company had research credit carryforwards of $515,000 and $215,000 for federal and California purposes, respectively. If not utilized, the credits expire in years 2006 through 2010. In addition, the Company had federal alternative minimum tax credit carryforwards of $90,000, as of September 30, 1995.

NINE MONTHS ENDED JUNE 30, 1995 AND 1996

  Revenues. The Company's total revenues increased 7.5% from $41.9 million to $45.1 million for the nine months ended June 30, 1995 and 1996, respectively. Internet/Intranet products revenue increased 133.8% from $4.7 million to $11.1 million for the nine months ended June 30, 1995 and 1996, respectively, primarily due to increased volume licensing, particularly in corporate intranets, and increased sales of the Windows version of the Company's Timbuktu Pro collaboration software, as well as the introduction and initial market acceptance of the Netopia Router and modem. LAN products revenue decreased 8.6% from $37.2 million to $34.0 million for the nine months ended June 30, 1995 and 1996, respectively, primarily due to declining sales of the Company's EtherWave and MacOS LocalTalk products partially offset by increased Ethernet product sales and the introduction of the Company's Fast Ethernet products. Internet/Intranet products revenue accounted for 11.3% and 24.5% of the Company's total revenues for the nine months ended June 30, 1995 and 1996, respectively, while LAN products revenue accounted for and 88.7% and 75.5% of the Company's total revenues for the nine months ended June 30, 1995 and 1996, respectively.

  Revenues from distributors accounted for 74% and 63% of total revenues for the nine months ended June 30, 1995 and 1996, respectively. The decrease in the percentage of revenues from distributors is primarily due to the increasing percentage of sales of the Company's Internet/Intranet products sold direct by the Company and through ISPs as well as increased volume site license sales of the Company's Timbuktu Pro collaboration software sold direct by the Company. Revenues from Ingram accounted for 22% and 19% of total revenues for the nine months ended June 30, 1995 and 1996, respectively, and revenues from MicroWarehouse accounted for 13% and 11% of total revenues for the nine months ended June 30, 1995 and 1996, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the nine months ended June 30, 1995 and 1996.

  International revenues accounted for 30% and 32% of total revenues for the nine months ended June 30, 1995 and 1996, respectively. The increase in percentage of international revenues is primarily due to increasing sales in the Pacific Rim.

  Gross Margin. The Company's total gross margin was 48.9% and 48.4% for the nine months ended June 30, 1995 and 1996, respectively. The Company's gross margin for Internet/Intranet products decreased from 90.0% to 79.0% for the nine months ended June 30, 1995 and 1996, respectively, primarily due to the introduction of the Netopia router and modem which have lower gross margins than the Company's Internet/Intranet software products. The Company's gross margin for LAN products decreased from 43.7% to 38.5% for the nine months ended June 30, 1995 and 1996, respectively, primarily due to declining sales and average selling prices of the Company's higher margin LocalTalk and EtherWave products, and increased sales of lower margin Ethernet products including the introduction of lower margin Fast Ethernet products. The Company expects gross margins for Internet/Intranet products to decrease in future periods reflecting increased sales of hardware products that carry lower gross margins than software products. In addition, the Company expects gross margins for LAN products to decrease in future periods primarily due to declining average selling prices.

  Research and Development. Research and development expenses increased from $6.2 million to $6.7 million for the nine months ended June 30, 1995 and 1996, respectively, primarily due to salary and other personnel costs related to development of the Netopia router and modem as well as international versions of the Netopia router and Timbuktu Pro collaboration software. Such expenses represented 14.7% and 14.8% of total revenues for the nine months ended June 30, 1995 and 1996, respectively.

  Selling and Marketing. Selling and marketing expenses increased from $10.2 million to $11.6 million for the nine months ended June 30, 1995 and 1996, respectively, primarily due to increased headcount and associated expenses as well as increased advertising and promotional spending related to the introduction of the new Internet/Intranet connectivity products and Internet applets. Such expenses represented 24.2% and 25.8% of total revenues for the nine months ended June 30, 1995 and 1996, respectively.

  General and Administrative. General and administrative expenses increased from $2.2 million to $2.7 million for the nine months ended June 30, 1995 and 1996, respectively, primarily due to consulting fees related to the acquisition of the Netopia trademark and increased utilization of independent contractors. Such expenses represented 5.2% and 5.9% of total revenues for the nine months ended June 30, 1995 and 1996, respectively.

  Provision for Income Taxes. The effective tax rates were 28% for the nine months ended June 30, 1995 and 35% for the nine months ended June 30, 1996 prior to the effect of the elimination of the valuation allowance against deferred tax assets, as discussed below. These rates differ from the statutory rate primarily due to state income taxes and the utilization of research and tax credit carryforwards.

  As of March 31, 1996, the Company reversed a full valuation allowance that it had previously provided against its deferred tax assets, resulting in a non-recurring income tax benefit of approximately $2.3 million. Prior to March 31, 1996, the Company believed that, based upon available objective evidence, there was sufficient uncertainty regarding the realizability of its deferred tax assets to warrant a full valuation allowance. The factors considered included prior losses, inconsistent profits, lack of carryback potential to realize deferred tax assets, dependence on LAN products and associated declining market and gross margins for LAN products, dependence upon Apple, and uncertain market acceptance of its Internet/Intranet products. As of March 31, 1996, the Company believes that due to the demonstrated market acceptance of the new Internet/Intranet products over the previous two quarters, the uncertainty regarding the realizability of its deferred tax assets has diminished to the point where it is now more likely than not that the deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

  In June 1996, the Company completed its initial public offering and its common stock began trading on the Nasdaq National Market under the symbol FRLN. Through the offering, the Company sold 1,750,000 shares of its common stock which generated approximately $24.9 million of cash, net of underwriting discounts, commissions and other offering costs. As of June 30, 1996, the Company had cash and cash equivalents representing 62% of total assets, and had working capital of $49.0 million.

  The Company used cash from operating activities of $3.1 million in the nine months ended June 30, 1996. The use of cash from operations in the nine months ended June 30, 1996 was primarily due to: (1) increases in operating expenses related to the introduction of Netopia products, (2) increases in accounts receivable of $2.0 million in the nine months ended June 30, 1996, primarily due to volume site license activity as well as other large product shipments that were weighted to the last weeks of the Company's fiscal third quarter ended June 30, 1996 and, (3) increases in inventory of $2.2 million in the nine months ended June 30, 1996, primarily related to Netopia and Fast Ethernet products which represented 2% and 7% of total gross inventory as of September 30, 1995, respectively, and 8% and 18% of total gross inventory as of June 30, 1996, respectively.

  The Company's investing activities for the nine months ended June 30, 1995 and 1996, have consisted primarily of purchases of short-term investments, and capital equipment. Expenditures for capital equipment totaled $900,000 and $1.8 million for the nine months ended June 30, 1995 and 1996, respectively, representing acquisitions of tooling and test equipment for new products as well as computer equipment used predominantly in product development. The Company expects that its capital expenditures will increase in future periods to support new product development and production. The Company's principal commitments consist primarily of leases on its headquarters facilities and operating equipment.

  As of June 30, 1996, the Company had a $5.0 million credit facility, bearing interest at 8.75% and secured by the assets of the Company, which expires on February 28, 1997. There were no borrowings under the credit facility as of June 30, 1996.

  The Company believes its current cash balances, its credit facility and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on June 12, 1996 (Reg. No. 333-3868).

FLUCTUATIONS IN QUARTERLY RESULTS; FUTURE RESULTS OF OPERATIONS UNCERTAIN

  The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as changes in networking and communications technologies, price and product competition, usage of the Internet and developments and changes in the Internet market, the demand for the Company's products, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin, changes in the mix of channels through which the Company's products are offered, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, raw material costs, write-offs of obsolete inventory, the size and timing of distributor and end user orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals in anticipation of new MacOS product offerings by Apple Computer ("Apple"), manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, personnel changes, changes in the Company's strategy, changes in the level of operating expenses, the timing of research and development expenditures, the level of the Company's international revenues, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad, and economic conditions specific to the industries in which the Company competes, among others. The Company's limited Internet/Intranet operating history makes the prediction of future Internet/Intranet operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. In addition, the Company recognizes revenue on products sold through distributors upon shipment to the distributor. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The Company's business also has experienced seasonality in the past, largely due to customer buying patterns such as budgeting cycles of educational institutions that purchase the Company's products. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such will occur in a manner consistent with prior periods.

  The Company's expense levels are based in large part on expectations as to future revenues and as a result are relatively fixed in the short term. If revenues are below expectations in any given quarter, net income is likely to be disproportionately affected. Due to all of the foregoing factors, and other factors discussed herein, revenues and net income for any future period are not predictable with any significant degree of certainty. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's business strategies will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis in the future. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

DEPENDENCE ON INTERNET/INTRANET PRODUCTS

  The Company's business is substantially dependent upon continued growth in the sale of its Internet/Intranet products. Rapid growth in the use of the Internet and Intranets is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth, or will not otherwise lose its utility due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased government regulation. Although the Company has experienced significant percentage growth in Internet/Intranet revenues over the last four fiscal quarters, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results for these products and services. The Company's limited Internet/Intranet operating history makes the prediction of future Internet/Intranet operating results difficult, if not impossible. There can be no assurance that the Company will continue to increase sales of its Internet/Intranet products, that the Company's existing distribution channels are appropriate for the sale of its Internet/Intranet products or that sales of such products will reach levels significant enough to offset expected declines in sales, average selling prices and gross margins of the Company's LAN products. Accordingly, the failure of the Company's Internet/Intranet products to gain market acceptance or to achieve significant sales would materially and adversely affect the Company's business, operating results and financial condition.

DEPENDENCE ON LAN PRODUCTS; DECLINING LAN BUSINESS

  To date, the Company has derived a substantial majority of its revenues from LAN products, which represented 100%, 91%, 89% and 76% of total revenues for fiscal years 1993, 1994, 1995 and the nine months ended June 30, 1996, respectively. These products have experienced variable average selling prices and sales volumes, and declining gross margins for the past six fiscal quarters. The Company anticipates that the average selling prices and gross margins of its existing LAN products will continue to decline. Accordingly, to the extent the product mix for any particular period includes a substantial proportion of LAN products, the Company's total gross margin will be adversely affected. To date, the Company has been able to partially reduce the decline in total gross margin by increasing unit sales of existing LAN products, by reducing the manufacturing cost of products and by introducing new products with higher margins. There can be no assurance that the Company will achieve any such reductions in the future. Although the Company's Internet/Intranet products currently carry a higher average gross margin than its LAN products, the Company anticipates that competitive pressures in its Internet/Intranet business may result in declining average selling prices and gross margins in this business as well. Historically, a substantial majority of the Company's LAN product revenues have been derived from sales of products designed for Apple MacOS and compatible computers. Net revenues from the Company's LAN products fluctuated on a quarterly basis during fiscal 1995 and the nine months ended June 30, 1996, and the Company expects that net revenues from LAN products may decline in the future as a result of declining average selling prices of the Company's LAN products, Apple's incorporation of built-in Ethernet connectivity into certain of its computers, declining sales of MacOS computers and competition in the LAN products market. In addition, as a result of technical characteristics in the MacOS environment, Fast Ethernet products, in general, have not delivered expected performance levels. If these technical characteristics are not addressed in the future, then Fast Ethernet product sales in the MacOS market segment will be below the Company's expectations, and operating results may be materially and adversely affected. The Company is dependent upon sales and profitability of its LAN products for the foreseeable future, and to the extent that any decline in revenues and gross margins from LAN products is not offset by increases in revenues from other sources, such as sales of the Company's Internet/Intranet products, then the Company's business, operating results and financial condition will be materially and adversely affected.

DEPENDENCE ON APPLE; COMPETITION WITH APPLE PRODUCTS

  To date, the Company has derived approximately 85% to 90% of its LAN products revenues from products designed for networking the Apple MacOS family of personal computers. Accordingly, the Company is substantially dependent on the market for MacOS computers and the development and sale of new Apple computers, particularly sales of such computers into business environments. There can be no assurance that competitive personal computers will not displace the MacOS products or reduce sales of MacOS products. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products. The inability of

Apple to successfully develop, manufacture, market or sell new products, and any decrease in the sales or market acceptance of the MacOS family of computers, would have a material adverse effect on the Company's business, operating results and financial condition.

  The Company relies on an informal working relationship with Apple in connection with the Company's LAN product development efforts. Although the Company and Apple have maintained a cooperative working relationship since the Company's founding, Apple is under no obligation to continue to share product information or otherwise cooperate with the Company. In addition, there can be no assurance that Apple will continue to work cooperatively with the Company in connection with the Company's product development efforts. The absence of such cooperation in the future, as a result of the restructuring in process at Apple or any other factors, could have a material adverse effect on the Company's business, operating results and financial condition. Apple currently offers products that compete directly with certain of the Company's products. The Company anticipates that Apple will continue to incorporate additional connectivity technologies into more of its products in the future, which will adversely affect sales of the Company's LAN products. Since Apple has substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger customer base, Apple may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. The Company believes that it is likely that Apple will in the future sell separately or bundle with its computers certain Internet access products, such as Integrated Services Digital Network ("ISDN") terminal adapters similar to the Company's Netopia ISDN
Modem. Any such additional bundling or enhancement by Apple could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

  The markets for the Company's products and services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include original equipment manufacturer ("OEM") product manufacturers of Internet access and remote LAN access equipment, manufacturers of remote control and screen sharing software and manufacturers of LAN client access and network systems products. In the Internet access and remote LAN access equipment market, the Company competes primarily with Ascend, Cisco, Motorola, 3Com, U.S. Robotics, Gandalf and several other companies. In the remote control and screen sharing software market, the Company competes primarily with Symantec, Microcom, Traveling Software, Stac Electronics and several other companies. In the LAN client access and network systems product market, the Company competes primarily with Apple, Asante, Dayna, Global Village and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. For example, Microsoft recently announced the availability of free, via download on the Internet, communications and collaboration software compatible with the Microsoft Internet Explorer. This software product, which enables real-time communication within a workgroup, as well as similar future product offerings from Microsoft, could undermine the Company's ability to market its Timbuktu Pro collaboration software. In addition, Netscape also recently announced its plan to offer software that enables dispersed work groups to collaborate in the work environment. Accordingly, there can be no assurance that the Company can continue to market its collaboration software, which would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors recently have introduced free guaranteed service and support programs that appear to be similar to the Company's Up & Running, Guaranteed! program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program, which could have a material and adverse effect upon the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

NEW PRODUCT DEVELOPMENT AND RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON ISDN TECHNOLOGY

  The personal computer industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend on its ability to enhance its existing products and to introduce new products to meet changing customer requirements and emerging technologies. For example, the Company's Netopia products currently operate only over ISDN telecommunication service. As other communications technologies such as Frame Relay, Asynchronous Transfer Mode ("ATM"),
Asymmetric Digital Subscriber Line ("ADSL") and communication over cable or wireless networks, are developed or gain market acceptance, the Company will be required to enhance its Internet connectivity products to support such technologies, which will be costly and time consuming. If the Company is unable to modify its products to support new Internet access technologies, or if ISDN does not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as result of deemphasis of ISDN by telecommunications service providers, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company has historically derived a substantial majority of its revenues from the sale of Ethernet connectivity products. In the event that current Ethernet network technology is modified or replaced and the Company is unable to modify its products to support new Ethernet technologies or alternative technologies, the Company's business, operating results and financial condition could be materially and adversely affected. The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one of or more of its competitors will not cause customers to defer purchase of existing Company products. Such deferment of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

  Complex products such as those offered by the Company may contain undetected or unresolved defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company, defects will not be found in new products or new versions of products following commercial release, resulting in loss of market share, delay in or loss of market acceptance or product recall. Any such occurrence could have a material adverse effect upon the Company's business, operating results or financial condition.

MANAGEMENT OF CHANGING BUSINESS

  The Company has recently shifted its business strategy from providing only LAN products to reducing its reliance on LAN products and focusing development and management efforts on its Internet/Intranet business. This transition represents a significant challenge for the Company and its administrative, operational and financial resources and places increased demands on its systems and controls. The Company's ability to manage the continuing development of its Internet/Intranet business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to expand its manufacturing capacity. This transition has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that any growth in its Internet/Intranet business will require it to recruit and hire a substantial number of new engineering, sales and marketing, customer service and managerial personnel. There can be no assurance that the Company will be successful in hiring or retaining these personnel, if needed. If the Company is unable to manage the transition effectively, the Company's business, operating results and financial condition will be materially and adversely affected.

DEPENDENCE ON DISTRIBUTORS

  The Company relies primarily on distributors for the sale of its Internet/Intranet and LAN products. Revenues from distributors accounted for 81%, 76%, 73% and 63% of the Company's total revenues in fiscal 1993, 1994, 1995 and the nine months ended June 30, 1996, respectively. A substantial amount of the Company's revenues result from a limited number of these distributors. The Company's three largest distributors accounted for 46%, 45%, 43% and 35% of the Company's total revenues in fiscal 1993, 1994, 1995 and the nine months ended June 30, 1996, respectively. During fiscal 1993, 1994, 1995 and the nine months ended June 30, 1996, revenue from Ingram accounted for 24%, 24%, 22% and 19% of the Company's total revenues, and revenue from MicroWarehouse accounted for 12%, 12%, 13% and 11% of the Company's total revenues, respectively. Merisel accounted for 10% of the Company's total revenues for fiscal 1993. No other customers have accounted for 10% or more of the Company's total revenues during fiscal 1993, 1994, 1995 and the nine months ended June 30, 1996. The distribution of LAN products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. For example, Merisel has publicly announced certain financial difficulties. There can be no assurance that Merisel will be able to pay in full the amount currently owed to the Company or that any of the Company's other current or future distributors will not experience financial difficulties, which could result in a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that Ingram, MicroWarehouse or Merisel will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors and operates with these and other distributors on a purchase order basis. The Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, or that these distributors will not devote greater resources to marketing products of other companies. Accordingly, the loss of, or a significant reduction in revenue from, one of the Company's distributors, including Merisel, could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company grants to its distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases and provides price protection to its distributors. Although the Company provides allowances for projected returns and price decreases, any product returns or price decreases in the future that exceed the Company's allowances will materially and adversely affect the Company's business, operating results and financial condition. The Company also provides end users with a lifetime warranty on certain products and permits end users to return any product for its full purchase price if the product does not perform as warranted. To date, the Company has not encountered material warranty claims. Nevertheless, if future warranty claims exceed the Company's reserves, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the Company attempts to further limit its liability to end users through disclaimers of special, consequential and indirect damages and similar provisions in its end user warranty. However, no assurance can be given that such limitations of liability will be legally enforceable.

INTERNATIONAL OPERATIONS

  International revenues accounted for 25%, 25%, 29% and 32% of the Company's total revenues in fiscal 1993, 1994, 1995 and the nine months ended June 30, 1996, respectively. The Company expects that international revenues will continue to represent a significant portion of its total revenues. Any significant decline in international demand for the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management attention and financial resources to developing international sales and support channels. There can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, the Company is dependent upon the international demand for Apple products. To the extent that the Company is unable to maintain or increase international demand for its products, or that international demand for Apple products does not meet the Company's expectations, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

  The Company's international business is subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign countries, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenues, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and its business, operating results and financial condition. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. If, in the future, international revenues are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect on, the Company's business, operating results and financial condition. In addition, the Company has a substantial portion of its products and components manufactured by foreign suppliers. The Company's operating results are subject to the risks inherent in international purchases, including, but not limited to, various regulatory requirements, political and economic changes and disruptions, transportation delays, export/import controls, tariff regulations, higher freight rates and potentially adverse tax consequences. Duty, tariff and freight costs can materially increase the cost of crucial components for the Company's products.

DEPENDENCE ON STRATEGIC ALLIANCES; DEPENDENCE ON CONTRACT MANUFACTURERS AND LIMITED SOURCE SUPPLIERS

  The Company relies on a number of strategic relationships to help achieve market acceptance of the Company's products and to leverage the Company's development, sales and marketing resources. Although the Company views these relationships as important factors in the development and marketing of the Company's products and services, a majority of the Company's agreements with its strategic partners or customers do not require future minimum commitments to purchase the Company's products, are not exclusive and generally may be terminated at the convenience of either party. There can be no assurance that the Company's strategic partners regard their relationship with the Company as strategic to their own respective businesses and operations, that they will not reassess their commitment to the Company or its products at any time in the future, or that they will not develop and/or market their own competitive technology.

  The Company does not manufacture any of the components used in its products and performs only limited assembly on some products. The Company relies on independent contractors to manufacture to specification the Company's components, subassemblies, systems and products. The Company also relies upon limited source suppliers for a number of components used in the Company's products, including certain key microprocessors and integrated circuits. There can be no assurance that these independent contractors and suppliers will be able to timely meet the Company's future requirements for manufactured products, components and subassemblies. The Company generally purchases limited source components pursuant to purchase orders and has no guaranteed supply arrangements with these suppliers. In addition, the availability of many of these components to the Company is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. However, any extended interruption in the supply of any of the key components currently obtained from a limited source would disrupt its operations and have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company anticipates that it will be necessary to establish additional strategic relationships in the future, in particular with additional national ISPs, and there can be no assurance that the Company will be able to establish such alliances or that such alliances will result in increased revenues.

DEPENDENCE ON PROPRIETARY RIGHTS AND TECHNOLOGY

  The Company's ability to compete is dependent in part on its proprietary rights and technology. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality or license agreements with its employees, resellers, distributors, customers and potential customers and limits access to the distribution of its software, hardware designs, documentation and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology. The Company currently has nine issued United States patents, one pending United States patent application, and one pending application for patent in each of Canada and Australia and within the European Patent Office. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is expected to be a persistent problem. In selling its software products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

  The Company relies upon certain software, firmware and hardware designs that it licenses from third parties, including firmware that is integrated with the Company's internally developed firmware and used in the Company's products to perform key functions. There can be no assurance that these third-party licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, such licenses could result in shipment delays or reductions until equivalent firmware could be developed, identified, licensed and integrated which would materially and adversely affect the Company's business, operating results and financial condition.

LITIGATION

  From time to time, the Company has received claims of infringement of other parties' proprietary rights. Although the Company believes that all such claims received to date are immaterial, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products. The Company expects that it will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

  In the past, Farallon has found it necessary to file suit to protect its proprietary rights. Such litigation has resulted in, and any litigation in the future can be expected to result in, substantial costs to Farallon and a diversion of efforts of Farallon's personnel. In 1993, the Company filed suit asserting that a competitor infringed its patented technology, and filed an International Trade Commission action asserting that products imported into the United States infringed Farallon's patented technology. Although both actions were resolved favorably for the Company, there can be no assurance that future litigation actions, if brought, will result in favorable outcomes.

  From time to time, the Company may be involved in litigation or administrative claims arising out of its operations in the normal course of business. For example, the Company recently terminated negotiations with a manufacturer of router products regarding a potential acquisition. Shortly thereafter, the Company received correspondence from such manufacturer's counsel asserting that the Company's termination of negotiations was improper and demanding that Farallon either consummate an acquisition for cash and stock or license from such manufacturer certain technology. The Company believes that any potential claim by such manufacturer, if brought, would be entirely without merit and the Company is prepared to vigorously defend any such claim.

LENGTHY SALES CYCLE

  The Company's Timbuktu Pro products are often licensed to customers on a volume license basis for use on private wide area network ("WAN") Intranets involving thousands of nodes. These licenses often involve significant license and maintenance fees. As a result, the license of the Company's Timbuktu Pro products often involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process for these products is often subject to delays associated with long approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Timbuktu Pro products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future on Timbuktu Pro or other products.

TARIFF AND REGULATORY MATTERS

  The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business, operating results and financial condition. For example, if tariffs for public switched digital services increase in the future relative to tariffs for private leased services, then the cost-effectiveness of the Company's products would be reduced, and its business, operating results and financial condition would be materially and adversely affected. In addition, the Company's telecommunications products must meet standards and receive certification for connection to public telecommunications networks prior to their sale. In the United States, such products must comply with Part 15(a) (industrial equipment), Part 15(b) (residential equipment) and Part 68 (analog lines) of the Federal Communications Commission regulations. The Company's telecommunications products also must be certified by domestic telecommunications carriers. In foreign countries, such products are subject to a wide variety of governmental review and certification requirements. While certain foreign countries and the European Economic Community regulate the importation and certification of the Company's products, most foreign customers typically require that the Company's products receive certification from their country's primary telecommunication carriers. Any future inability to obtain on a timely basis or retain domestic certification or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

  The Company's business and prospects depend to a significant degree upon the continuing contributions of its key management, sales, marketing, product development and administrative personnel. The Company does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. The loss of key management or technical personnel could materially and adversely affect the Company's business, operating results and financial condition. The Company believes that its prospects depend in large part upon its ability to attract and retain highly-skilled engineering, managerial, sales and marketing, and administrative personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

VOLATILITY OF STOCK PRICE

  The market price of the shares of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, introduction of new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the networking and other technology industries, changes in or failure by the Company to meet securities analysts' expectations, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1 Financial Data Schedule


(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 1996          FARALLON COMMUNICATIONS, INC.
                               (Registrant)



                               By:  /s/ James A. Clark
                                    --------------------------------------
                                    James A. Clark
                                    Vice President and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)

INDEX TO EXHIBITS

Exhibit   Description
- -------   -----------

27.1      Financial Data Schedule