Form 10-K405
period 1996-09-30
FARALLON COMMUNICATIONS INC
filed 1996-12-24
CIK 1012482

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

                                --------------

                                 (510) 814-5100
              (Registrant's telephone number, including area code)

                                --------------

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                           Yes    X        No
                                 ---           ---

     Indicate by X if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K.

                           Yes    X        No
                                 ---           ---


     As of December 2, 1996 there were 11,126,239 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on The Nasdaq Stock Market (National Market System) on December 2, 1996 was approximately $ 53,362,992.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for its Annual Stockholders Meeting to be held on February 14, 1997 is incorporated by reference in Part III of this Form 10-K.

================================================================================

                         FARALLON COMMUNICATIONS, INC.

                                   FORM 10-K

                                     INDEX
PART I.                                                                   PAGE
                                                                          ----
Item 1.  Description of Business..........................................   2
Item 2.  Properties.......................................................  17
Item 3.  Legal Proceedings................................................  17
Item 4.  Submission of Matters to a Vote of Securities Holders............  17

PART II

Item 5.  Market for Farallon Common Stock.................................  18
Item 6.  Selected Financial Data..........................................  19
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  20
Item 8.  Consolidated Financial Statements and Supplementary Data.........  27
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  27

PART III

Item 10. Directors and Executive Officers of the Registrant...............  27
Item 11. Executive Compensation...........................................  28
Item 12. Security Ownership of Certain Beneficial Owners and Management...  28
Item 13. Certain Relationships and Related Transactions...................  28

PART IV

Item 14. Exhibits and Consolidated Financial Statement Schedule...........  28
INDEX TO EXHIBITS.........................................................  28
SIGNATURE.................................................................  31

PART I.

    The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Other Factors Affecting Future Operating Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's Securities and Exchange Commission Filings.

ITEM 1.   DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

    Farallon Communications, Inc. (the "Company" or "Farallon") develops, markets and supports complete, easy-to-use, plug-and-play Internet connectivity and networking solutions and real-time collaboration software. The Company's products are designed to increase the productivity and efficiency of Internet, Intranet and LAN users and to target small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and other small organizations that may not have access to sophisticated technical support. The Company's Internet/Intranet products include its Netopia routers and modems, which provide high-speed Internet connectivity for individuals and workgroups, and its Timbuktu Pro collaboration software, which enables real-time, peer-to-peer collaboration on the Internet, Intranets and LANs. To assist users in configuring the Netopia products and in arranging service from Internet and telecommunications service providers, the Company offers its Up & Running, Guaranteed! program, which serves as a single source for complete Internet connectivity. The Company's LAN networking solutions, a substantial majority of which have been sold to Mac OS customers, include its EtherWave family of products, which enable users to easily and cost-effectively create Ethernet networks with or without a hub.

    The Company was founded in 1985 and initially focused on the development of networking products for AppleTalk LANs, including the PhoneNET network system. In 1993, the Company revised its business strategy to concentrate on the Internet and Intranet markets through the utilization of its Transmission Control Protocol/ Internet Protocol ("TCP/IP") and routing expertise. In the first quarter of fiscal 1994, the Company released its first Timbuktu Pro Internet/Intranet collaboration software product (TCP/IP enabled), and in the first quarter of fiscal 1996, the Company introduced its Netopia family of Internet connectivity products and services.

    The Company was incorporated in California in 1986 as Farallon Computing, Inc. and was reincorporated in Delaware in June 1996 as Farallon
Communications, Inc. The Company's principal executive offices are located at 2470 Mariner Square Loop, Alameda, California 94501.


INDUSTRY BACKGROUND

    Small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and other small organizations are increasingly using networks of computers to enhance productivity, access information and communicate more effectively. A number of factors have contributed to this increase in the use of networks, including increasing personal mobility, the need for information access, a demand for immediate information and advances in technology and infrastructure such as the proliferation of communication-enabled PCs, the availability of intuitive graphical software and the widespread implementation of distributed local and wide area networks based on client/server architectures and, more recently, peer-to-peer architectures. These factors also have changed substantially the way in which organizations and individuals communicate and use PCs, generating growing demand for products that enhance network communications.

    As networking technology has advanced, the scale, scope and functionality of network communications and computing have increased, resulting in a corresponding increase in the complexity of these systems. Headquarters offices of large enterprises that have access to sophisticated technical support have generally managed this complexity and realized the benefits of effective network communications. However, individuals and smaller organizations typically do not have access to the skills or resources required to manage the complexity of advanced networking systems. As a result, these users are increasingly seeking networking solutions that are complete, easy-to-use and cost-effective.

    The emergence of the Internet as a viable communications medium has substantially enhanced the value and potential of network communications and computing. The Internet is a global, open network of thousands of interconnected computer networks and millions of computer connections that allow businesses, individuals and other organizations to communicate worldwide. International Data Corporation ("IDC") has estimated that the number of Internet users will be approximately 200 million by the end of 1999, an increase from approximately 56 million at the end of 1995. In addition, large enterprises are increasingly adopting private "Intranets" that employ Internet data formats and communications protocols, such as TCP/IP, to connect geographically dispersed networks and facilities. Intranets enable network users to communicate and access information within an organization, communicate with external users, such as suppliers, customers and consultants, and use the World Wide Web (the "Web") to access information available on the Internet. The emergence of the Internet and Intranets as well as the increased affordability and availability of advanced hardware, software and communications services (such as high-speed Integrated Services Digital Network ("ISDN") telecommunications services) has made network communications available to a broader range of users.

    As organizations and individuals expand the use of the Internet and Intranets, the need for real-time collaboration and communication becomes increasingly important to achieving increased user productivity and efficiency. Real-time, peer-to-peer collaboration software enables users, such as those at geographically dispersed facilities of large enterprises, remote sites, traveling or working at home, to access information and enterprise applications, and permits two or more users at disparate locations to view and work with the same information at the same time. Productivity improvements are also derived from peer-to-peer collaboration software that enables users to receive real-time technical support and just-in-time training from a help desk or another knowledgeable user on the Internet or Intranet.

    The increasing utility of the Internet and Intranets and the availability of high-performance infrastructures that enable advanced capabilities, such as real-time collaboration, are compelling small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and other small organizations to adopt complex network communications and computing systems. However, these organizations typically do not have access to sophisticated technical support and therefore may not be well-served by complex networking systems requiring extensive technical knowledge or expertise. Today, the tasks of installing and configuring systems, obtaining high-speed digital services such as ISDN and arranging for an Internet connection from an ISP can be costly and burdensome for such users. In addition, traditional vendors, resellers and systems integrators of networking products historically have not offered products or services specifically designed for users who may not have access to sophisticated technical support. Accordingly, the absence of complete, easy-to-use, plug-and-play solutions for affordable Internet/Intranet connectivity and real-time collaboration has constrained the ability of these users to fully achieve the benefits of network communications and computing.


THE FARALLON SOLUTION

    Farallon develops, markets and supports complete, easy-to-use, plug-and-play Internet connectivity and networking solutions and real-time collaboration software. The Company's products are designed to increase the productivity and efficiency of Internet, Intranet and LAN users and to target small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and other small organizations that may not have access to sophisticated technical support. The Company's Internet/Intranet products include its Netopia routers and modems and its Timbuktu Pro collaboration software. The Company's LAN products include a broad range of Ethernet network connectivity devices.

    The Company's Netopia product family provides plug-and-play, high-speed ISDN-based Internet connectivity for workgroups and individuals. The Company offers comprehensive customer service and technical support, including the Up & Running, Guaranteed! program, which serves as a single source for complete Internet connectivity by assisting the user in configuring the Netopia router and in arranging service from ISPs and telecommunications service providers. The Timbuktu Pro collaboration software family enables real-time, peer-to-peer communication and collaboration on the Internet, Intranets and LANs--viewing other users' screens, revising information, transferring files, controlling other computers and remotely accessing network resources. The Company's LAN products allow users to easily and cost-effectively build 10Base-T Ethernet, 100Base-T Ethernet and LocalTalk networks. In particular, the Company's patented EtherWave family of products enables users to create plug-and-play 10Base-T Ethernet networks with or without a hub.


THE FARALLON STRATEGY

    The Company's objective is to become the leading provider of complete, high-speed Internet connectivity solutions and real-time, peer-to-peer Internet/Intranet collaboration software for small businesses, geographically dispersed facilities of large enterprises, home offices, telecommuting, mobile users, schools and other small organizations that may not have access to sophisticated technical support. Key elements of the Company's strategy include the following:

    Provide Complete, Plug-and-Play Internet/Intranet Connectivity Solutions.
    ------------------------------------------------------------------------
The Company focuses on providing complete, high-speed Internet connectivity solutions emphasizing ease of use and plug-and-play functionality consistent with Farallon's tradition of providing products that are simple to install, use and support. The Netopia products are bundled with Internet software and are supported with the Company's Up & Running, Guaranteed! program, providing users a single source for complete Internet connectivity. The Company intends to develop future generations of its Netopia products that incorporate higher bandwidth options and increased throughput, while retaining ease of use and plug-and-play features.

    Leverage Collaboration Software Expertise. Utilizing expertise developed
    -----------------------------------------
in pioneering collaboration software for the workgroup, remote user and help desk administrator, the Company intends to continue to offer products that increase user productivity and efficiency by enabling real-time, peer-to-peer collaboration over the Internet, Intranets and LANs. The Timbuktu Pro collaboration software expands the functionality of the Internet beyond e-mail and Web browsing by enabling users in any location to remotely access an enterprise network and to engage in real-time collaboration with other Timbuktu Pro users--viewing other users' screens, revising information, transferring files, controlling other computers and remotely accessing network resources. The Company intends to expand the number of real-time collaboration tools it offers as well as broadly distribute its free Timbuktu Pro Look@Me and FlashNote Internet applets.

    Target Rapidly Growing Markets for Networking and Collaboration Solutions.
    -------------------------------------------------------------------------
The Company targets those segments of the networking market that industry sources have identified as the most rapidly growing such as small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and other small organizations. These users generally do not have access to sophisticated technical support and are not well-served by traditional vendors of networking products, which have not historically offered products specifically designed for these markets. The Company intends to leverage its expertise in developing easy-to-use, plug-and-play LAN networking solutions to more rapidly penetrate the market for the Company's Internet/ Intranet products.

    Expand Strategic Alliances. The Company has formed a number of strategic
    --------------------------
relationships that assist the Company in developing, distributing and marketing its products. For example, to assist its customers in gaining Internet access and to increase sales of Netopia products, Farallon has formed strategic relationships with PSINet a national Internet Service Provider ("ISP") and over 100 regional ISPs. The Company has also established a strategic relationship with Microsoft which includes the licensing of Farallon's patent covering cross-platform screan-sharing technology as well as the distribution of Farallon's Look@Me Applet in Microsoft's Site Builder

CD-ROM and Internet Explorer Starter Kit. The Company has also established strategic alliances with Cisco, Shiva and NetManage for the distribution of Farallon products and has also formed a variety of strategic relationships with 3Com and Apple. The Company intends to expand its current strategic relationships and to form additional strategic relationships to augment its current product development, distribution and marketing strategies.

    Capitalize On Electronic Marketing Expertise. Farallon believes it is a
    --------------------------------------------
leader among networking companies in the effective use of on-line electronic marketing and distribution. The Company's on-line electronic marketing initiatives, which Farallon believes represent a cost-effective form of promotion and sale of its products, currently include the development and maintenance of a Web server containing in excess of 1,000 pages, hyperlinked with over 1,000 Web sites, a monthly electronic bulletin for customers and partners, and electronic software distribution to customers and beta sites. Customers are currently able to purchase certain Farallon products on-line and the Company intends to expand its use of on-line electronic advertising and commerce. The Company currently offers two secure methods for on-line commerce transactions, including Netscape's Secure (SSL) Commerce Server and CyberCash's Secure Internet Payment Service. The Company intends to expand its use of on-line electronic marketing and distribution consistent with evolving industry standards.

    Leverage Brand Recognition, Distribution Channels and Customer Support
    ----------------------------------------------------------------------
Infrastructure. Since its inception, Farallon has been a leading provider of
--------------
networking solutions for the Mac OS market and intends to maintain this market-leading position. The Company intends to leverage its reputation and expertise in providing complete, easy-to-use, plug-and-play networking solutions to more fully penetrate the market for Internet and Windows users. The Company believes that its relationships with approximately 75 distributors in 60 countries are a valuable asset and that these distributors will significantly enhance the marketing and sale of its Internet/Intranet products. In addition, the Company believes that it is recognized in the industry as providing outstanding customer service and support. The Company intends to leverage its positive name recognition, long-standing distribution relationships and its customer support organization to promote its Internet/Intranet products.


PRODUCTS

    Farallon offers complete, easy-to-use, plug-and-play Internet connectivity and networking solutions and real-time collaboration software designed for small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and small organizations that may not have access to sophisticated technical support. The Company's Internet/Intranet product family includes its Netopia routers and modems, which provide high-speed ISDN-based Internet connectivity for workgroups and individuals, as well as its Timbuktu Pro collaboration software, which enables real-time, peer-to-peer communication and collaboration on the Internet, Intranets and LANs. The Company's LAN product family includes Ethernet network connectivity devices as well as other products, which allow users to easily and cost-effectively build 10Base-T Ethernet, 100Base-T Ethernet and LocalTalk networks.


  INTERNET/INTRANET PRODUCTS
  --------------------------

    NETOPIA FAMILY. The Netopia family of products enables cost-effective, plug-and-play, high-speed Internet connectivity for individual users and workgroups who may not have access to sophisticated technical support. These products include the Netopia Internet Router Family, the Netopia ISDN Modem and the Up & Running, Guaranteed! service program.

    The Netopia Internet Router Family includes the Netopia Internet Router and the Netopia SO-Smart Internet Router. The Netopia Internet Routers enable Internet connectivity for multiple users through a single ISDN connection at substantially faster speed than traditional analog-based Internet connections. The Netopia Internet Routers include an ISDN basic rate interface ("BRI") port with built-in NT-1 interface, Point-to-Point Protocol ("PPP"), Multilink PPP and 4:1 LZS compression. In addition, the Company's Netopia Internet Routers include Farallon's patented EtherWave technology that enables connectivity to a 10Base-T Ethernet network in a "daisy-chain" fashion with or without the use of an Ethernet hub. The Netopia Internet Routers also include the "Internet

Starter Kit," a software bundle including Netscape Navigator, Microsoft Windows 95 Internet Jump Start Kit (including SMTP gateway), Qualcomm Eudora Lite e-mail client and for Mac OS users, AppleTalk services over the Internet. In December 1996, the Company announced the addition of the new Netopia SO-Smart Internet Router to the Netopia family of routers. The SO-Smart Routers are optimized for small office and home use and include SmartIP, a cost-saving, ease-of-use and security feature that integrates Network Address Translation ("NAT") technology with Dynamic Host Configuration Protocol ("DHCP") to map multiple IP addresses on the small office LAN to a single static or dynamically assigned Internet IP address from the Internet Service Provider ("ISP"), two Plain Old Telephone Service ("POTS") interface ports, an integrated two-port 10Base-T Ethernet hub and two integrated PC Card slots, allowing for remote troubleshooting, diagnostics, configuration and firmware upgrades in the event of ISDN line failure.

    The Netopia ISDN Modem provides individual users reliable, high-speed ISDN Internet connectivity and telecommuting. The Netopia ISDN Modem includes Internet connectivity software, Multilink PPP, Stacker LZS data compression and two POTS interfaces that enable the integration of digital data transfer with traditional analog telephone, fax or modem use over a single ISDN line. Additionally, the Netopia Modem includes an ISDN assistant that automatically detects the switch type at the telephone company, determines the SPID numbers and automatically configures the modem.

    The Company offers users of Netopia products the Up and Running, Guaranteed! service program. This optional service program assists these users in ordering and provisioning the ISDN line, obtaining and establishing their ISP service, provides remote configuration of the Netopia Internet Routers, assists in the installation and configuration of the client server software, and provides technical support for the Netopia product line. Toll-free technical support is included with this service program for one year.


    TIMBUKTU PRO FAMILY. The Timbuktu Pro family of collaboration software products enables real-time, peer-to-peer collaboration over the Internet, Intranets and LANs. These products include Timbuktu Pro for Windows and Mac OS, Internet applets Look@Me and FlashNote and a new product, Netopia Virtual Office, announced in December, 1996 for initial shipment later during fiscal 1997.

     Timbuktu Pro software enables users to collaborate with other Timbuktu Pro users in real-time over the Internet, Intranets and LANS--viewing other users' screens, revising information, transferring files, controlling other computers and remotely accessing network resources. Timbuktu Pro products are also used by help desk and information systems personnel to remotely solve technical problems, update software and train users on new applications and operating systems. The Company believes that the peer-to-peer collaboration features in its Timbuktu Pro products bring additional functionality to the Internet, which has historically been used predominantly for e-mail and Web browsing.

    The Company's Internet applets, Look@Me and FlashNote, provide enhanced productivity on the Internet through peer-to-peer collaboration. These applets are freely downloadable over the Internet to introduce users to the functionality of Timbuktu Pro collaboration software. Look@Me enables users to remotely observe another Look@Me or Timbuktu Pro user's screen in real-time over the Internet. FlashNote enables users to instantly send files and "pop-up" messages to other FlashNote users over the Internet. The Look@Me applet may be used within the Netscape Navigator browser as an inline "plug-in" or as a stand-alone application. Look@Me and FlashNote users may upgrade electronically over the Internet to a fully functional version of Timbuktu Pro.

    The Company's recently announced Netopia Virtual Office software, which provides communication over the Internet and corporate Intranets by allowing use of a web browser to collaborate in real-time as well as allow 24-hour unattended information exchange. Netopia Virtual Office installs a small hypertext transfer protocol ("http") engine on the owners PC, enabling it to act as a mini-web site hosted by the individual owner. Netopia Virtual Office owners may designate their personal World Wide Web ("WWW") address which is automatically registered with Farallon's netopia.com Dynamic Name Server ("DNS"). Netopia Virtual Office software includes a number of security features designed to protect the owners PC from unauthorized access.

    The Company's business is substantially dependent upon continued growth in the sale of its Internet/Intranet products. Rapid growth in the use of the Internet and Intranets is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth, or will not otherwise lose its utility due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased government regulation. Although the Company has experienced significant percentage growth in Internet/Intranet revenues over the last three fiscal years, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results for these products and services. The Company's limited Internet/Intranet operating history makes the prediction of future Internet/Intranet operating results difficult, if not impossible. There can be no assurance that the Company will continue to increase sales of its Internet/Intranet products, that the Company's existing distribution channels are appropriate for the sale of its Internet/Intranet products or that sales of such products will reach levels significant enough to offset expected declines in sales, average selling prices and gross margins of the Company's LAN products. Accordingly, the failure of the Company's Internet/Intranet products to gain market acceptance or to achieve significant sales would materially adversely affect the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

  LAN PRODUCTS
  ------------

    ETHERWAVE FAMILY. The EtherWave family of products enables users, who may lack network expertise, to easily connect multiple computers and printers to each other in a daisy-chain fashion, or to connect multiple devices per port on standard 10Base-T hubs. These products, which are compatible with the 10Base-T Ethernet standard, include transceivers, adapters and internal cards. Farallon's patented EtherWave technology enables the creation of small 10Base-T Ethernet LANs of up to eight nodes without the use of network hubs, as is required with traditional 10Base-T Ethernet, by simply plugging together EtherWave products, thereby reducing the time and complexity of creating or expanding a 10Base-T network. EtherWave can also be used to easily and flexibly connect up to seven computers and printers per port to an existing hub on a traditional 10Base-T Ethernet LAN.

    ETHERNET FAMILY. The Ethernet family of products enables users in workgroup environments to quickly transfer large data files over a LAN. These products include a comprehensive line of 100Base-T Fast Ethernet and 10Base-T Ethernet products, primarily for Mac OS computers. Fast Ethernet products include the Fast EtherTX-10/100 Cards, the Fast Starlet 100TX/8 Hub, and the Fast Starlet 10/100 Bridge. The Company's dual speed Fast EtherTX-10/100 Cards include a speed autosensing port, providing a flexible network speed migration path from 10Base-T Ethernet, thus protecting existing network investments. The Fast Starlet 100TX/8 Hub with the add-on 10/100 Bridge includes built-in EtherWave connectivity ports for easy and cost-effective connection to existing 10Mbps LANs.

    The Company's range of 10Base-T Ethernet products provides solutions to customers whose networks transfer higher volumes of data than can effectively be transferred by the LocalTalk-speed hardware built into Mac OS computers. The Company's 10Base-T Ethernet family includes transceivers and adapters that connect computers and printers to 10Base-T and 10Base-2 (Thinnet) Ethernet, add-in cards that connect computers to Ethernet, adapters that connect Mac OS computers and printers without available slots to Ethernet as well as a family of 10Base-T hubs and PC Cards.

    LOCALTALK FAMILY. The LocalTalk family of products enables Mac OS users who lack network implementation expertise to easily connect several computers or printers. These products include patented PhoneNET connectors which feature an easy-to-use, plug-and-play approach to creating Mac OS LocalTalk networks using standard telephone wiring. PhoneNET networks can be created without hubs by daisy-chaining nodes. Farallon's LocalTalk family also includes hubs and routers, printer adapters and concentrators designed to expand existing LocalTalk LANs as well as remote access and LAN software.

    To date, the Company has derived a substantial majority of its revenues from LAN products, which represented 91%, 89% and 73% of total revenues for fiscal years 1994, 1995 and 1996, respectively. These products have experienced variable average selling prices and sales volumes, and declining gross margins for the past six fiscal quarters. The Company anticipates that the average selling prices and gross margins of its existing LAN products will continue to decline. Accordingly, to the extent the product mix for any particular period includes a substantial proportion of LAN products, the Company's total gross margin will be adversely affected. To date, the Company has been able to partially reduce the decline in total gross margin by increasing unit sales of existing LAN products, by reducing the manufacturing cost of products and by introducing new products with higher margins. There can be no assurance that the Company will achieve any such reductions in the future. Although the Company's Internet/Intranet products currently carry a higher average gross margin than its LAN products, the Company anticipates that competitive pressures in its Internet/Intranet business may result in declining average selling prices and gross margins in this business as well. Historically, a substantial majority of the Company's LAN product revenues have been derived from sales of products designed for Apple Mac OS and compatible computers. Net revenues from the Company's LAN products fluctuated on a quarterly basis during fiscal 1995 and fiscal 1996, and the Company expects that net revenues from LAN products may decline in the future as a result of declining average selling prices of the Company's LAN products, Apple's incorporation of built-in Ethernet connectivity into certain of its computers, declining sales of Mac OS computers and competition in the LAN products market. Additionally, sales related to certain of the Company's Mac OS products are driven in part by the sales of Apple PowerBooks which have experienced delays, technical difficulties and interrupted supply. As a result of technical characteristics in the Mac OS environment, Fast Ethernet products, in general, have not delivered expected performance levels. If these technical characteristics are not addressed in the future, then Fast Ethernet product sales in the Mac OS market segment will be below the Company's expectations, and operating results may be materially adversely affected. The Company is dependent upon sales and profitability of its LAN products for the foreseeable future, and to the extent that any decline in revenues and gross margins from LAN products is not offset by increases in revenues from other sources, such as sales of the Company's Internet/Intranet products, then the Company's business, operating results and financial condition will be materially adversely affected.

    To date, the Company has derived approximately 85% to 90% of its LAN products revenues from products designed for networking the Apple Mac OS family of personal computers. Accordingly, the Company is substantially dependent on the market for Mac OS computers and the development and sale of new Apple computers, particularly sales of such computers into business environments. There can be no assurance that competitive personal computers will not displace the Mac OS products or reduce sales of Mac OS products. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products. The inability of Apple to successfully develop, manufacture, market or sell new products, and any decrease in the sales or market acceptance of the Mac OS family of computers, would have a material adverse effect on the Company's business, operating results and financial condition.

    The Company relies on an informal working relationship with Apple in connection with the Company's LAN product development efforts. Although the Company and Apple have maintained a cooperative working relationship since the Company's founding, Apple is under no obligation to continue to share product information or otherwise cooperate with the Company. In addition, there can be no assurance that Apple will continue to work cooperatively with the Company in connection with the Company's product development efforts. The absence of such cooperation in the future, as a result of the restructuring undertaken by Apple or any other factors, could have a material adverse effect on the Company's business, operating results and financial condition. Apple currently offers products that compete directly with certain of the Company's products. The Company anticipates that Apple will continue to incorporate additional connectivity, communication and collaboration technologies into more of its products in the future, which will adversely affect sales of the Company's LAN products. Since Apple has substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger customer base, Apple may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. The Company believes that it is likely that Apple will in the future sell separately or bundle with its computers certain Internet access products, such as Integrated Services Digital Network ("ISDN") terminal adapters similar to the Company's Netopia ISDN Modem. Any such additional bundling or enhancement by Apple could have a material adverse effect on the Company's business, operating results and financial condition.


STRATEGIC ALLIANCES

    The Company has entered into strategic alliances to facilitate the development, distribution, marketing and support of its products. These alliances enhance the Company's ability to adapt effectively to technological change and leverage shared distribution resources, thereby providing increased utility to end users.

 Product and Technology Alliances
 --------------------------------

    MICROSOFT. Farallon and Microsoft have developed a strategic relationship including Microsoft's license of Farallon's patent covering cross-platform screen-sharing technology currently found in the Company's Internet/Intranet software products. The two companies are also discussing the development of cross-platform interoperable Internet collaboration products in fiscal 1997.

    3COM. Since 1993, Farallon and 3Com have entered into a series of agreements under which 3Com has provided Farallon with 3Com's Ethernet controller technology and certain Ethernet adapter products. Farallon combines these products and technologies with its own software and firmware technologies for delivery to certain LAN customers. This strategic relationship has allowed Farallon to bring 3Com's highly regarded "Parallel Tasking" technology to Farallon's LAN customers. More recently, 3Com and Farallon entered into an agreement for the supply of 3Com ISDN modems to Farallon, which are combined with Farallon-developed Mac OS-based installation and driver software for delivery to Farallon's Mac OS customers, and with 3Com-developed PC-based installation and driver software for delivery to Farallon's PC customers.

    APPLE. Farallon has, from time to time, entered into joint development and Original Equipment Manufacturer ("OEM") agreements with Apple, such as those providing for the co-development with Apple of Farallon's AirDock infrared network adapter and the license by Farallon of Apple's ARA remote access client software for incorporation into Farallon's Mac OS-based Timbuktu Pro products. Farallon believes that these agreements enhance its efforts to deliver new Mac OS products, and additional features and functionality, to its existing Mac OS customers. Additionally, Farallon has participated in conferences that preview Apple strategies and initiatives, thereby assisting the Company in formulating market strategies.

  Distribution Alliances
  ----------------------

    MICROSOFT. Microsoft selected Farallon's Look@Me ActiveX Control to be included on the Microsoft Site Builder Workshop CD-ROM released in July 1996. The Site Builder Workshop CD-ROM contains the tools, ActiveX Controls and samples Webmasters need to begin development of active Web sites. In October 1996, Microsoft selected Farallon's Look@Me ActiveX Control to bundle in all retail versions of the Internet Explorer Starter Kit. Look@Me users will have the opportunity to electronically upgrade to the full version of Timbuktu Pro Software.

    CISCO. In November 1995, Farallon and Cisco entered into a distribution alliance under which Farallon's Timbuktu Pro collaboration software (Windows 3.X and Windows 95 versions) is bundled with Cisco's CiscoRemote software package, which is distributed by Cisco to users of its remote access server products. The agreement provides for the payment of certain royalties to Farallon for the right to distribute the Timbuktu Pro collaboration software with CiscoRemote, and provides Farallon access to registered users of CiscoRemote.

    SHIVA. In November 1994, Farallon and Shiva entered into an agreement to license ShivaPPP software to Farallon for integration into Farallon's Timbuktu Pro collaboration software (Windows 3.X version). ShivaPPP is used by Farallon's Timbuktu Pro customers to establish a remote access connection to Intranets based upon PPP standards. In addition, in January 1996, Shiva began distributing evaluation versions of Farallon's Timbuktu Pro collaboration software (Windows 3.X and Windows 95 versions) with Shiva's LanRover remote access servers.

    NETMANAGE. In April 1996, NetManage selected Farallon's Look@Me applet to enhance the collaboration module of its Chameleon Internet software products. Chameleon users will have the opportunity to upgrade electronically from Look@Me to the full version of Timbuktu Pro.

    INTERNET SERVICE PROVIDERS ("ISPS"). In September 1995, Farallon and PSINet, a national ISP, entered into a strategic joint marketing relationship under which users of certain Netopia products are offered various economic incentives, including discounts on PSINet Internet service registration and Internet access. Farallon offers training and other incentives to PSINet's entire sales staff to promote Netopia products. Farallon and PSINet are jointly developing a set of reseller programs to expand PSINet's Internet access service with Farallon products.

    In addition, Farallon has established the Netopia Internet Service Partner Program ("NISPP"), under which ISPs may purchase Netopia Internet connectivity products directly from Farallon for sale or lease to their customers. Farallon has contracted with over 100 regional ISPs under the NISPP program. Under the NISPP, ISPs are offered market development funds, router preconfiguration services, a dedicated technical support telephone number, use of Farallon's customer database for joint mailings, and use of Timbuktu Pro collaboration software to provide their customers with immediate help desk support.

    In general, each of these alliances may be terminated by either part at any time with limited notice. There can be no assurance that existing alliances will remain in effect or that additional relationships will be successfully established.

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

    The Company does not manufacture any of the components used in its products and performs only limited assembly on some products. The Company relies on independent contractors to manufacture to specification the Company's components, subassemblies, systems and products. The Company also relies upon limited source suppliers for a number of components used in the Company's products, including certain key microprocessors and integrated circuits. There can be no assurance that these independent contractors and suppliers will be able to timely meet the Company's future requirements for manufactured products, components and subassemblies. The Company generally purchases limited source components pursuant to purchase orders and has no guaranteed supply arrangements with these suppliers. The Company has maintained relationships with certain of its domestic manufacturing suppliers whereby the Company will purchase components used in certain of its products for resale to its manufacturing suppliers when the Company can secure more favorable terms for the purchase of such components. As a result of the Company moving certain of its production offshore and terminating relationships with certain of its previous manufacturing suppliers, the Company may be required to repurchase certain of these component parts that the previous manufacturing suppliers are unable to resell to the Company's new manufacturing suppliers. The Company currently believes that the component parts can be sold to its new manufacturing suppliers and does not anticipate having to repurchase any of these components, although there can be no assurance that such repurchases will not be required. In addition, the availability of many of these components to the Company is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. However, any extended interruption in the supply of any of the key components currently obtained from a limited source would disrupt its operations and have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company anticipates that it will be necessary to establish additional strategic relationships in the future, in particular with additional national ISPs, and there can be no assurance that the Company will be able to establish such alliances or that such alliances will result in increased revenues.

SALES AND MARKETING

    The Company's sales force assists end users by providing solutions for their Internet connectivity, collaboration and LAN networking needs. In addition, the sales force provides pre-sales and order management support to distributors, resellers, and ISPs, identifies new opportunities for product development and provides general market information to management. The Company's marketing strategy is to achieve broad market penetration by utilizing multiple distribution channels, including the use of two-tier distributors, direct sales, mail order, ISPs and Internet Value Added Resellers ("VARs"), and K-12 and electronic marketing.

    Two-Tier Distributors.  Farallon's major distributors in North America are
    ---------------------
Ingram Micro ("Ingram") and Tech Data which distribute Farallon's products to resellers, VARs, dealers and dealer chains. Internationally, Farallon distributes its products through approximately 75 distributors in 60 countries. In Europe, distributors sell primarily in the U.K., France, Germany and Sweden, and in the Pacific Rim, distributors sell primarily in Japan. Farallon provides periodic training in the development of network solutions to networking VARs who purchase the Company's products primarily from distributors. The Company's agreements with its distributors can generally be terminated without cause and do not provide for minimum purchase commitments. Additionally, the agreements provide price protection and grant the distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases.

    Direct Sales.  Farallon's direct sales force is primarily focused on the
    ------------
execution of high volume or site license agreements with corporate accounts in North America. Timbuktu Pro collaboration software is the primary product sold through this channel. In addition, certain higher education institutions in North America have historically purchased LAN products directly from the Company.

    Mail Order. Farallon markets its products in mail order catalogues, such
    ----------
as those offered by MicroWarehouse, to reach users who are generally more technically sophisticated. Through lower overhead and service costs, mail order catalogs are generally able to offer lower prices than dealers and retailers.

    ISPs and Internet VARs. Farallon has formed strategic relationships with
    ----------------------
PSINet, a national ISP, and over 100 regional ISPs to assist its customers in gaining Internet access and to increase sales of Netopia products. The Company also has recruited approximately 1,000 Internet VARs for the sale of Netopia products.

    K-12 Marketing. Farallon also sells through a group of regional VARs known
    --------------
as Apple Education Sales Agents ("AESAs") which are Apple's exclusive North American resellers of Macintosh computers to K-12 educational institutions. Farallon maintains relationships with all 15 AESAs and believes these VARs represent an effective channel for sales to the K-12 market.

    Electronic Marketing. The Company has developed and maintains a Web server
    --------------------
containing over 1,000 pages, hyperlinked with over 1,000 Web sites, a monthly electronic bulletin for customers and partners, and electronic software distribution to customers and beta sites. The Company intends to expand its use of on line electronic advertising and commerce including the on-line sale of Farallon products. The Company currently supports two secure alternatives for on line commerce transactions including Netscape's Secure (SSL) Commerce Server and CyberCash's Secure Internet Payment Service.

    Other Marketing. The Company uses several marketing programs, such as
    ---------------
trade advertising, participation in trade shows, press briefings on strategy and new products, and telemarketing, to support the sale and distribution of its products. Through these marketing programs, Farallon seeks to build brand name recognition, stimulate demand and inform channels about the capabilities and benefits of the Company's products.

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

    The Company relies primarily on distributors for the sale of its Internet/Intranet and LAN products. Revenues from distributors accounted for 76%, 73% and 60% of the Company's total revenues in fiscal 1994, 1995 and 1996, respectively. A substantial amount of the Company's revenues result from a limited number of these distributors. The Company's three largest distributors accounted for 45%, 43% and 35% of the Company's total revenues in fiscal 1994, 1995 and 1996, respectively. During fiscal 1994, 1995 and 1996, revenue from Ingram accounted for 24%, 22% and 18% of the Company's total revenues, and revenue from MicroWarehouse accounted for 12%, 13% and 11% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during fiscal 1994, 1995 and 1996. The distribution of LAN products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. For example, Merisel continues to publicly announce certain financial difficulties. There can be no assurance that Merisel will be able to pay in full the amount currently owed to the Company or that any of the Company's other current or future distributors will not experience financial difficulties, which could result in a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that Ingram, MicroWarehouse or Merisel will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors and operates with these and other distributors on a purchase order basis. The Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, or that these distributors will not devote greater resources to marketing products of other companies. Accordingly, the loss of, or a significant reduction in revenue from, one of the Company's distributors, including Merisel, could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company grants to its distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases and provides price protection to its distributors. Although the Company provides allowances for projected returns and price decreases, any product returns or price decreases in the future that exceed the Company's allowances will materially adversely affect the Company's business, operating results and financial condition. The Company also provides end users with a lifetime warranty on certain products and permits end users to return any product for its full purchase price if the product does not perform as warranted. To date, the Company has not encountered material warranty claims. Nevertheless, if future warranty claims exceed the Company's reserves, the Company's business, operating results and financial condition could be materially adversely affected. In addition, the Company attempts to further limit its liability to end users through disclaimers of special, consequential and indirect damages and similar provisions in its end user warranty. However, no assurance can be given that such limitations of liability will be legally enforceable.

    Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter.

CUSTOMER SERVICE AND SUPPORT

    The Company believes that it is recognized in the networking industry as having an outstanding customer support organization. Farallon believes that effective customer support is a key criterion used in selecting networking solutions. Network managers and administrators, VARs, distributors, resellers, consultants and other experienced technical experts utilize the Company's toll-free telephone support lines, fax and on-line services to access Farallon's internal technical databases and support personnel. Additionally, support personnel are trained to satisfy the needs of end users who are not technical experts and do not have access to sophisticated technical support. The Company believes that its support programs have been successful in creating brand loyalty through its focused support of the specialized needs of these end users, and through the easy-to-use, plug-and-play design of its products.

    Under the Up & Running, Guaranteed! program, Farallon will remotely configure the Netopia Internet Router and assist users in setting up service with the user's telephone company and ISP. The program is also available at a reduced price for users of the Netopia ISDN Modem. Once unique in the industry, this concept has recently been adopted by at least three of the Company's competitors. However, the Company believes that its program remains the most comprehensive in the market. The Company's expertise in solving technical problems enables it to commit its resources to analyze any problem an end user may have, even if it involves a product from another company, thereby building customer loyalty to Farallon as the single source for networking solutions.


TECHNOLOGY

    The Netopia Internet Routers include several core communications technologies, including a third-generation multi-protocol routing engine. The product's operating software has been optimized for the special requirements of Internet access over high-speed digital WAN links, and provides both packet header and data-link compression. The routing engine operates in conjunction with companion modules that provide connection/bandwidth management, authentication/security and configuration/network management functions. The connection/ bandwidth management module supports dial-on-demand routing, and tracks incoming and outgoing data calls. Calls can be initiated based on time of day, type of data traffic, and packet data thresholds. Utilizing the standards-based PPP and Multilink PPP protocols, the connection/bandwidth manager provides a dynamic "bandwidth on demand" capability. By transparently providing the appropriate amount of bandwidth based on current utilization, these technologies significantly reduce telecommunications costs, particularly with ISDN. An authentication/security module provides PPP authentication services between interconnected routers, dial-back security, and packet filters that allow a LAN to maintain a degree of network security while connecting to the Internet. The router supports a wide variety of local and remote configuration/network management capabilities, including a menu-based console and virtual terminal ("TELNET") interface, Trivial File
Transfer Protocol ("TFTP"), and the Simple Network Management Protocol ("SNMP"). Finally, the router includes an integrated DHCP server which automates configuration of the TCP/IP protocol stacks of computers on the Ethernet LAN.

    The Timbuktu Pro family of collaboration software includes patented cross platform collaboration technology that provides remote control capabilities across disparate operating systems. This collaboration system supports text and graphical image display between homogeneous and heterogeneous computers connected on a network, the Internet or via other transport media. The system captures window system event messages during a recording process and then translates these messages into procedure calls during the imaging process on the destination platform. For example, this technology allows a Windows NT workstation to view the screen of a Mac OS computer regardless of the differences in screen size, resolution or color depth. This technology enables the Company to better address the heterogeneous requirements of the Internet. The Company has also developed proprietary compression technologies which are used to minimize resources required for image transmissions over the Internet and slow speed networks. Windows GDI and Mac OS Quickdraw compression, Backing Store Cache compression, and Font Negotiation technology enable the products to transmit the minimum amount of data necessary to render an image.

    Timbuktu Pro collaboration software also includes multi-level security technology that protects enterprise network computing resources and individual users from unauthorized intrusion. Each product maintains its own database which is used to verify the identity and define the privileges of any user attempting to gain access to a machine. The Company has also developed unique administration technology for security-conscious network administrators which allows them to customize the functionality available to their organization. In addition, the TCP/IP ports assigned to Farallon by the Internet Engineering Task Force ("IETF") allow network managers to safeguard their Intranet from unauthorized access with widely available firewall technology. The Company believes that the object-oriented modular architecture of its products allows Farallon to exploit market opportunities quickly and address OEM customer requirements. For instance, by leveraging the product's built-in Object Linking and Embedding ("OLE") automation, the Company was one of the first to market real-time collaboration Netscape plug-ins and Internet applets. This architecture allows new features, transports, and services to be quickly incorporated to meet future market demands as well as provide easy integration into other third-party applications.

    The EtherWave family of products incorporates a patented technology that permits daisy-chained standard 10Base-T Ethernet segments with multiple nodes on each segment. A non-reclocking repeater re-transmits data packets from each node to subsequent nodes in a daisy-chained segment. When an EtherWave connected computer or printer is powered-off, by-pass circuitry built into every EtherWave enables the device to maintain the network connection without interruption. Farallon's LAN products include internally developed application-specific integrated circuits ("ASICs"), that combine large functional logic blocks into a common silicon core. The Company uses industry-standard software tools to design these ASICs and several ASIC manufacturing sources for production. ASIC technology has enabled the Company to provide increased performance and higher reliability while decreasing production costs. The Company believes it possesses expertise in real-time, high-speed, embedded systems hardware design using Complex Instruction Set Controller ("CISC") and Reduced Instruction Set Controller ("RISC") processors, and Ethernet and Fast Ethernet technologies. The Company believes it also possesses expertise in high-volume, low-cost product design and domestic and international homologation requirements.


PRODUCT DEVELOPMENT

    The Company believes that its future business and operating results depend in part on its ability to continue to enhance existing products, develop new products and improve the price and performance of its products in a timely manner. The Company continuously evaluates the emerging needs, developing standards and emerging technologies of its target markets to identify new market or product opportunities. Farallon is focusing its development efforts on Internet connectivity through high-speed digital services, including ISDN, T-1, Frame Relay and software enhancements including Netopia Virtual Office, a Windows NT version of Timbuktu Pro, further internationalization of its products, PC card-based products for laptop computers and cost-reducing design improvements. In addition, the Company has relied and will continue to rely on external development resources, such as OEM suppliers, for the development of certain of its products and related components. Research and development expenses were $6.7, $8.4 and $8.9 million for fiscal years 1994, 1995, and 1996, respectively.

    The personal computer industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's Netopia products currently operate only over ISDN telecommunication service. As other communications technologies, such as 56K analog modems, Frame Relay, ATM, ADSL and communication over cable or wireless networks, are developed or gain market acceptance, the Company will be required to enhance its Internet connectivity products to support such technologies, which will be costly and time consuming. If the Company is unable to modify its products to support new Internet access technologies, or if ISDN does not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as a result of deemphasis of ISDN by communications service providers, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the Company has historically derived a substantial majority of its revenues from the sale of Ethernet connectivity products. In the event that current Ethernet network technology is modified or replaced and the Company is unable to modify its products to support new Ethernet technologies or alternative technologies, the Company's business, operating results and financial condition could be materially adversely affected. The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchase of existing Company products. Such deferral of purchases could have a material adverse effect on the Company's business, operating results and financial condition.

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

    As of December 1, 1996, Farallon's research and development staff consisted of 60 employees. Of these employees 51 were focused primarily on Internet/Intranet product development and 9 were focused primarily on LAN product development. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, the failure of which could have a material adverse effect on the Company's business, operating results and financial condition.


COMPETITION

    The markets for the Company's products and services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEM product manufacturers of Internet access and remote LAN access equipment, manufacturers of remote control and screen sharing software and manufacturers of LAN client access and network systems products. In the Internet access and remote LAN access equipment market, the Company primarily competes with Ascend, Cisco, Motorola, 3Com, U.S. Robotics, Shiva, Gandalf and several other companies. In the remote control and screen sharing software market, the Company competes primarily with Symantec, Microcom, Traveling Software, Stac Electronics and several other companies. In the LAN client access and network systems product market, the Company competes primarily with Apple, Asante, Dayna, Global Village and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. For example, Microsoft has available for free, via download on the Internet, communications and collaboration software compatible with the Microsoft Internet Explorer. This software product, which enables real-time communication within a workgroup, could undermine the Company's ability to market its Timbuktu Pro and/or Netopia Virtual Office collaboration software. In addition, Netscape also offers software that enables dispersed workgroups to collaborate in the work environment. Accordingly, there can be no assurance that the Company can continue to market its collaboration software, which would have a material adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors have introduced free and/or paid guaranteed service and support programs that appear to be similar to the Company's Up & Running, Guaranteed! program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program, which could have a material adverse effect upon the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

    Farallon believes that the principal competitive factors in its markets are: (1) product feature, function and reliability, (2) ease of use, (3) customer service and support, (4) price and performance, (5) timeliness of new product introductions, (6) brand name recognition, (7) strategic alliances,
(8) size and scope of distribution channels, (9) breadth of product line, and
(10) size of installed customer base. While the Company believes, in general, that it currently competes favorably with regard to these factors there can be no assurance that the Company will be able to compete successfully in the future, the failure of which would have a material adverse effect on the Company's business, operating results and financial condition.


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

    The Company relies upon certain software, firmware and hardware designs that it licenses from third parties, including firmware that is integrated with the Company's internally developed firmware and used in the Company's products to perform key functions. There can be no assurance that these third-party licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, such licenses could result in shipment delays or reductions until equivalent firmware could be developed, identified, licensed and integrated which would materially adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

    As of December 1, 1996 the Company employed 224 persons, including 55 in sales and marketing, 60 in research and development, 31 in customer service and support, 44 in manufacturing operations, and 34 in general and administrative functions. The Company also contracts with consultants who provide short and long-term services to the Company in various areas. Farallon believes that its relations with its employees are good. None of Farallon's employees is represented by a labor union and the Company has not experienced a work stoppage. The Company believes its business depends to a significant extent on the contributions of its senior management and other key personnel and on Farallon's ability to attract and retain highly qualified personnel. Competition to hire such personnel in Farallon's industry and location is intense.

    The Company's business and prospects depend to a significant degree upon the continuing contributions of its key management, sales, marketing, product development and administrative personnel. The Company does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. The loss of key management or technical personnel could materially adversely affect the Company's business, operating results and financial condition. The Company believes that its prospects depend in large part upon its ability to attract and retain highly-skilled engineering, managerial, sales and marketing, and administrative personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.


ITEM 2.   PROPERTIES

    The Company leases approximately 49,000 square feet of office space for its headquarters in Alameda, California. The site is used for research and development, administration, customer service, and sales and marketing activities. The facility is leased for a five year term, expiring December 31, 1997. The Company has an option to renew this lease for an additional five years; the option expires February 28, 1997. The Company also holds a right of first refusal on 3,000 square feet of expansion space in an adjacent building, and on 65,000 square feet of office space in a new building to be constructed in the spring of 1997, at the same location as its headquarters. In addition, the Company leases approximately 29,000 square feet of warehouse space in San Leandro, California to accommodate the Company's distribution center, which maintains inventory and provides shipping and handling. The lease is for a five year term, expiring December 31, 1997. The company holds two five-year renewal options on this facility. The Company leases approximately 11,000 square feet of research and development office space in Lawrence, Kansas and 2,400 square feet in San Jose, California, the leases on which expire on July 30, 1997 and June 30, 1997, respectively. The Company also leases approximately 1,200 square feet of sales office space in France. The lease term is for nine years ending February 28, 2005. The Company believes that its existing facilities are adequate for its current needs and that additional space sufficient to meet the Company's needs for the foreseeable future is available on reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS

    As of December 1, 1996 the Company was not involved in any pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    No matters were submitted to a vote of security holders of the Company during the fourth quarter ended September 30, 1996.

PART II.

ITEM 5. MARKET FOR FARALLON'S COMMON STOCK AND RELATED STOCK-HOLDER MATTERS

    The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "FRLN". The table below sets forth the high and low sales prices per share as reported on The Nasdaq Stock Market since the Company's initial public offering on June 13, 1996. The Company's initial public offering price was $16.00 per share .


Fiscal Year Ended September 30, 1996        High     Low

Third quarter ended June 30, 1996(1)       19.000   14.750
Fourth quarter ended September 30, 1996    15.000    7.500

(1) Trading of the Company's Common Stock commenced on June 13, 1996, accordingly the high and low price information represents 12 trading days.

    The Company believes several factors including but not limited to quarter-to-quarter variances in financial results, announcements of new products and new orders by the Company or its competitors could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock prices for many high technology companies typically experience extreme price fluctuations, which are often not related to changes in the operating performance of the specific companies. Broad market fluctuations as well as general economic conditions such as a recessionary period or high interest rates may affect the market price of the Company's Common Stock. As of December 1, 1996 the Company had approximately 800 shareholders of record. The Company has not paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. On June 7, 1997, 360 days after the date of the Company's prospectus, 480,000 additional shares of the Company's Common Stock will become available for sale in the public market subject to certain limitation of Rule 144 and the Company's insider trading policy.

ITEM 6.   SELECTED FINANCIAL DATA

    The following selected financial data has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                                                              YEARS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------
                                             1992       1993         1994         1995          1996
                                           --------   ---------   ----------   ----------   ------------
CONSOLIDATED STATEMENT OF                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
 OPERATIONS DATA:
  Revenues:
    Internet/Intranet products..........   $    --    $    --        $ 5,310      $ 6,569       $16,718
    LAN products........................    48,038      48,425        51,691       50,620        44,886
                                           -------     -------       -------      -------       -------
        Total revenues..................    48,038      48,425        57,001       57,189        61,604
  Cost of revenues:
    Internet/Intranet products..........        --          --           447          674         3,811
    LAN products........................    22,954      24,302        30,368       28,842        28,439
                                           -------     -------       -------      -------       -------
        Total cost of revenues..........    22,954      24,302        30,815       29,516        32,250
                                           -------     -------       -------      -------       -------
  Gross profit..........................    25,084      24,123        26,186       27,673        29,354
  Operating expenses:
    Research and development............     7,973       7,434         6,671        8,429         8,919
    Selling and marketing...............    13,614      14,087        13,983       13,691        15,778
    General and administrative..........     3,572       3,216         3,228        2,888         3,429
    Restructuring costs (1).............       500       1,048            --           --            --
                                           -------     -------       -------      -------       -------
        Total operating expenses........    25,659      25,785        23,882       25,008        28,126
                                           -------     -------       -------      -------       -------
  Operating income (loss)...............      (575)     (1,662)        2,304        2,665         1,228
  Other income, net.....................        76         249           291          815         1,040
                                           -------     -------       -------      -------       -------
  Income (loss) before income...........      (499)     (1,413)        2,595        3,480         2,268
            taxes
  Income tax expense....................         1           1           408          974        (1,433)
            (benefit)(2)................   -------     -------       -------      -------       -------
  Net income (loss).....................   $  (500)    $(1,414)      $ 2,187      $ 2,506       $ 3,701
                                           =======     =======       =======      =======       -------
        Net income per share............                                            $0.25         $0.33
                                                                                  =======       -------
Shares used in per share
  computations (3)......................                                            9,891        11,071
                                                                                  =======       =======


                                                                  SEPTEMBER 30,
                                              1992        1993          1994         1995          1996
                                           -------     -------       -------      -------       -------
CONSOLIDATED BALANCE SHEET DATA:                                  (IN THOUSANDS)
Working capital.........................   $17,505     $16,866       $19,569      $21,755       $49,469
Total assets............................    26,913      29,075        29,289       33,872        61,618
Long-term liabilities, net of current          108       1,262           689          218            46
 portion................................
Total stockholders' equity..............    20,395      19,176        21,644       24,279        53,143

(1) In fiscal 1992, the Company adopted a plan to close a European facility. As a result the Company accrued severance pay and office closure costs, including future lease payments for abandoned and excess office space. In fiscal 1993, the Company further reduced its number of employees and identified certain impaired assets as part of a restructuring.

(2) As of March 31, 1996, the Company reversed a full valuation allowance that it had previously provided against its deferred tax assets, resulting in a non-recurring income tax benefit of approximately $2.3 million.

(3)  See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Other Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's Securities and Exchange Commission Filings.

OVERVIEW

    Farallon develops, markets and supports complete, easy-to-use, plug-and-play Internet connectivity and networking solutions and real-time collaboration software to increase the productivity and efficiency of Internet, Intranet and LAN users. The Company was founded in 1985 and initially focused on the development of networking products for AppleTalk LANs, including the PhoneNET network system. To date, the Company has derived a substantial majority of its revenues from its LAN products, including its EtherWave and Ethernet products. In 1993, the Company revised its business strategy to concentrate on the Internet and Intranet markets through the utilization of its TCP/IP and routing expertise. In the first quarter of fiscal 1994, the Company released its first Timbuktu Pro Internet/Intranet collaboration software product (TCP/IP enabled), and in the first quarter of fiscal 1996, the Company introduced its Netopia family of Internet connectivity products and services. Although the Company has experienced significant percentage growth in Internet/Intranet product revenues over the last three years, the Company does not believe prior growth rates are sustainable or indicative of future Internet/Intranet operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. The Company's limited Internet/Intranet operating history makes the prediction of future Internet/Intranet operating results difficult, if not impossible.

    The Company's total revenues are derived from the sale of Internet/Intranet and LAN connectivity products. Internet/Intranet product revenues include license revenues for its Timbuktu Pro software, sales of the Netopia family of products and fees for related services as well as revenue from licensing its patent covering cross-platform screen-sharing technology. LAN products revenue is derived primarily from the sale of EtherWave, Fast Ethernet, Ethernet and LocalTalk compatible products which include the PhoneNET system network connectivity products and, historically, remote access and LAN software. Revenue relating to the sale and licensing of hardware and software products is recognized upon shipment of the products by the Company, patent revenue is recognized upon the licensing of the rights to the patent and service revenues are recognized ratably over the term of the contract. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing. Revenue is recorded net of an estimated allowance for returns. Any product returns or price decreases in the future that exceed the Company's allowances may materially adversely affect the Company's business, operating results and financial condition.

    As the Company continues to focus on the development of its Internet/Intranet business, and as a result of variable average selling prices of the Company's LAN products, declining sales of Mac OS computers and competitive factors, the Company expects that LAN products revenue may decline and may account for a decreasing percentage of total revenues in future periods to the extent that Internet/Intranet product revenues increase. As a result, the Company's future operating results are dependent upon continued market acceptance of its Internet/Intranet products and enhancements thereto. However, the Company is dependent upon sales of its LAN products for the foreseeable future, and to the extent that any decline in revenues from LAN products is not offset by increases in revenue from other sources, such as sales of the Company's Internet/Intranet products, then the Company's business, operating results and financial condition will be materially adversely affected.

    The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company and external market factors including but not limited to price competition. The Company's Timbuktu Pro collaboration software products have a higher average gross margin than the balance of the Company's products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there will be a material adverse effect on the Company's business, operating results and financial condition.

    Farallon sells its Internet/Intranet and LAN products and related maintenance, support and other services primarily through distributors, while certain products are also sold directly through select ISPs or directly by the Company to corporate accounts and higher education institutions. Revenues from distributors accounted for 76%, 73% and 60% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively. The Company's three largest distributors accounted for 45%, 43% and 35% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively. The Company intends to continue to use its existing VARs to sell the Company's Internet/Intranet products, and to recruit additional VARs and pursue other marketing channels in the future. There can be no assurance that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, or that these distributors will not devote greater resources to marketing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors could have a material adverse effect on the Company's business, operating results and financial condition.

    International revenues accounted for 25%, 29%, and 29% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively, and are derived primarily from Europe and Japan. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                               YEARS ENDED SEPTEMBER 30,
                                           ------------------------------------
                                            1994        1995           1996
                                           ------   ------------   ------------
        Revenues:
          Internet/Intranet products         9.3%          11.5%          27.1%
          LAN products                      90.7           88.5           72.9
                                           -----          -----          -----
            Total revenues                 100.0          100.0          100.0
                                           -----          -----          -----
        Cost of revenues:
          Internet/Intranet products         0.8            1.2            6.2
          LAN products                      53.3           50.4           46.2
                                           -----          -----          -----
            Total cost of revenues          54.1           51.6           52.4
                                           -----          -----          -----
        Gross profit                        45.9           48.4           47.6
                                           -----          -----          -----
        Operating expenses:
          Research and development          11.7           14.7           14.5
          Selling and marketing             24.5           23.9           25.6
          General and administrative         5.7            5.1            5.6
                                           -----          -----          -----
            Total operating expenses        41.9           43.7           45.7
                                           -----          -----          -----
        Operating income                     4.0            4.7            2.0
        Other income, net                    0.5            1.4            1.7
                                           -----          -----          -----
        Income before income taxes           4.5            6.1            3.7
        Income tax expense (benefit)         0.7            1.7           (2.3)
                                           -----          -----          -----
        Net income                           3.8%           4.4%           6.0%
                                           -----          -----          -----

YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996

    Revenues. The Company's total revenues increased slightly from $57.0
    --------
million for fiscal 1994 to $57.2 million for fiscal 1995, and increased 7.7% to $61.6 million for fiscal 1996. Internet/Intranet products revenue increased 23.7% from $5.3 million for fiscal 1994 to $6.6 million for fiscal 1995, and increased 154.5% to $16.7 million for fiscal 1996. The Internet/Intranet revenue increase for fiscal 1995 was primarily due to the introduction of the Windows version of Timbuktu Pro as well as increased volume licensing of Timbuktu Pro for the Macintosh. The increase for fiscal 1996 was due to the introduction and initial market acceptance of the Company's Netopia family of products and services, increased sales of the Windows versions of Timbuktu Pro collaboration software (particularly volume licenses in corporate Intranets), upgrade cycles and increased volume licenses related to the Macintosh version of Timbuktu Pro as well as the licensing of the Company's patent covering cross-platform screen-sharing technology. Exclusive of the patent license, revenues from Timbuktu Pro decreased slightly late in the fiscal year reflecting a decrease in sales of the Macintosh version of Timbuktu Pro, partially offset by slight growth in sales of the Windows version of Timbuktu Pro. LAN products revenue decreased 2.1% from $51.7 million for fiscal 1994 to $50.6 million for fiscal 1995, and decreased 11.3% to $44.9 million for fiscal 1996. The decrease for fiscal 1995 was primarily due to reduced sales and average selling prices of LocalTalk products, offset in part by increased Ethernet and EtherWave revenues. The decrease for fiscal 1996 was due to declining sales and average selling prices of Etherwave and LocalTalk products, partially offset by the introduction of new Ethernet, Fast Ethernet and OEM Ethernet products. The Company believes declining EtherWave sales are primarily a result of price competition from standard 10Base-T hubs, cards and transceivers. Although Ethernet product revenue increased from fiscal 1995 to fiscal 1996 as a result of new product introductions, the increase was partially offset by declining demand for certain Ethernet products due to price competition and vendor incorporation of built-in
Ethernet connectivity into certain new computers.   The Company also believes
its Ethernet and Timbuktu Pro for Macintosh products experienced weakened demand late in the fiscal year primarily due to delays, technical difficulties and an interrupted supply of PowerBooks from Apple Computer ("Apple"). To the extent that the Company continues to experience weakened demand for its products such as its Timbuktu Pro and Ethernet products, the Company's business, operating results and financial condition would be materially adversely affected. Internet/Intranet products revenue accounted for 9.3%, 11.5% and 27.1% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively, while LAN products revenue accounted for 90.7%, 88.5% and 72.9% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively.

    Revenues from distributors accounted for 76%, 73% and 60% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively. The decrease in the percentage of revenues from distributors was primarily due to declining sales of the Company's LAN products which are sold primarily through the distribution channel. Revenues from Ingram accounted for 24%, 22% and 18% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively, and revenues from MicroWarehouse accounted for 12%, 13% and 11% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively. No other customers have accounted for 10% or more of the Company's total revenues during fiscal 1994, 1995 and 1996.

    International revenues accounted for 25%, 29% and 29% of total revenues for fiscal 1994, 1995 and 1996, respectively. International revenue increased as a percent of total revenue from fiscal 1994 to fiscal 1995 primarily due to increased demand in the Pacific Rim. Although international revenues remained flat as a percentage of total revenue from fiscal 1995 to fiscal 1996, they increased 8.2% from $16.6 million for fiscal 1995 to $18.0 million for fiscal 1996 primarily due to increased sales in the Pacific Rim which the Company believes were partially offset late in the fiscal year by delays, technical difficulties and interrupted supply of Apple PowerBooks and decreased international sales of other Apple products. To the extent that the Company continues to experience weakened international demand for its products such as its Timbuktu Pro and Ethernet products, the Company's business, operating results and financial condition would be materially adversely affected.


    Gross Margin.  The Company's total gross margin increased from 45.9%
    ------------
for fiscal 1994 to 48.4% for fiscal 1995, and decreased to 47.6% for fiscal 1996. Internet/Intranet products gross margin decreased from 91.6% for fiscal 1994 to 89.7% for fiscal 1995, and decreased to 77.2% for fiscal 1996. The decrease in Internet/Intranet products gross margin for fiscal 1995 was due to declining selling prices of Internet/Intranet software products for the Mac OS and increasing sales of the Company's Windows Internet/Intranet software products, which carry a slightly lower gross margin than the Mac OS product due to higher royalties applicable to the Windows product. The decrease in Internet/Intranet products gross margin for fiscal 1996 was primarily due to the introduction of Netopia routers and modems which have lower gross margins than the Company's Internet/Intranet software products, partially offset by the licensing of the Company's patent covering cross-platform screen-sharing technology. The Company's gross margin for LAN products increased from 41.3% for fiscal 1994 to 43.0% for fiscal 1995, and decreased to 36.6% for fiscal 1996. The increase in LAN products gross margin for fiscal 1995 was primarily due to increased sales volume and material cost reductions through product re-designs within the EtherWave product line, partially offset by declining sales volumes and average selling prices of LocalTalk products. The decrease in LAN products gross margins for fiscal 1996 was primarily due to declining sales and average selling prices on the Company's higher margin EtherWave and LocalTalk products and increased sales of lower margin Ethernet and Fast Ethernet products. Additionally, LAN products gross margins were adversely affected by a non-recurring charge to cost of sales resulting from standard cost reductions on current inventory as well as additional inventory reserves the Company recorded in the fourth quarter. These reserves are primarily related to Fast Ethernet products which have experienced market acceptance below the Company's expectations.

    Research and Development.  Research and development expenses increased
    ------------------------
from $6.7 million for fiscal 1994 to $8.4 million for fiscal 1995, and increased to $8.9 million for fiscal 1996. The fiscal 1995 increase was primarily due to significant increases in the use of contractors and product development expenses associated with development of the Company's Internet/Intranet products. The increase for fiscal 1996 was primarily a result of additional headcount and other employee related expenses related to the development of the Company's Internet/Intranet products. Such expenses represented 11.7%, 14.7% and 14.5% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively. The Company believes that it will continue to devote substantial resources to product and technological development and that research and development costs will increase in absolute dollars in fiscal 1997. Historically, the Company has believed its process for developing software is essentially completed concurrently with the establishment of technological feasibility and no software cost have been capitalized to date. The Company may enter into future development agreements in which the Company may be required to capitalize the cost of software development.

    Selling and Marketing.  Selling and marketing expenses decreased from
    ---------------------
$14.0 million for fiscal 1994 to $13.7 million for fiscal 1995, and increased to $15.8 million for fiscal 1996. The decrease for fiscal 1995 was primarily due to the reduction of manufacturing sales representatives throughout North America, which was offset in part by expanded advertising and promotional campaigns associated with the introduction of new and enhanced products during the year. The increase for fiscal 1996 was primarily due to increased headcount with the addition of direct software and Netopia sales forces and associated expenses as well as increased advertising and promotional spending relating to the introduction of the Company's new Internet connectivity products and Internet Applets. Such expenses represented 24.5%, 23.9% and 25.6% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively. The Company believes selling, marketing and service expenses will increase in absolute dollars in fiscal 1997 primarily due to increased personnel related expenses and increased advertising and promotional activities.

    General and Administrative.  General and administrative expenses
    --------------------------
decreased from $3.2 million for fiscal 1994 to $2.9 million for fiscal 1995, and increased to $3.4 million for fiscal 1996. The decrease for fiscal 1995 was primarily due to a significant decline in legal expenses that were incurred in relation to a suit the Company filed against a former licensee of certain of the Company's U.S. patents in July 1993 as well as an International Trade Commission lawsuit filed by the Company in 1994 to ban the importation of network connectors that violate certain of the Company's patent claims. These claims were resolved in favor of the Company. The increase for fiscal 1996 was primarily due to consulting fees related to the acquisition of the Netopia trademark and increased personnel related expenses. Such expenses represented 5.7%, 5.1% and 5.6% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively. The Company believes that general and administrative costs will increase in absolute dollars for fiscal 1997 as the Company incurs additional costs of being a public company, such as expenses related to Directors and Officers insurance, investor relations and increased professional fees.

    Other Income, Net.  Other income, net, represents interest earned by
    -----------------
the Company on its cash, cash equivalents and short-term investments offset by interest expense on debt.

    Provision for Income Taxes.  The effective tax rates for fiscal 1994,
    --------------------------
1995 and 1996 were 16%, 28% and 38%, respectively, prior to the effect of the adjustment to the valuation allowance against deferred tax assets, as discussed below. These rates differ from the statutory rate primarily due to research tax credits and changes in the valuation allowance against deferred tax assets. See
Note 4 of Notes to Consolidated Financial Statements.

    At March 31, 1996, the Company reversed a full valuation allowance that it had previously provided against its deferred tax assets, resulting in a non-recurring income tax benefit of approximately $2.3 million. Prior to March 31, 1996, the Company believed that, based upon available objective evidence, there was sufficient uncertainty regarding the realizability of its deferred tax assets to warrant a full valuation allowance. The factors considered included prior losses, inconsistent profits, lack of carryback potential to realize deferred tax assets, dependence on LAN products and associated declining market and gross margins for LAN products, dependence upon Apple, and uncertain market acceptance of its Internet/Intranet products. At March 31, 1996, the Company believed that due to the demonstrated market acceptance of its new Internet/Intranet products over the previous two fiscal quarters, the uncertainty regarding the realizability of its deferred tax assets had diminished to the point where it was more likely than not that the deferred tax assets would be realized.


OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

    FLUCTUATIONS IN QUARTERLY RESULTS; FUTURE RESULTS OF OPERATIONS
UNCERTAIN. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as changes in networking and communications technologies, price and product competition, usage of the Internet and developments and changes in the Internet market, the demand for the Company's products, demand for Apple products, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin, changes in the mix of channels through which the Company's products are offered, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, raw material costs, write-offs of obsolete inventory, the size and timing of distributor and end user orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals in anticipation of new Mac OS product offerings by Apple, manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, personnel changes, changes in the Company's strategy, changes in the level of operating expenses, the timing of research and development expenditures, the level of the Company's international revenues, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad, and economic conditions specific to the industries in which the Company competes, among others. The Company's limited Internet/Intranet operating history makes the prediction of future Internet/Intranet operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. In addition, the Company recognizes revenue on products sold through distributors upon shipment to the distributor. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The Company's business also has experienced seasonality in the past, largely due to customer buying patterns such as budgeting cycles of educational institutions that purchase the Company's products. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such will occur in a manner consistent with prior periods.

    The Company's expense levels are based in large part on expectations as to future revenues and as a result are relatively fixed in the short term. If revenues are below expectations in any given quarter, net income is likely to be disproportionately affected. Due to all of the foregoing factors, and other factors discussed herein, revenues and net income for any future period are not predictable with any significant degree of certainty. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's business strategies will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis in the future. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

    MANAGEMENT OF CHANGING BUSINESS. The Company has recently shifted its business strategy from providing only LAN products to reducing its reliance on LAN products and focusing development and management efforts on its Internet/Intranet business. This transition represents a significant challenge for the Company and its administrative, operational and financial resources and places increased demands on its systems and controls. The Company's ability to manage the continuing development of its Internet/Intranet business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to expand its manufacturing capacity. This transition has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that any growth in its Internet/Intranet business will require it to recruit and hire a substantial number of new engineering, sales and marketing, customer service, managerial and administrative personnel. There can be no assurance that the Company will be successful in hiring or retaining these personnel, if needed. If the Company is unable to manage the transition effectively, the Company's business, operating results and financial condition will be materially adversely affected.

    INTERNATIONAL OPERATIONS.  International revenues accounted for 25%,
29% and 29% of the Company's total revenues in fiscal 1994, 1995 and 1996, respectively. The Company expects that international revenues will continue to represent a significant portion of its total revenues. Any significant decline in international demand for the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management attention and financial resources to developing international sales and support channels. There can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, the Company is dependent upon the international demand for Apple products. To the extent that the Company is unable to maintain or increase international demand for its products, or that international demand for Apple products does not meet the Company's expectations, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

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

    LITIGATION. From time to time, the Company has received claims of infringement of other parties' proprietary rights. Although the Company believes that all such claims received to date are immaterial, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products. The Company expects that it will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected.

    TARIFF AND REGULATORY MATTERS. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business, operating results and financial condition. For example, if tariffs for public switched digital services increase in the future relative to tariffs for private leased services, then the cost-effectiveness of the Company's products would be reduced, and its business, operating results and financial condition would be materially adversely affected. In addition, the Company's telecommunications products must meet standards and receive certification for connection to public telecommunications networks prior to their sale. In the United States, such products must comply with Part 15(a) (industrial equipment), Part 15(b) (residential equipment) and Part 68 (analog lines) of the Federal Communications Commission regulations. The Company's telecommunications products also must be certified by domestic telecommunications carriers. In foreign countries, such products are subject to a wide variety of governmental review and certification requirements. While certain foreign countries and the European Economic Community regulate the importation and certification of the Company's products, most foreign customers typically require that the Company's products receive certification from their country's primary telecommunication carriers. Any future inability to obtain on a timely basis or retain domestic certification or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.


    VOLATILITY OF STOCK PRICE. The market price of the shares of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, introduction of new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the networking and other technology industries, changes in or failure by the Company to meet securities analysts' expectations, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.


LIQUIDITY AND CAPITAL RESOURCES

          The Company has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and the Initial Public Offering ("IPO") of the Company's Common Stock. Since inception, the Company has raised $19.4 million from the private sale of equity securities and approximately $24.8 million of cash, net of offering expenses, from the Company's IPO completed in June, 1996. As of September 30, 1996, the Company had cash, cash equivalents and short-term investments representing 60% of total assets.

          The Company generated cash from operating activities of $3.6 million and $5.0 million in fiscal 1994 and 1995, respectively, and used $3.3 million in fiscal 1996. The improvements in cash flow from operations in fiscal 1994 and 1995 are largely due to growth in the Company's operating income. The cash used in operations in fiscal 1996 was primarily due to increases in accounts receivable related to volume license sales of the Company's software products, that occurred in the last weeks of the fourth quarter ended September 30, 1996, increases in operating expenses related to the introduction of Netopia products, reduction in accounts payable and increases in inventory related to the Company's new Netopia and Fast Ethernet products. Netopia and Fast Ethernet products represented 2% and 7% of the total gross inventory as of September 30, 1995, respectively, and represented 12% and 23% of total gross inventory as of September 30, 1996, respectively.

    The Company's investing activities in fiscal 1994, 1995 and 1996, have consisted primarily of purchases of short-term investments, and capital equipment. Expenditures for capital equipment totaled $600,000, $1.3 million and $2.2 million for fiscal 1994, 1995 and 1996, respectively, representing acquisitions of tooling and test fixtures for new products as well as computer equipment used predominantly in product development. The Company expects that its capital expenditures will increase in future periods to support new product development and production. The Company's financing activities in fiscal 1994, 1995 and 1996, represent activity on loans, exercise of stock options, the Company's line of credit, and the IPO. The Company's principal commitments consist primarily of leases on its headquarters facilities and operating equipment. See Note 7 of Notes to Consolidated Financial Statements.

    The Company maintains a $5.0 million credit facility, bearing an interest rate of 7.18%, secured by the assets of the Company, which expires on February 28, 1997. There were no borrowings under the credit facility as of September 30, 1996.

    The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no agreements or commitments, and is not currently engaged in any negotiations with respect to any such transaction.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a) for an index to the consolidated financial statements and supplementary financial information which are attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not  applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the information contained in the section captioned "Proposal 1 Election of Directors" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

    Pursuant to General Instruction G(3) to Form 10-K, the information required by this item is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAIL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information contained in the section captioned "Compensation Committee and Insider Participation" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1996.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL SCHEDULES

    The following financial statements of Farallon Communications, Inc. are filed as part of this report on Form 10-K:


INDEX TO FINANCIAL STATEMENTS                                          PAGE

Independent Auditors' Report.........................................    32

Consolidated Balance Sheets at September 30, 1995 and 1996...........    33

Consolidated Statements of Earnings for
the Years Ended September 30, 1994, 1995 and 1996....................    34

Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 1994, 1995 and 1996..............................    35

Consolidated Statements of Cash Flows for the Years Ended
September 30, 1994, 1995 and 1996....................................    36

Notes to Consolidated Financial Statements...........................    37


    (b)   EXHIBITS

    Exhibits have been filed separately with the Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference. Copies of such exhibits may be obtained from the Company upon request. The Company did not file any Form 8-K's for fiscal 1996.

          EXHIBIT
             NO.       DESCRIPTION
          -------      -----------
          *3.1         Restated and Amended Certificate of
                       Incorporation of the Registrant.

          *3.2         Restated and Amended Bylaws of the Registrant.

          *4.1         Specimen Certificate Representing the Common
                       Stock

          *4.2 Amended and Restated Investor Rights Agreement, dated March 27, 1992, among the Registrant and the investors and founders named therein, as amended.

          *10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers.

          *10.2 1996 Stock Option Plan and forms of agreements thereunder.

          *10.3        Employee Stock Purchase Plan.

          *10.4 Office Lease Agreement between the Company and Paragon Alameda Gateway Associates, Ltd., dated June 26, 1992.

          *10.5        Real Property Lease Agreement between the
                       Company and Bank of New York Trust Company of California, dated July 20, 1993.

          *10.6        Real Property Lease Agreement between the
                       Company and Bobwhite Meadow, L.P., dated
                       March 1, 1996.

           11.1        Statement of computation of per share earnings.

           23.1        Report on Schedule and Consent of Independent
                       Auditors'

          *21.1        Subsidiary of the Registrant.

           27.1        Financial Data Schedule.


                       * Incorporated herein by reference to the Company's
                         Registration Statement on From S-1 (No. 333-3868).

    (c)  FINANCIAL STATEMENT SCHEDULE

Schedule--Valuation and Qualifying Accounts

                         FARALLON COMMUNICATIONS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                                                  Charged
                                              Balance            (Credited)
                                                 at               to Costs                        Balance at
                                              beginning              and                             End of
           Description                        of Period            Expenses        Deductions        Period
           -----------                        ---------           ----------       ----------     -----------
Allowance for Doubtful Accounts
   Year ended September 30, 1994                 $  876            $     120           $464            $  532
   Year ended September 30, 1995                 $  532            $     121           $136            $  517
   Year ended September 30, 1996                 $  517            $     179           $ 37            $  659

Allowance for Returns
   Year ended September 30, 1994                 $  408            $     151           $171            $  388
   Year ended September 30, 1995                 $  388            $     434           $ 85            $  737
   Year ended September 30, 1996                 $  737            $     300           $368            $  669

Valuation Allowance for Deferred Tax Assets
   Year ended September 30, 1994                 $2,638                  ---           $530            $2,108
   Year ended September 30, 1995                 $2,108            $     187            ---            $2,295
   Year ended September 30, 1996                 $2,295              ($2,295)           ---               ---

    (d)  Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of fiscal 1996.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of Alameda, State of California on this 16/th/ day of December, 1996.

FARALLON COMMUNICATIONS, INC.

BY: /s/ Alan B. Lefkof
   -------------------------
   Alan B. Lefkof
   President and Chief Executive Officer

Dated December 16, 1996


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

          SIGNATURE                         TITLE                     DATE
          ---------                         -----                     ----
/s/ Alan B. Lefkof              President, Chief Executive      December 16, 1996
---------------------------     Officer and
Alan B. Lefkof                  Director (Principal
                                Executive Officer)

/s/ James A. Clark              Vice President and Chief        December 16, 1996
---------------------------     Financial Officer
James A. Clark                  (Principal Financial and
                                Accounting Officer)

/s/ Reese M. Jones              Chairman of the Board of        December 16, 1996
---------------------------     Directors
Reese M. Jones


/s/ Bandel L. Carano            Director                        December 16, 1996
---------------------------
Bandel L. Carano


/s/ David F. Marquardt          Director                        December 16, 1996
---------------------------
David F. Marquardt


/s/ James R. Swartz             Director                        December 16, 1996
---------------------------
James R. Swartz

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Farallon Communications, Inc. and subsidiary:

     We have audited the accompanying consolidated balance sheets of Farallon Communications, Inc. and subsidiary as of September 30, 1995 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farallon Communications, Inc. and subsidiary as of September 30, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.


                                   KPMG PEAT MARWICK LLP

San Francisco, California
November 5, 1996

                  FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           SEPTEMBER 30,
                                                                        1995            1996
                                                                       -------         -------
ASSETS
Current assets:
   Cash and cash equivalents.........................................  $13,963         $19,910
   Short-term investments............................................    3,680          17,235
   Trade accounts receivable, less allowance for doubtful
      accounts and returns of $1,254 and $1,328, respectively.......    7,724          11,172
   Inventories, net..................................................    4,758           6,295
   Deferred tax asset................................................       --           1,829
   Prepaid expenses and other current assets.........................    1,005           1,457
                                                                       -------         -------
         Total current assets........................................   31,130          57,898
Furniture, fixtures, and equipment, net..............................    2,457           2,935
Deposits and other assets............................................      285             785
                                                                       -------         -------
                                                                       $33,872         $61,618
                                                                       =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..................................................  $ 6,841         $ 4,979
   Accrued compensation..............................................    1,482           2,023
   Accrued liabilities...............................................      701             470
   Deferred revenue..................................................      168             787
   Other short-term liabilities......................................      183             170
                                                                       -------         -------
   Total current liabilities.........................................    9,375           8,429
                                                                       -------         -------
Other long-term liabilities..........................................      218              46
                                                                       -------         -------
         Total liabilities...........................................    9,593           8,475
                                                                       -------         -------

Commitments and contingencies

Stockholders' equity:
   Preferred stock:
   $0.001 par value, 5,000,000 shares authorized; 5,591,207 shares issued and outstanding at September 30, 1995 and none issued
     and outstanding at September 30, 1996, respectively.............        6               -
   Common stock:
   $0.001 par value, 25,000,000 shares authorized; 3,624,231 and
      11,119,961 shares issued and outstanding at September 30, 1995
      and September 30, 1996, respectively...........................        4              12
   Additional paid-in capital........................................   23,990          49,232
   Deferred compensation.............................................        -             (81)
   Retained earnings.................................................      279           3,980
                                                                        24,279          53,143
                                                                       -------         -------
         Total stockholders' equity..................................  $33,872         $61,618
                                                                       =======         =======

                    See accompanying notes to consolidated financial statements.

                  FARALLON COMMUNICATIONS, INC.AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 YEARS ENDED SEPTEMBER 30,
                                             ---------------------------------
                                                1994       1995         1996
                                             --------    --------    ---------
Revenues:
   Internet/Intranet products..............  $  5,310    $  6,569    $  16,718
   LAN products............................    51,691      50,620       44,886
                                             --------    --------    ---------
         Total revenues....................    57,001      57,189       61,604
                                             --------    --------    ---------

Cost of revenues:
   Internet/Intranet products..............       447         674        3,811
   LAN products............................    30,368      28,842       28,439
                                             --------    --------    ---------
      Total cost of revenues...............    30,815      29,516       32,250
                                             --------    --------    ---------
      Gross profit.........................    26,186      27,673       29,354
                                             --------    --------    ---------
Operating expenses:
   Research and development................     6,671       8,429        8,919
   Selling and marketing...................    13,983      13,691       15,778
   General and administrative..............     3,228       2,888        3,429
                                             --------    --------    ---------
      Total operating expenses.............    23,882      25,008       28,126
                                             --------    --------    ---------
      Operating income.....................     2,304       2,665        1,228
Other income, net..........................       291         815        1,040
                                             --------    --------    ---------

   Income before income taxes..............     2,595       3,480        2,268
Income tax provision (benefit).............       408         974       (1,433)
                                             --------    --------    ---------
   Net income..............................  $  2,187    $  2,506    $   3,701
                                             ========    ========    =========
Net income per share.......................              $   0.25    $    0.33
                                                         ========    =========
Shares used in per share calculation.......                 9,891       11,071
                                                         ========    =========



          See accompanying notes to consolidated financial statements.

                  FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                               Foreign     Total
                                    Preferred Stock     Common Stock     Additional  Deferred     Retained     currency    stock-
                                    ----------------   ---------------     paid-in    compen-     earnings    translation  holders'
                                     Shares   Amount   Shares   Amount     capital      sation    (deficit)    adjustment  equity
                                     -------  -----  ---------- ------    --------   --------     ---------   ---------     -------
Balances, September 30, 1993.....   5,412,649   $ 5   3,220,213     $ 3    $23,611      $  --       $(4,414)      $(29)    $19,176
Exercise of stock options........     138,250     1     250,282      --        251         --            --         --         252
Net income.......................         --     --          --      --         --         --         2,187         --       2,187
Functional currency change.......         --     --          --      --         --         --            --         29          29
                                     -------  -----  ---------- ------    --------   --------     ---------   ---------     -------
Balances, September 30, 1994.....  5,550,899      6   3,470,495       3     23,862         --        (2,227)        --      21,644
Exercise of stock options........     40,308     --     153,486       1        128         --            --         --         129
Issuance of common stock bonus...         --     --         250      --         --         --            --         --          --
Net income.......................         --     --          --      --         --         --         2,506         --       2,506
                                     -------  -----  ---------- ------    --------   --------     ---------   ---------     -------
Balances, September 30, 1995.....  5,591,207      6   3,624,231       4     23,990         --           279         --      24,279
Exercise of stock options........         --     --     135,238      --        148         --            --         --         148
Issuance of common stock net
  of issuance costs of $1,222....         --     --   1,750,000       2     24,812         --            --         --      24,814
Conversion of preferred stock
  to common stock................ (5,591,207)    (6)  5,591,207       6         --         --            --         --          --
Issuance of common stock for
  consulting services............         --     --       5,000      --         30         --            --         --            9
Issuance of common stock for
  rights and services............         --     --      14,285      --        162         --            --         --          162
Deferred compensation related
  to grant of stock options......         --     --          --      --         90        (90)           --         --           --
Amortization of deferred
  compensation...................         --     --          --      --         --          9            --         --           30
Net income.......................         --     --          --      --         --         --         3,701         --        3,701
                                     -------  -----  ---------- ------    --------   --------     ---------   ---------     -------
Balances, September 30, 1996.....         --    $--  11,119,961     $12    $49,232       $(81)       $3,980        $--      $53,143
                                     =======  =====  ========== ======    ========   ========     =========   =========     =======



          See accompanying notes to consolidated financial statements.

                  FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEARS ENDED SEPTEMBER 30,
                                                                   -----------------------------------
                                                                    1994         1995          1996
                                                                   -------     --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................  $  2,187     $  2,506     $   3,701
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization................................     1,443       1,466          1,757
    Deferred income taxes........................................       --           --         (2,197)
    Amortization of deferred compensation........................       --           --              9
    Noncash compensation.........................................       --           --            192
    Change in doubtful accounts and returns
      on accounts receivable.....................................     (364)         334             74
    Changes in operating assets and liabilities:
       Trade accounts receivable.................................    1,368         (838)        (3,522)
       Inventories...............................................      763         (363)        (1,537)
       Prepaid expenses and other current assets.................      158         (593)          (453)
       Deposits and other assets.................................        2         (109)          (186)
       Accounts payable and accrued liabilities..................     (839)       2,968         (1,563)
       Deferred revenue..........................................     (373)        (125)           619
       Accrued restructuring costs...............................     (150)          --             --
       Other liabilities.........................................     (558)        (257)          (173)
                                                                   -------     --------      ---------
          Net cash provided by (used in) operating activities....    3,637        4,989         (3,279)
                                                                   -------     --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment................     (637)      (1,335)        (2,182)
   Purchase of short-term investments............................  (20,994)      (7,273)      (124,337)
   Proceeds from the sale of short-term investments..............   16,498       15,325        110,783
                                                                   -------     --------      ---------
      Net cash provided by (used in) investing activities........   (5,133)       6,717        (15,736)
                                                                   -------     --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net...................      252          129         24,962
   Net repayments on loans and line of credit....................     (333)        (639)            --
                                                                   -------     --------      ---------
      Net cash provided by (used in) financing activities........      (81)        (510)        24,962
                                                                   -------     --------      ---------
Effect of foreign exchange rates.................................       29           --             --
                                                                   -------     --------      ---------
Net increase (decrease) in cash and  cash equivalents............   (1,548)      11,196          5,947
Cash and cash equivalents, beginning of year.....................    4,315        2,767         13,963
                                                                   -------     --------      ---------
Cash and cash equivalents, end of year...........................  $ 2,767     $ 13,963      $  19,910
                                                                   =======     ========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid.................................................  $    94     $     57      $       3
                                                                   =======     ========      =========
   Income taxes paid.............................................  $    --     $  1,014      $   1,050
                                                                   =======     ========      =========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Accrual of stock option deferred compensation.................       --           --      $      90
                                                                   =======     ========      =========
   Issuance of common stock for consulting services..............       --           --      $      30
                                                                   =======     ========      =========
   Issuance of common stock and redeemable common stock
      for rights and services....................................       --           --      $     162
                                                                   =======     ========      =========

          See accompanying notes to consolidated financial statements.

                 FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business
    ------------------

    Farallon Communications, Inc. (the "Company"), develops, markets, and supports complete, easy-to-use Internet/Intranet connectivity and networking solutions and real-time Internet/Intranet collaboration software. Historically, revenues attributable to the Company's Internet/Intranet products have primarily resulted from the licensing of software and sale of hardware, and revenues attributable to the Company's LAN products have primarily resulted from the sale of hardware.

    Principles of Consolidation
    ---------------------------

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in France. All significant intercompany balances and transactions have been eliminated in consolidation. In fiscal 1994, the Company changed the functional currency for its French subsidiary to the U.S. dollar.

    Cash Equivalents and Short-Term Investments
    -------------------------------------------

    Cash equivalents consist of instruments with purchased maturities of 90 days or less. Certain cash equivalents and all of the Company's investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value which approximates cost.

    The amortized cost of available-for-sale debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income, net.

    As of September 30, 1996, cash equivalents and short-term investments, which are classified as available-for-sale under the provisions of SFAS No. 115, amounted to $12,985,000 and $17,235,000, respectively. Cash equivalents and short-term investments classified as available-for-sale as of September 30, 1995 and 1996 consisted of the following (in thousands):

                                                      SEPTEMBER 30,
                                               --------------------------
                                                  1995             1996
                                               ---------        ---------
Municipal securities........................   $      --        $  15,207
U.S. Treasury notes.........................          --            2,028
Commercial paper............................      15,384           12,985
                                               ---------        ---------
                                               $  15,384        $  30,220
                                               =========        =========

                 FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


    Available-for-sale securities as of September 30, 1996 consisted of the following, by contractual maturity (in thousands):

                                                                      1996
                                                                     ------
Due in one year or less........................................ $    30,220

    Revenue Recognition
    -------------------

    The Company recognizes revenues from licenses of computer software provided that a firm purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Patent revenue is recognized upon the licensing of the rights to the patent. Maintenance and service revenues, which have been relatively immaterial, are recognized over the period in which services are provided. Hardware revenues are recognized upon shipment. Certain of the Company's sales are made to customers under agreements permitting right of return for stock balancing. Revenue is recorded net of an estimated allowance for returns.

    Concentrations of Credit Risk
    -----------------------------

    Financial instruments that potentially expose the Company to concentrations of credit risk principally consist of cash, cash equivalents, short-term investments, and accounts receivable.

    The Company limits the amounts invested in any one type of investment. The Company maintains its cash investments with two financial institutions. Management believes the financial risks associated with such deposits are minimal.

    The Company sells its products primarily through distributors and other large scale resellers. Sales are generally not collateralized, credit evaluations are performed as appropriate, and allowances are provided for estimated credit losses. Historically, the Company has not experienced significant losses on trade receivables from any particular customer, industry, or geographic region.

    Inventories
    -----------

    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

    Furniture, Fixtures, and Equipment
    ----------------------------------

    Furniture, fixtures, and equipment are stated at cost. Depreciation is calculated using the straight-line method over the shorter of estimated useful lives or related lease terms ranging from one to seven years.

    Software Development Costs
    -------------------------

    Product development costs include costs related to software products that are expensed as incurred until the technological feasibility of the product has been established. The Company has defined technological feasibility as completion of a working model. After technological feasibility is established, any additional software development costs would be capitalized in accordance with SFAS No. 86. Through September 30, 1996, the Company believes its process for developing software was essentially completed concurrently with the establishment of technological feasibility and no software development costs have been capitalized to date.

                 FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


    Income Taxes
    ------------

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Stock-Based Compensation
    ------------------------

    In October 1995, the Financial Accounting Standards Board issued SFAS
No. 123, Accounting for Stock Based Compensation. SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosure of such costs in a footnote to the consolidated financial statements.

    The Company expects to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. SFAS No. 123 is not expected to have material effect on the Company's results of operations or financial position.

    Use of Estimates
    ----------------

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Stock Split
    -----------

    On April 16, 1996, the Company's Board of Directors authorized a one-for-two reverse stock split on outstanding shares and options. Accordingly, all share and per share amounts have been adjusted to reflect the stock split.

    Net Income Per Share
    --------------------

    Net income per share is based on the weighted average number of shares of common stock, common equivalent shares from the convertible preferred stock using the "as-converted" method and dilutive common equivalent share from options outstanding during the period using the treasury stock method.

    Pursuant to certain SEC Staff Accounting Bulletins, common stock issued for consideration below the assumed IPO price and stock options granted with exercise prices below the assumed IPO price during the 12-month period prior to the date of the initial filing of the registration statement, even when antidilutive, have been included in the calculation of net income per share, using the treasury stock method based on the IPO filing price, as if they were outstanding for all periods presented prior to their issuance or grant.

                 FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2.  INVENTORIES

    Inventories consisted of the following (in thousands):

                                                             SEPTEMBER 30,
                                                          --------------------
                                                           1995         1996
                                                          -------      -------
Raw materials and work in process........................ $ 1,594      $ 2,477
Finished goods...........................................   3,164        3,818
                                                          -------      -------
                                                          $ 4,758      $ 6,295
                                                          =======      =======

3.  FURNITURE, FIXTURES, AND EQUIPMENT

    Furniture, fixtures, and equipment consisted of the following (in thousands):

                                                         SEPTEMBER 30,
                                                   --------------------------
                                                     1995              1996
                                                   -------            -------
Office equipment.................................  $ 2,296            $ 2,989
Furniture and fixtures...........................    1,091              1,255
Computers........................................    5,916              7,231
Leasehold improvements...........................      508                518
                                                   -------            -------
                                                     9,811             11,993
Accumulated depreciation and amortization........   (7,354)            (9,058)
                                                   -------            -------
                                                   $ 2,457            $ 2,935
                                                   =======            =======

4.  INCOME TAXES

    Income tax expense (benefit) consisted of the following (in thousands):

                                          YEARS ENDED SEPTEMBER 30,
                                   ---------------------------------------
                                     1994           1995             1996
                                   -------        -------          -------
Current:
   Federal......................   $   350        $   922          $   472
   State........................        43             16              244
   Foreign......................        15             36               48
                                   -------        -------          -------
                                       408            974              764
                                   -------        -------          -------
Deferred:
   Federal......................        --             --           (1,814)
   State........................        --             --              383
   Foreign......................        --             --               --
                                   -------        -------          -------
                                        --             --           (2,197)
                                   -------        -------          -------
Total tax expense (benefit).....   $   408        $   974          $(1,433)
                                   =======        =======          =======

                 FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

    Income tax expense (benefit) differs from the amounts computed by applying the statutory income tax rate of 34% of pretax income as a result of the following (in thousands):


                                               YEARS ENDED SEPTEMBER 30,
                                           --------------------------------
                                            1994        1995         1996
                                           -----       ------      --------
Computed "expected" tax expense of 34%     $ 882       $1,183      $    771
Change in beginning balance of the
 valuation allowance for deferred
 tax assets.............................    (530)         187        (2,295)
Research credits........................      --         (433)          (72)
State tax and other, net................      56           37           163
                                           -----       ------      --------
                                           $ 408       $  974      $ (1,433)
                                           =====       ======      ========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                            SEPTEMBER 30,
                                                          1995        1996
                                                         -------     -------
Deferred tax asset:
  Reserves and accruals not currently deductible......   $ 1,174     $ 1,421
  Deferred rent.......................................       141          79
  Research credit.....................................       730         197
  Alternative minimum tax credit carryforward.........        90          92
  Tangible and intangible assets......................        --         325
  State tax and other, net............................       160          83
                                                         -------     -------
      Total gross deferred assets.....................     2,295       2,197
      Less valuation allowance........................    (2,295)         --
                                                         -------     -------
      Net deferred tax assets.........................   $    --     $ 2,197
                                                         =======     =======

    The net change in the total valuation allowance for the years ended September 30, 1995 and 1996 were an increase of $187,000 and a decrease of $2,295,000, respectively. As of September 30, 1995, the Company believed that, based upon available objective evidence, there was sufficient uncertainty regarding the realizability of its deferred tax assets to warrant a full valuation allowance. The factors considered included prior losses, inconsistent profits, lack of carryback potential to realize deferred tax assets, dependence on LAN products and associated declining market and gross margins for LAN products, and dependence upon Apple.

    At September 30, 1996, the Company believed that due to the demonstrated market acceptance of Internet/Intranet products over the previous year, the uncertainty regarding the realizability of its deferred tax assets had diminished to the point where it was now more likely than not that the deferred tax assets would be realized.

    As of September 30, 1996, the Company had research credit carryforwards of approximately $197,000 for federal tax purposes and no research credit carryforwards for state tax purposes. If not utilized, the federal credit carryforwards will expire in years 2007 through 2011. Also, the Company had alternative minimum tax credit carryforwards of approximately $92,000.

                  FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5.  CREDIT FACILITIES

    In November 1995, the Company obtained a $5,000,000 line of credit, bearing interest at 7.18%. The principal balance plus accrued interest is due on February 28, 1997. There were no borrowings outstanding under the line of credit as of September 30, 1996.

6.  STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN

    On April 23, 1996 the Company was reincorporated in the State of Delaware. The Company's authorized capital consists of 25,000,000 shares of $0.001 par value Common Stock and 5,000,000 shares of $0.001 par value Preferred Stock.

    Common Stock
    ------------

    In June 1996, the Company completed the sale of 1,750,000 shares of Common Stock, which generated net proceeds of approximately $24.8 million.

    The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Subject to preferences that may be applicable to any outstanding Preferred Stock, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of Preferred Stock, if any, then outstanding. The Common Stock has no preemptive or conversion rights or other subscription rights.

    Preferred Stock
    ---------------

    Upon the Company's initial public offering of its Common Stock on June 13, 1996, all shares of issued and outstanding Preferred Stock were converted to 5,591,207 shares of Common Stock. Following the conversion, the Company had no Preferred Stock outstanding.

    Stock Option Plan
    -----------------

    On April 16, 1996, the Board adopted the 1996 Stock Option Plan (the "1996 Plan") providing for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options are granted at the discretion of the Board of Directors.

    The 1996 Plan succeeds the previous equity incentive program and 2,166,995 shares of the Company's Common Stock have been authorized under the 1996 Plan. This share reserve is comprised of (i) 294,945 shares available for issuance under the predecessor plan and 1,372,050 shares subject to outstanding options thereunder at March 31, 1996 and (ii) an additional increase of 500,000 shares. As of September 30, 1996 the 1996 Plan share reserve of 2,104,119 shares is comprised of (i) 1,601,305 shares subject to outstanding options and (ii) 502,814 shares available for grant.

    Incentive stock may be granted at not less than 100% of the fair market value per share and non-statutory stock options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or committee thereof, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the options must be not less than 110% of the fair market value.

                  FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    Included in the 1996 Plan is a provision for the automatic grant of non-statutory options to non-employee Board of Director members of 25,000 shares on the effective date of the Company's proposed IPO at the initial offering price. These shares have been granted to three non-employee Board of Director members. Thereafter, each new director will be granted an option to purchase 25,000 shares of Common Stock on the date they become a Board member of the Company at the then current fair market value. Options issued to Directors are exercisable immediately subject to the Company's right of repurchase, which will lapse ratably over five years or upon the Director's departure from the Board.

    The Board of Directors, on July 24, 1996, unanimously amended the Notice of Grant to provide for a four year vesting schedule commencing on the date of the grant. Grants prior to that date normally vest over five years commencing on the date of the grant.

    The Company has the right of first refusal to acquire shares obtained by the exercise of options at a price equal to or greater than the price being offered for such shares by a third party. For options granted prior to February 22, 1991, the Company has a right to repurchase shares obtained by the exercise of options in the event of termination of employment of the optionee stockholder at a price equal to fair market value on the date of termination of employment.

    Farallon has recorded deferred compensation of $90,000 for the difference between the grant price and the deemed fair value of the Common Stock underlying options granted in October and December of 1995. This amount is being amortized over the vesting period of the individual options, generally five years. Amortization of deferred compensation is being charged to operating expense.

    In 1990, the Company effected a recapitalization whereby each share of the Company's Common Stock outstanding or reserved for issuance upon exercise of options was converted into a unit for one share of Common Stock and one share of Series A Preferred Stock. The options relating to these units are included in the table below.

    The following table summarizes activity under the 1996 Plan (and its predecessor):

                                                                          INCENTIVE STOCK OPTIONS
                                                       -----------------------------------------------------------------
                                                                                               UNITS OF 1 SHARE
                                                                                             EACH COMMON STOCK AND
                                                       COMMON STOCK                         SERIES A PREFERRED STOCK
                                                       ------------                -------------------------------------
                                                         NUMBER OF                    PRICE      NUMBER OF       PRICE
                                                          OPTIONS                     RANGE       OPTIONS        RANGE
                                                       ------------                -----------    --------    ----------
Outstanding as of September 30, 1993............         1,270,257                 $ 1.00-1.20     178,558    $1.00-3.68
Options granted.................................           214,825                        1.20          --
Options exercised...............................          (112,032)                  1.00-1.20    (138,250)   $     1.00
Options canceled................................          (316,663)                  1.00-1.20          --
                                                         ---------                 -----------    --------
Outstanding as of September 30, 1994............         1,056,387                   1.00-1.20      40,308    $     3.68
Options granted.................................           517,975                   1.20-1.60          --
Options exercised...............................          (113,177)                  1.00-1.20     (40,308)   $     3.68
Options canceled................................          (110,646)                  1.00-1.60          --
                                                         ---------                 -----------    --------
Outstanding as of September 30, 1995............         1,350,539                   1.00-1.60          --
Options granted.................................           518,975                  1.60-16.00          --
Options exercised...............................          (135,238)                 1.60-16.50          --
Options canceled................................          (132,971)                 1.00-12.50          --
                                                         ---------                 -----------    --------
Outstanding as of  September 30, 1996...........         1,601,305                 $1.00-16.00          --
                                                         =========                 ===========    --------
Exercisable.....................................           769,623                                      --
                                                         =========                                ========

                  FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    1996 Employee Stock Purchase Plan
    ---------------------------------

    On April 16, 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 300,000 shares of Common Stock for issuance under the Purchase Plan. As of September 30, 1996 no shares have been issued under the Purchase Plan.

7.  COMMITMENTS AND CONTINGENCIES

    Leases
    ------

    The Company conducts its operations in leased facilities and with equipment under operating lease agreements expiring at various dates through 1999.

    The following is a schedule of future minimum rental payments required under these leases that have initial or remaining noncancelable lease terms in excess of one year (in thousands):


YEARS ENDING SEPTEMBER 30,
-------------------------
    1997.............................................................  $ 1,234
    1998.............................................................      323
    1999.............................................................       37
    2000.............................................................       27
    2001.............................................................       27
    Thereafter........................................................      91
                                                                       -------
        Total minimum lease payments.................................  $ 1,739
                                                                       =======

    Total rental expense for all operating leases amounted to approximately $1,092,000, $1,169,000 and $1,117,000 for the years ended September 30, 1994,
1995 and 1996, respectively.

    Litigation
    ----------

    The Company is involved in various legal matters that have arisen in the normal course of business. Management believes, after consultation with counsel, any liability that may result from the disposition of such legal matters will not have a material adverse effect on the Company's operating results and financial condition.

    Plan for Savings and Investments
    --------------------------------

    The Company maintains a plan for savings and investments under which eligible employees may contribute up to 15% of their annual compensation. In addition, the Company may make discretionary retirement contributions to the plan. No discretionary retirement contributions were made in any period presented.

8.  SIGNIFICANT CUSTOMERS AND REVENUE BY GEOGRAPHIC REGION

    During the years ended September 30, 1994, 1995 and 1996, one customer accounted for approximately 24%, 22% and 18%, respectively, and a second customer accounted for approximately 12%, 13% and 11%, respectively, of total net revenues. No other customers have accounted for 10% or more of the Company's total revenue for the last three fiscal years.

                  FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    Revenue by geographic region are as follows (in thousands):


                                         YEARS ENDED SEPTEMBER 30,
                                       1994          1995        1996
                                      -------      -------     -------
United States.......................  $42,879      $40,552     $43,609
Europe..............................    7,943        8,833       9,274
Asia/Pacific........................    4,207        5,355       6,322
Canada..............................    1,034        1,443       1,263
Latin America.......................      938        1,006       1,136
                                      -------      -------     -------
Total revenues......................  $57,001      $57,189     $61,604
                                      =======      =======     =======

    The Company has no material operating assets outside the United States.