Form 10-Q
period 1996-12-31
FARALLON COMMUNICATIONS INC
filed 1997-02-14
CIK 1012482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


Commission file number 0-28450

FARALLON COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)


Delaware,                                                 94-3033136
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


2470 Mariner Square Loop
Alameda, California  94501
(Address of principal executive offices, including Zip Code)


(510) 814-5100
(Registrant's telephone number, including area code)



Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes	x		No

As of February 1, 1997 there were 11,329,289 shares of the Registrant's common stock outstanding.




FARALLON COMMUNICATIONS, INC.

FORM 10-Q

INDEX



PART I.	FINANCIAL INFORMATION	                           PAGE
Item 1.	Condensed Financial Statements

Condensed Condolidated Balance Sheets                      3
At September 30, 1996 and December 31, 1996
Condensed Consolidated Statements of Earnings
For the three months ended December 31, 1995 and 1996 4 Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 1995 and 1996      5
Notes to Condensed Consolidated Financial Statements       6

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations              7

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K                  21
SIGNATURE                                                 22
INDEX TO EXHIBITS                                         23




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
                                  September 30, 1996         December 31,1996
                                                               (unaudited)
ASSETS
Current assets:
Cash and cash equivalents     $        19,910           $         16,423
Short-term investments	                17,235                     21,202
Trade accounts receivable, net of
allowances of $1,328 and $1,450 at
September 30, 1996 and December 31,
1996, respectively.                    11,172                      9,347
Inventories, net	                       6,295                      6,770
Deferred tax assets                     1,829                      1,829
Prepaid expenses and other current
assets                                  1,457                      1,364
Total current assets                   57,898                     56,935
Furniture, fixtures, and equipment, net 2,935                      2,811
Deposits and other assets                 785                        819
Total assets	                 $        61,618           $         60,565

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable              $         4,979           $          3,694
Accrued compensation                    2,023                      1,943
Accrued liabilities                       470                        723
Deferred revenue                          787                        755
Other current liabilities                 170                        172
Total current liabilities               8,429                      7,287
Other long-term liabilities                46                          3
Total liabilities                       8,475                      7,290
Commitments and contingencies

Stockholders' equity:

Preferred stock: $0.001 par value,
5,000,000 shares authorized; none outstanding

Common stock:  $0.001 par value, 25,000,000
shares authorized; 11,119,961 and 11,134,652
shares issued and outstanding at September 30,
1996 and December 31, 1996, respectively.   12                         12

Additional paid-in capital              49,232                     49,242
Deferred compensation                      (81)                       (77)
Retained earnings                        3,980                      4,098
Total stockholders' equity              53,143                     53,275
Total liabilities and stockholders'
equity                         $        61,618           $         60,565

See accompanying notes to Condensed Consolidated Financial Statements.

FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMEN1 OF EARNINGS
(in thousands, except per share data; unaudited)
                                       Three Months Ended
                                           December  31
                                   1995                     1996
Revenues:
Internet/Intranet products $       2,809             $      4,805
LAN products                      11,302                    8,658
Total revenues                    14,111                   13,463
Cost of revenues:
Internet/Intranet products           458                    1,554
LAN products                       6,827                    5,310
Total cost of revenues             7,285                    6,864
Gross profit                       6,826                    6,599
Operating expenses:
Research and development           2,016                    2,167
Selling and marketing              3,787                    3,801
General and administrative           789                      837
Total operating expenses           6,592                    6,805
Operating income (loss)	             234                     (206)
Other income, net                    227                      388
Income before income taxes           461                      182
Income tax provision                 162                       64
Net income                   $       299              $       118
Net income per share         $      0.03              $      0.01
Shares used in per share
calculation                        9,857                    12,447

See accompanying notes to Condensed Consolidated Financial Statements.

FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands; unaudited)
                                                  Three Months Ended
                                      December 31, 1995     December 31, 1996
Cash flows from
operating activities:
Net income                      $         299                $         118
Adjustments to reconcile net
income to net cash provided by
operating activities:
Depreciation and amortization             376                          474
Amortization of deferred  compensation      -                            4
Changes in assets and liabilities:
Accounts receivable                       (105)                      1,825
Inventories                               (505)                       (475)
Prepaid expenses and other assets         (589)                         40
Accounts payable                        (1,041)                     (1,285)
Accrued expenses and other liabilities      96                         132
Deferred revenue                           201                         (32)
Net cash provided by (used in)
operating activities                    (1,268)                         801
Cash flows from investing activities:
Purchase of short-term investments     (23,438)                     (29,011)
Proceeds from the sale of short-term
investments	                            24,541                       25,044
Acquisition of furniture, fixture and
equipment                                 (358)                        (331)
Net cash provided by (used in)
investing activities                       745                       (4,298)
Cash flows from financing activities:
Proceeds from issuance of common stock, net 56                           10
Net cash provided by financing activities   56                           10
Net decrease in cash and cash equivalents (467)                      (3,487)
Cash and cash equivalents, beginning
of period                                13,963                      19,910
Cash and cash equivalents,
end of period	                        $  13,496                  $   16,423
Supplemental disclosures of cash
flow information:
Interest paid                         $       1                  $        1
Income taxes paid                     $       6                  $        1


See accompanying notes to Condensed Consolidated Financial Statements.











FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as included in the Company's Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended December 31, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1997.

2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.  Inventory consisted of the following (in thousands, net):
                                  September 30, 1996        December 31, 1996
Raw materials and work in process     $   2,477             $      2,618
Finished goods	                           3,818                    4,152
                                      $   6,295             $      6,770

3. Furniture, Fixtures and Equipment, net (in thousands):

                                   September 30, 1996     December 31, 1996
Furniture, fixtures and equipment      $   11,993        $       12,325
Accumulated depreciation and amortization  (9,058)               (9,514)
                                       $    2,935        $        2,811

4. Net Income Per Share

     Net income per share is based on the weighted average number of shares of common stock and dilutive common equivalent share from options outstanding during the period using the treasury stock method, and for the three months ended December 31, 1995, common equivalent shares from the convertible preferred stock using the ''as-converted'' method.

     For the three month period ended December 31, 1995 pursuant to certain SEC Staff Accounting Bulletins, common stock issued for consideration below the IPO price and stock options granted with exercise prices below the IPO price during the 12-month period prior to the date of the initial filing of the registration statement, even when antidilutive, have been included in the calculation of net income per share, using the treasury stock method based on the IPO filing price, as if they were outstanding for the entire period.





Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement.
The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Other Risk Factors That May Affect Future Operating Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's other United
States Securities and Exchange Commission Filings.


RESULTS OF OPERATIONS
Three Months Ended December 31, 1995 and 1996

     Revenues. The Company's total revenues are derived from the sale of Internet/Intranet and local area networking ("LAN") connectivity products. Internet/Intranet product revenues include license revenues for the Company's Timbuktu Pro software, sales of the Netopia family of products and fees for related services. LAN products revenue is derived primarily from the sale of EtherWave, Fast Ethernet, Ethernet and LocalTalk compatible products which include the PhoneNET system network connectivity products, of which a substantial majority have been sold to Macintosh operating system ("MacOS") customers. Revenue relating to the sale and licensing of hardware and software products is recognized upon shipment of the products by the Company and service revenues are recognized ratably over the term of the contract. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing. Revenue is recorded net of an estimated allowance for returns. Any product returns or price decreases in the future that exceed the Company's allowances will adversely affect the Company's business, operating results and financial condition.

     The Company's total revenues decreased 4.6% from $14.1 million to $13.5 million for the three months ended December 31, 1995 and 1996, respectively. Internet/Intranet products revenue increased 71.1% from $2.8 million to $4.8 million for the three months ended December 31, 1995 and 1996, respectively. The increase in Internet/Intranet revenue was primarily due to increased sales of Netopia Internet connectivity solutions as well as increased volume licensing of the Windows version of Timbuktu Pro collaboration software, particularly in corporate Intranets. Netopia products revenue increased primarily due to increased international shipments of the Netopia ISDN router, the introduction of the "So-Smart" Netopia router in December, 1996, as well as a greater number of regional
U.S. Internet Service Providers ("ISPs") selling Netopia Internet connectivity products. Netopia products were first shipped in December, 1995. LAN products revenue decreased 23.4% from $11.3 million to $8.7 million for the three months ended December 31, 1995 and 1996, respectively, primarily due to declining volume and average selling prices of EtherWave and LocalTalk products, partially offset by increased sales of certain of the Company's Fast Ethernet products as well as sales of certain Ethernet products that were not available during the three months ended December 31, 1995.
The Company believes LAN products revenue was adversely affected by Apple Computer's ("Apple") delayed shipment of Powerbooks, Performa technical problems and confusion surrounding Apple and the MacOS. LAN products revenue accounted for 80.1% and 64.3% of the Company's total revenues for the three months ended December 31, 1995 and 1996, respectively, while Internet/Intranet products revenue accounted for 19.9% and 35.7% of the Company's total revenues for the three months ended December 31, 1995 and 1996, respectively.

     As the Company continues to focus on the development of its Internet/Intranet business, and as a result of price competition related to the Company's LAN products, declining sales of MacOS computers and competitive factors, the Company expects that LAN products revenue may decline and may account for a decreasing percentage of total revenues in future periods to the extent that Internet/Intranet product revenues increase. As a result, the Company's future operating results are dependent upon continued market acceptance of its Internet /Intranet products and enhancements thereto. However, the Company is dependent upon sales of its LAN products for the foreseeable future, and to the extent that any decline in revenues from LAN products is not offset by increases in revenue from other sources, such as sales of the Company's Internet/Intranet products, then the Company's business, operating results and financial condition will be materially and adversely affected.

     Farallon sells its Internet/Intranet and LAN products and related maintenance, support and other services primarily through distributors, while certain products are also sold directly through Value Added Resellers ("VARs") and ISPs or directly by the Company to corporate accounts and higher education institutions.
Revenues from distributors accounted for 67% and 54% of total revenues for the three months ended December 31, 1995 and 1996, respectively. The decrease in the percentage of revenues from distributors is primarily due to the increasing percentage of sales of the Company's Internet/Intranet products, which are primarily sold direct by the Company and through ISPs. Revenues from Ingram Micro (''Ingram'') accounted for 20% of total revenues for each of the three months ended December 31, 1995 and 1996, and revenues from MicroWarehouse accounted for 11% and 10%
of total revenues for the three months ended December 31, 1995 and 1996, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the three months ended December 31, 1995 and 1996. The Company intends to continue to use its existing distributors, VARs and ISPs to sell the Company's Internet/ Intranet products, to recruit additional VARs and ISPs, and pursue other marketing channels in the future. There can be no assurance that the Company's current distributors, VARs and ISPs will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distribution channels, or that these distributors, VARs and ISPs will not devote greater resources to marketing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors could have a material adverse effect on the Company's business, operating results and financial condition.

      International revenues accounted for 33% and 28% of total revenues for the three months ended December 31, 1995 and 1996, respectively. The Company believes international revenues, particularly in the Pacific Rim, were adversely affected by Apple's delayed shipment of Powerbooks, Performa technical problems and confusion surrounding Apple and the MacOS, partially offset by increased international sales of Netopia ISDN routers. To the extent that the Company continues to experience weakened international demand for its products such as its Timbuktu Pro and Ethernet products, the Company's business, operating results and financial condition would be materially adversely affected. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

     Gross Margin.  The Company's gross margin for Internet/
Intranet and LAN products is affected by many factors, including pricing strategies, royalties paid to third parties, new versions of existing products and product mix. The Company's total gross margin remained relatively constant, increasing from 48.4% to 49.0% for the three months ended December 31, 1995 and 1996, respectively. The Company's gross margin for Internet/Intranet products decreased from 83.7% to 67.7% for the three months ended December 31, 1995 and 1996, respectively, primarily due to increased sales of the Netopia router and modem which have lower gross margins than the Company's Internet/Intranet software products. The Company also reduced the average selling prices of Netopia routers due to price competition which contributed to declining Internet/Intranet margins. The Company's gross margin for LAN products decreased from 39.6% to 38.7% for the three months ended December 31, 1995 and 1996, respectively, primarily due to declining sales and average selling prices as a result of increased price competition. The Company expects gross margins for Internet/Intranet products to decrease in future periods reflecting increased sales of hardware products that carry lower gross margins than software products. In addition, the Company expects gross margins for LAN products to decrease in future periods primarily due to lower sales volumes and declining average selling prices. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company and external market factors including but not limited to price competition. The Company's Internet/Intranet software products have a higher average gross margin than the balance of the Company's products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there will be a material adverse effect on the Company's business, operating results and financial condition.

     Research and Development. Research and development expenses increased 7.5% from $2.0 million to $2.2 million for the three months ended December 31, 1995 and 1996, respectively, primarily due to increased headcount related to the development of new Internet/Intranet products, particularly for the Netopia family of Internet connectivity solutions and new Internet/Intranet collaboration software products. Research and development expenses represented 14.3%
and 16.1% of total revenues for the three months ended December 31, 1995 and 1996, respectively. The Company believes that it will continue to devote substantial resources to product development and that research and development expenses will increase in absolute dollars for the remainder of fiscal 1997. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and no software costs have been capitalized to date. The Company may enter into future development agreements in which the Company may be required to capitalize the cost of software development.

     Selling and Marketing. Selling and marketing expenses were $3.8 million for each of the three months ended December 31, 1995 and 1996. Although total selling and marketing expenses were unchanged year over year, increased headcount and other employee related expenses as well as increased electronic marketing costs were offset by declining print advertising and promotional expenses. Such expenses represented 26.8% and 28.2% of total revenues for the three months ended December 31, 1995 and 1996, respectively. The
Company believes that selling and marketing expenses will increase in absolute dollars for the remainder of fiscal 1997 primarily due to personnel related expenses and increased advertising and promotional activities.

     General and Administrative. General and administrative expenses increased 6.1% from $789,000 to $837,000 for the three months ended December 31, 1995 and 1996, respectively, primarily due to increased expenses related to directors' and officers' insurance and increased personnel costs primarily related to the Company's initial public offering in June, 1996. Such expenses represented 5.6% and 6.2% of total revenues for the three months ended December 31, 1995 and 1996, respectively. The
Company believes that general and administrative expenses will increase in absolute dollars for the remainder of fiscal 1997 as the Company adds infrastructure, such as expenses to maintain and support the Company's web related activities and incurs additional costs related to being a public company, such as expenses related to investor relations programs and increased professional fees.

    Other Income, net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments.

     Provision for Income Taxes. The effective tax rate was 35% for the each of three months ended December 31, 1995 and 1996.
This rate differs from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments and the utilization of research and tax credits.


OTHER RISK FACTORS THAT MAY AFFECT FUTURE OPERATING
RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. The Company's actual results could differ materially from those discussed herein.
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's other United States Securities and Exchange Commission Filings.

     Fluctuations in Quarterly Results; Future Operating Results
Uncertain. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as changes in networking and communications technologies, price and product competition, usage of the Internet and developments and changes in the Internet market, the demand for the Company's products, demand for Apple's products, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin, changes in the mix of channels through which the Company's products are offered, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, raw material costs, write-offs of obsolete inventory, the size and timing of distributor and end user orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals in anticipation of new
MacOS product offerings and a new operating system for the Macintosh by Apple, manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, personnel changes, changes in the Company's strategy, changes in the level of operating expenses, the timing of research and development expenditures, the level of the Company's international revenues, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad, and economic conditions specific to the industries in which the Company competes, among others. The Company's limited Internet/Intranet operating history makes the prediction of future Internet/Intranet operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. In addition, the Company recognizes revenue on products sold through distributors upon shipment to the distributor. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The Company's business also has experienced seasonality in the past, largely due to customer buying patterns such as budgeting cycles of educational institutions that purchase the Company's products. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such will occur in a manner consistent with prior periods.

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

     Dependence on Internet/Intranet Products. The Company's business is substantially dependent upon continued growth in the sale of its Internet/Intranet products. Rapid growth in the use of the Internet and Intranets is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth, or will not otherwise lose its utility due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased government regulation. Although the Company has experienced significant percentage growth rates of Internet/Intranet revenues, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results for these products and services. The Company's limited Internet/Intranet operating history makes the prediction of future Internet/Intranet operating results difficult, if not impossible. There can be no assurance that the Company will continue to increase sales of its Internet/Intranet products, that the Company's existing distribution channels are appropriate for the sale of its Internet/Intranet products or that sales of such products will reach levels significant enough to offset expected declines in sales, average selling prices and gross margins of the Company's LAN products. Accordingly, the failure of the Company's Internet/Intranet products to gain market acceptance or to achieve significant sales would materially and adversely affect the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

     Dependence on LAN Products; Declining LAN Business. To date, the Company has derived a substantial majority of its revenue from LAN products, which represented 91%, 89%, 73% and 64% of total revenues for fiscal years 1994, 1995, 1996 and the three months ended
December 31, 1996, respectively. These products have experienced variable average selling prices and gross margins, and declining sales volumes. The Company anticipates that the average selling prices and gross margins of its existing LAN products will continue to decline. Accordingly, to the extent the product mix for any particular period includes a substantial proportion of LAN products, the Company's total gross margin will be adversely affected. To date, the Company has been able to partially reduce the decline in total gross margin by reducing the manufacturing cost of products and by introducing new products with higher margins. There can be no assurance that the Company will achieve any such reductions in the future or that new products will achieve market acceptance. Although the Company's Internet/Intranet products currently carry a higher average gross margin than its LAN products, the Company anticipates that competitive pressures in its Internet/Intranet business may result in declining average selling prices and gross margins in this business as well. Historically, a substantial majority of the Company's LAN products revenue have been derived from sales of products designed for Apple MacOS and compatible computers. Net revenues from the Company's LAN products fluctuated on a quarterly basis during fiscal
1996 and the three months ended December 31, 1996, and the Company expects that net revenues from LAN products may decline in the future as a result of declining sales and average selling prices of the Company's LAN products, Apple's incorporation of built-in Ethernet connectivity into certain of its computers, declining sales of MacOS computers and competition in the LAN products market. Additionally, sales related to certain of the Company's MacOS products are driven in part by sales of the Apple PowerBooks which have experienced delays, technical difficulties and interrupted supply. As a result of technical characteristics in the MacOS environment, Fast Ethernet products, in general, have not delivered expected performance levels. If these technical characteristics are not addressed in the future, then Fast Ethernet product sales in the MacOS market segment will be below the Company's expectations, and operating results may be materially and adversely affected. The Company is dependent upon sales and profitability of its LAN products for the foreseeable future, and to the extent that any decline in revenues and gross margins from LAN products is not offset by increases in revenues from other sources, such as sales of the Company's Internet/Intranet products, then the Company's business, operating results and financial condition will be materially and adversely affected.

     Dependence on Apple; Competition with Apple Products. To date, the Company has derived approximately 85% to 90% of its LAN products revenue from products designed for networking the Apple
MacOS family of personal computers. Accordingly, the Company is substantially dependent on the market for MacOS computers and the development and sale of new Apple computers, particularly sales of such computers into business environments. There can be no assurance that competitive personal computers will not displace the MacOS products or reduce sales of MacOS products. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products. The inability of Apple to successfully develop, manufacture, market or sell new products, and any decrease in the sales or market acceptance of the MacOS family of computers, would have a material adverse effect on the Company's business, operating results and financial condition. For example, in the three months ended December 31, 1996, the Company believes LAN products revenue was adversely affected by Apple's delayed shipment of Powerbooks, Performa technical problems and confusion surrounding Apple and the MacOS

     The Company relies on an informal working relationship with Apple in connection with the Company's LAN product development efforts. Although the Company and Apple have maintained a cooperative working relationship since the Company's founding, Apple is under no obligation to continue to share product information or otherwise cooperate with the Company. In addition, there can be no assurance that Apple will continue to work cooperatively with the Company in connection with the Company's product development efforts. The absence of such cooperation in the future, as a result of the current restructuring in process at Apple, including but not limited to the acquisition of Next Inc., or any other factors, could have a material adverse effect on the Company's business, operating results and financial condition. Apple currently offers products that compete directly with certain of the Company's products. The Company anticipates that Apple will continue to incorporate additional connectivity technologies into more of its products in the future, which will adversely affect sales of the Company's LAN products. Since Apple has substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base, Apple may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. The Company believes that it is likely that Apple will in the future sell separately or bundle with its computers certain Internet access products, such as ISDN terminal adapters similar to the Company's Netopia ISDN Modem. Any such additional bundling or enhancement by Apple could have a material adverse effect on the Company's business, operating results and financial condition.

     Competition. The markets for the Company's products and services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include original equipment manufacturer (''OEM'') product manufacturers of Internet access and remote LAN access equipment, manufacturers of remote control and screen sharing software and manufacturers of LAN client access and network systems products. In the Internet access and remote LAN access equipment market, the Company competes primarily with Ascend, Cisco, Motorola, 3Com, U.S. Robotics, Gandalf and several other companies. In the remote control and screen sharing software market, the Company competes primarily with Symantec, Microsoft, Tivoli, Microcom, Traveling Software, Stac Electronics and several other companies. In the LAN client access and network systems product market, the Company competes primarily with Apple, Asante, Dayna, Global Village and several other companies. The
Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. For example, Microsoft has available for free, via download on the Internet, communications and collaboration software compatible with the Microsoft Internet Explorer. This software product, which enables real-time communication within a workgroup, as well as similar future product offerings from Microsoft, could undermine the Company's ability to market its Timbuktu Pro and/or Netopia Virtual Office collaboration software. In addition, Netscape also offers software that enables dispersed work groups to collaborate in the work environment. Accordingly, there can be no assurance that the Company can continue to market its collaboration software, which would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors recently have introduced free and/or paid guaranteed service and support programs that appear to be similar to the Company's Up & Running, Guaranteed! program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program, which could have a material and adverse effect upon the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

     New Product Development and Rapid Technological
Change; Dependence on ISDN Technology. The personal computer industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements.
The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend on its ability to enhance its existing products and to introduce new products to meet changing customer requirements and emerging technologies.
For example, the Company's Netopia products currently operate only over ISDN telecommunication service. As other communications technologies such as 56K analog modems, Frame Relay, Asynchronous
Transfer Mode (''ATM''), Asymmetric Digital Subscriber Line (''ADSL'') and communication over cable or wireless networks, are developed or gain market acceptance, the Company will be required to enhance its Internet connectivity products to support such technologies, which will be costly and time consuming. If the Company is unable to modify its products to support new Internet access technologies, or if ISDN does not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as result of deemphasis of ISDN by telecommunications service providers, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company has historically derived a substantial majority of its revenues from the sale of Ethernet connectivity products. In the event that current Ethernet network technology is modified or replaced and the Company is unable to modify its products to support new Ethernet technologies or alternative technologies, the Company's business, operating results and financial condition could be materially and adversely affected.
The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition.
In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchase of existing Company products.
Any such deferral of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

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

     As of December 31, 1996, Farallon's research and development staff consisted of 62 employees. Of these employees 53 were focused primarily on Internet/Intranet product development and 9 were focused primarily on LAN product development. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, the failure of which could have a material adverse effect on the Company's business, operating results and financial condition.

      Management of Changing Business. The Company has shifted its business strategy from providing only LAN products to reducing its reliance on LAN products and focusing development and management efforts on its Internet/Intranet business. This transition represents a significant challenge for the Company and its administrative, operational and financial resources and places increased demands on its systems and controls. The Company's ability to manage the continuing development of its Internet/Intranet business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to expand its manufacturing capacity. This transition has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that any growth in its Internet/Intranet business will require it to recruit and hire a substantial number of new engineering, sales and marketing, customer service, administrative and managerial personnel. There can be no assurance that the Company will be successful in hiring or retaining these personnel, if needed. If the Company is unable to manage the transition effectively, the Company's business, operating results and financial condition will be materially and adversely affected.

     Dependence on Distributors. The Company relies primarily on distributors for the sale of its Internet/Intranet and LAN products. Revenues from distributors accounted for 76%, 73%, 60% and 54% of the Company's total revenues in fiscal 1994, 1995, 1996 and the three months ended December 31, 1996, respectively. A substantial amount of the Company's revenues result from a limited number of these distributors. The Company's three largest distributors accounted for 45%, 43%, 35% and 35% of the Company's total revenues in fiscal 1994, 1995, 1996 and the three months ended December 31, 1996, respectively.
During fiscal 1994, 1995, 1996 and the three months ended December 31, 1996, revenue from Ingram accounted for 24%, 22%, 18% and 20% of the Company's total revenues, and revenue from MicroWarehouse accounted for 12%, 13%, 11% and 10% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during fiscal 1994, 1995, 1996 or the three months ended December 31, 1996. The distribution of LAN products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels.
There can be no assurance that Ingram and MicroWarehouse will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors and operates with these and other distributors on a purchase order basis. The
Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, or that these distributors will not devote greater resources to marketing products of other companies. Accordingly, the loss of, or a significant reduction in revenue from, one of the Company's distributors, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company grants to its distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases and provides price protection to its distributors. Although the Company provides allowances for projected returns and price decreases, any product returns or price decreases in the future that exceed the Company's allowances will materially and adversely affect the Company's business, operating results and financial condition. The Company also provides end users with a lifetime warranty on certain products and permits end users to return any product for its full purchase price if the product does not perform as warranted. To date, the Company has not encountered material warranty claims. Nevertheless, if future warranty claims exceed the Company's reserves, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the Company attempts to further limit its liability to end users through disclaimers of special, consequential and indirect dam ages and similar provisions in its end user warranty. However, no assurance can be given that such limitations of liability will be legally enforceable.

     International Operations. International revenues accounted for 25%, 29%, 29% and 28% of the Company's total revenues in fiscal 1994, 1995, 1996 and the three months ended December 31, 1996, respectively. The Company expects that international revenues will continue to represent a significant portion of its total revenues.
Any significant decline in international demand for the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The
Company has committed and continues to commit significant management attention and financial resources to developing international sales and support channels. There can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, the Company is dependent upon the international demand for Apple products. To the extent that the Company is unable to maintain or increase international demand for its products, or that international demand for Apple products does not meet the Company's expectations, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

     The Company's international business is subject to inherent risks, including but not limited to the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign countries, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, particularly in developing countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenues, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and its business, operating results and financial condition. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. If, in the future, international revenues are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect on, the Company's business, operating results and financial condition. In addition, the Company has a substantial portion of its products and components manufactured by foreign suppliers. The Company's operating results are subject to the risks inherent in international purchases, including, but not limited to, various regulatory requirements, political and economic changes and disruptions transportation delays, export/import controls, tariff regulations, higher freight rates and potentially adverse tax consequences. Duty, tariff and freight costs can materially increase the cost of crucial components for the Company's products.

	Dependence on Strategic Alliances; Dependence on Contract Manufacturers and Limited Source Suppliers. The Company relies on a number of strategic relationships to help achieve market acceptance of the Company's products and to leverage the Company's development, sales and marketing resources. Although the Company views these relationships as important factors in the development and marketing of the Company's products and services, a majority of the Company's agreements with its strategic partners or customers do not require future minimum commitments to purchase the Company's products, are not exclusive and generally may be terminated at the convenience of either party. There can be no assurance that the Company's strategic partners regard their relationship with the Company as strategic to their own respective businesses and operations, that they will not reassess their commitment to the Company or its products at any time in the future, or that they will not develop and/or market their own competitive technology.

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

     Dependence on Proprietary Rights and Technology. The
Company's ability to compete is dependent in part on its proprietary rights and technology. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality or license agreements with its employees, resellers, distributors, customers and potential customers and limits access to the distribution of its software, hardware designs, documentation and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology. The Company currently has ten issued United States patents, and one pending application for patent in each of Australia and the European Patent Office. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is expected to be a persistent problem. In selling its software products, the Company relies primarily on ''shrink wrap'' licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries, particularly developing countries, do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

     The Company relies upon certain software, firmware and hardware designs that it licenses from third parties, including firmware that integrated with the Company's internally developed firmware and used in the Company's products to perform key functions. There can be no assurance that these third-party licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, such licenses could result in shipment delays or reductions until equivalent firmware could be developed, identified, licensed and integrated which would materially and adversely affect the Company's business, operating results and financial condition.

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

     From time to time, the Company may be involved in litigation or administrative claims arising out of its operations in the normal course of business. For example, in 1995 the Company terminated negotiations with a manufacturer of router products regarding a potential acquisition. Shortly thereafter, the Company received correspondence from such manufacturer's counsel asserting that the Company's termination of negotiations was improper and demanding that Farallon either consummate an acquisition for cash and stock or license from such manufacturer certain technology. The Company believes that any potential claim by such manufacturer, if brought, would be entirely without merit and the Company is prepared to vigorously defend any such claim.

     Lengthy Sales Cycle and Lengthy Partnership Development.
The Company's Internet/Intranet software products are often licensed to customers on a volume license basis for use on private wide area network (''WAN'') Intranets involving thousands of nodes. These licenses often involve significant license and maintenance fees. As a result, the license of the Company's Internet/Intranet software products often involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process for these products is often subject to delays associated with long approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Internet/Intranet software products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future on Internet/Intranet software or other products.

      The Company's Netopia products are often distributed through partnerships with ISPs. These partnerships often involve lengthy testing and certification studies as well as detailed agreements. As a result, partnerships with ISPs to distribute Netopia products involve a significant commitment of management attention and resources by prospective partners. Accordingly, the Company's business development process for these distribution channels is often subject to delays associated with long approval processes that typically accompany significant partnership development and capital expenditures. For these and other reasons, the business development process associated with the partnerships are often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future on partnership development.

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

     Dependence on Key Personnel. The Company's business and prospects depend to a significant degree upon the continuing contributions of its key management, sales, marketing, product development and administrative personnel. The Company does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. The loss of key management or technical personnel could materially and adversely affect the Company's business, operating results and financial condition. The Company believes that its prospects depend in large part upon its ability to attract and retain highly-skilled engineering, managerial, sales and marketing, and administrative personnel.
Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

     California Headquarters . The Company's corporate headquarters and a large portion of its research and development facilities as well as other critical business operations are located in California, near major earthquake faults. The Company's business, financial condition and operating results could be materially adversely affected in the event of a major earthquake.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and the Initial Public Offering ("IPO") of the Company's Common Stock. Since inception, the Company has raised $19.4 million from the private sale of equity securities and approximately $24.8 million of cash, net of offering expenses, from the Company's IPO completed in June, 1996
As of December 31, 1996, the Company had cash, cash equivalents and short-term investments of $37.6 million (representing 62% of total assets) and had working capital of $49.6 million.

    The Company generated cash from operating activities of $801,000 for the three months ended December 31, 1996. The cash generated from operations was primarily due to the collection of accounts receivable of $1.8 million, partially offset by reductions of accounts payable of $1.3 million. Total inventory increased 7% from $6.3 million as of September 30, 1996 to $6.8 million as of December 31, 1996. Netopia and Fast Ethernet products represented 12% and 23% of total gross inventory as of September 30, 1996, respectively, and represented 11% and 19% of total gross inventory as of December 31, 1996, respectively.

      The Company's investing activities have consisted primarily of purchases of short-term investments and capital equipment. Expenditures for capital equipment totaled $331,000 for the three months ended December 31, 1996, representing acquisitions of computer equipment used predominantly in product development as well as tooling and test fixtures for new products. The Company expects that its capital expenditures will increase in future periods to support new product development and production. The Company's principal commitments consist primarily of leases on its headquarters facilities and certain operating equipment.

      As of December 31, 1996, the Company had a $5.0 million credit facility, which expires on February 28, 1997. There were no borrowings under the credit facility as of December 31, 1996. The Company does not anticipate renewing this credit facility.

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



PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) 	Exhibits

11.1  Statement of Computation of Per Share Earnings

27.1  Financial Data Schedule


(b)	Reports on Form 8-K
	No Reports on Form 8-K were filed during the quarter ended
              December 31, 1996.








SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 13, 1997		FARALLON COMMUNICATIONS, INC.
						(Registrant)


				By:  /s/ James A. Clark
	                  			James A. Clark
				Vice President and Chief Financial Officer
 			(Duly Authorized Officer and Principal	Financial Officer)





INDEX TO EXHIBITS

Exhibit		Description

11.1	 	Statement of Computation of Per Share Earnings