Form 10-Q/A
period 1996-12-31
FARALLON COMMUNICATIONS INC
filed 1997-04-02
CIK 1012482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q/A

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




FARALLON COMMUNICATIONS, INC.

FORM 10-Q

INDEX

Note: This filing is made solely to conform exhibits to EDGAR specifications. No material information has changes for Farallon Communications, Inc. for the reporting period ended December 31, 1996.


SIGNATURE                                                                     2
INDEX TO EXHIBITS                                                      3

Exhibit 27.1	Financial Data Schedule



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

See Form 10-Q filed on February 14, 1997.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

27.1  Financial Data Schedule


(b)	Reports on Form 8-K
	No Reports on Form 8-K were filed during the quarter ended
              December 31, 1996.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 1, 1997		FARALLON COMMUNICATIONS, INC.
						(Registrant)


				By:  /s/ James A. Clark
	         			James A. Clark
				Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)





INDEX TO EXHIBITS

Exhibit		Description

27.1       	Financial Data Schedule