Form 10-Q
period 1997-03-31
FARALLON COMMUNICATIONS INC
filed 1997-05-15
CIK 1012482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1997

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-28450

FARALLON COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware

94-3033136
(State or other jurisdiction of
incorporation or organization)

(I.R.S. Employer
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

No


As of May 1, 1997 there were 11,362,621 shares of the Registrant's common stock outstanding.

FARALLON COMMUNICATIONS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	                               PAGE
Item 1.	Condensed Financial Statements

Condensed Condolidated Balance Sheets
at September 30, 1996 and March 31, 1997                        3

Condensed Consolidated Statements of Operations
for the three and six months ended March 31, 1996 and 1997      4

Condensed Consolidated Statements of Cash Flows
for the six months ended March 31, 1996 and 1997                5

Notes to Condensed Consolidated Financial Statements            6

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations      		                     7

Item 4.	Submission of Matters to a Vote of Security Holders    25

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K    	                   25

SIGNATURE                                                       26

INDEX TO EXHIBITS                                               27




PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements
FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

                                       September 30, 1996      March 31,1997
                                                                (unaudited)
ASSETS

Current assets:
Cash and cash equivalents               $     19,910         $      17,001
Short-term investments	                       17,235                23,397
Trade accounts receivable, net of allowances
of $1,328 and $1,228 at September 30, 1996
and March 31, 1997, respectively              11,172                 7,396
Inventories, net                               6,295                 5,467
Deferred tax asset                             1,829                 1,829
Prepaid expenses and other current assets      1,457                 1,358

Total current assets                          57,898                56,448

Furniture, fixtures, and equipment, net        2,935                 2,596
Deposits and other assets	                       785                   760

Total assets                         $        61,618         $      59,804

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                    $          4,979        $        3,698
Accrued compensation                           2,023                 1,445
Accrued liabilities                              470                    85
Deferred revenue	                                787                 1,000
Other current liabilities                        170                   130

Total current liabilities                      8,429                 6,358

Other long-term liabilities                       46                  ----

Total liabilities                              8,475                 6,358
Commitments and contingencies
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000,000 shares
authorized; none outstanding                   ----                   ----
Common stock:  $0.001 par value, 25,000,000
shares authorized; 11,119,961 and 11,361,207
shares issued and outstanding at September 30,
1996 and March 31, 1997, respectively	            12                    12
Additional paid-in capital	                   49,232                49,901
Deferred compensation	                           (81)                  (72)
Retained earnings	                             3,980                 3,605

   Total stockholders' equity                 53,143                53,446

Total liabilities and stockholders' equity  $ 61,618            $   59,804


See accompanying notes to Condensed Consolidated Financial Statements.


FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

                                Three Months             Six Months
                              Ended  March 31,          Ended March 31,
                              1996        1997          1996       1997
Revenues:

Internet/Intranet products  $ 3,633    $ 4,654        $ 6,442     $ 9,459
LAN products	                11,701      8,026         23,003      16,684
Total revenues	              15,334     12,680         29,445      26,143

Cost of revenues:
Internet/Intranet products      780      1,704          1,238       3,258
LAN products                  7,115      5,158         13,942      10,468
Total cost of revenues	       7,895      6,862         15,180      13,726
Gross profit	                 7,439      5,818         14,265      12,417
Operating expenses:
Research and development      2,299      2,246          4,315       4,413
Selling, marketing & service  3,795      3,907          7,582       7,708
General and administrative    1,052        832          1,841       1,669
Total operating expenses	     7,146      6,985         13,738      13,790
Operating income (loss)	        293     (1,167)           527      (1,373)
Other income, net	              206        409            433         797
Income (loss) before income
taxes	                          499       (758)           960        (576)
Income tax provision	          (2,077)    (265)        (1,915)       (201)
Net income (loss)	            $ 2,576   $ (493)       $ 2,875      $ (375)
Net income (loss) per share   $  0.25   $ (0.04)      $  0.27      $ (0.03)
Shares used in per
share calculation              10,494    11,350        10,477        11,239

See accompanying notes to Condensed Consolidated Financial Statements.


FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

                                                     Six Months Ended
                                        March 31, 1996        March 31, 1997
Cash flows from operating activities:
Net income (loss)	                         $ 2,875              $ (375)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization                  817                 933
Deferred tax asset 	                        (2,254)                ---
Amortization of deferred  compensation           6                   9
Non-cash  compensation                         192                 ---
Changes in assets and liabilities:
Trade accounts receivable                     (437)               3,776
Inventories, net	                           (2,243)                 828
Prepaid expenses, deposits and other assets   (115)                  84
Accounts payable	                           (1,026)              (1,281)
Accrued expenses and other liabilities	        (26)              (1,049)
Deferred revenue	                              265                  213
Net cash provided by (used in) operating
activities	                                  (1,946)              3,138
Cash flows from investing activities:
Purchase of short-term investments             (999)            (11,164)
Proceeds from the sale of short-term
investments                                   4,175               5,002
Acquisition of furniture, fixture and
equipment                                    (1,190)               (554)
Net cash provided by (used in)
investing activities	                         1,986              (6,716)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	     76                  669
Net cash provided by financing activities        76                  669
Net increase (decrease) in cash and cash
equivalents	                                    116               (2,909)
Cash & cash equivalents,beginning of period  13,963               19,910
Cash and cash equivalents, end of period	  $ 14,079             $ 17,001
Supplemental disclosures of cash flow information:
Interest paid                              $      2             $      2
Income taxes paid                          $    477             $    150

See accompanying notes to Condensed Consolidated Financial Statements.



FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual
Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1997.

2. Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventory consisted of the following (in thousands):

                                 September 30,1996      March 31, 1997
Raw materials and work in process	    $ 2,477               $  2,538
Finished goods	                         3,818                  2,929
                                      $ 6,295               $  5,467

3. Furniture, Fixtures and Equipment, net (in thousands):

                                 September 30,1996       March 31, 1997
Furniture, fixtures and
equipment	                           $ 11,993                $ 12,547
Accumulated depreciation and
amortization	                          (9,058)                 (9,951)
                                     $  2,935                $  2,596

4. Net Income (Loss) Per Share

		Net income per share for the three and six months ended March 31, 1996 is based on the weighted average number of shares of common stock and dilutive common equivalent shares from options outstanding during the period using the treasury stock method and common equivalent shares from the convertible preferred stock using the ''as-converted'' method. Net loss per share for the three and six months ended March 31, 1997 is based on the weighted average number of shares of common stock. The inclusion of common equivalent shares from options outstanding during the period using the treasury stock method would have been antidilutive.

  For the three and six month periods ended March 31, 1996 pursuant to certain SEC Staff Accounting Bulletins, common stock issued for consideration below the IPO price and stock options granted with exercise prices below the IPO price during the 12-month period prior to the date of the initial filing of the registration statement, even when antidilutive, have been included in the calculation of net income per share, using the treasury tock method based on the IPO filing price, as if they were outstanding for the entire period.

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share. "SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods basic EPS will be higher than primary earnings per share as presented in the accompanying condensed consolidated financial statements. Computations for loss periods should not change significantly.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 1996 and 1997

Revenues. The Company's total revenues are derived from the sale of Internet/Intranet and local area networking ("LAN") connectivity products. Internet/Intranet product revenues include license revenues for the Company's Timbuktu Pro software, sales of Netopia Internet connectivity products and fees for related services. LAN products revenue is derived primarily from the sale of EtherWave, Fast Ethernet, Ethernet and LocalTalk compatible products which include the PhoneNET system network connectivity products, of which a substantial majority have been sold to Macintosh operating system ("MacOS") customers. Revenue relating to the sale and licensing of hardware and software products is recognized upon shipment of the products by the Company and service revenues are recognized ratably over the term of the contract. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing. Revenue is recorded net of an estimated allowance for returns. Any product returns or price decreases in the future that exceed the Company's allowances will adversely affect the Company's business, operating results and financial condition.
The Company's total revenues decreased 17.3% from $15.3 million to $12.7 million for the three months ended March 31, 1996 and 1997, respectively. Internet/Intranet products revenue increased 28.1% from $3.6 million to $4.7 million for the three months ended March 31, 1996 and 1997, respectively. The increase in Internet/Intranet revenue was primarily due to increased sales of Netopia Internet connectivity products and increased licensing of the Windows version of Timbuktu Pro collaboration software, particularly for corporate Intranets. This increase was partially offset by decreased licensing of the Macintosh version of Timbuktu Pro which the Company believes were adversely affected by limited sell-through of Apple Computer's ("Apple") Powerbook 1400 and general confusion surrounding Apple and the MacOS including
Apple's recently reported declining sales of Macintosh computers, substantial losses and a substantial reduction in workforce. Netopia
Internet connectivity product revenue increased primarily due to international sales of the Netopia ISDN router, the introduction of the "So-Smart" Netopia router in December 1996 as well as a greater number of regional U.S. Internet Service Providers ("ISPs") selling Netopia
Internet connectivity products. Windows versions of Timbuktu Pro revenue increased primarily due to increased sales of Original Equipment Manufacturer ("OEM") licenses, maintenance contracts and volume licenses. LAN products revenue decreased 31.4% from $11.7 million to $8.0 million for the three months ended March 31, 1996 and 1997, respectively, primarily due to declining volume and average selling prices of EtherWave, LocalTalk products and certain Ethernet products partially offset by increased sales of certain of the Company's Ethernet products that were not available during the three months ended March
31, 1996. The Company believes LAN products revenues were adversely affected by limited sell-through of the Apple PowerBook 1400 and general confusion surrounding Apple and the MacOS including Apple's recently reported declining sales of Macintosh computers, substantial losses and a substantial reduction in workforce as well as vendor incorporation of built-in Ethernet into new computers. LAN products revenue accounted for 76.3% and 63.3% of the Company's total revenues for the three months ended
March 31, 1996 and 1997, respectively, while Internet/Intranet products revenue accounted for 23.7% and 36.7% of the Company's total revenues for the three months ended March 31, 1996 and 1997, respectively.
As the Company continues to focus on the development of its Internet/Intranet business, and as a result of price competition related to the Company's LAN products, the erosion of pricing premiums on MacOS products, Apple's continued difficulties, declining sales of MacOS computers and competitive factors, the Company expects that LAN products revenue may decline and may account for a decreasing percentage of total revenues in future periods to the extent that Internet/Intranet product revenues increase.
As a result, the Company's future operating results are dependent upon continued market acceptance of its Internet/Intranet products and enhancements thereto. However, the Company is dependent upon sales of its LAN products for the foreseeable future and to the extent that any decline in revenues from LAN products is not offset by increases in revenue from other sources, such as revenues from the Company's Internet/Intranet products, then the Company's business, operating results and financial condition will be materially and adversely affected.

	Farallon sells its Internet/Intranet and LAN products and related maintenance, support and other services primarily through distributors, while certain products are also sold directly through Value Added Resellers ("VARs") and ISPs or directly by the Company to corporate accounts and higher education institutions. Revenues from distributors accounted for 65% and 61% of total revenues for the three months ended March 31, 1996 and 1997, respectively. The decrease in the percentage of revenues from distributors is primarily due to the increasing percentage of sales of the Company's Internet/Intranet products, which are primarily sold direct by the Company and through ISPs. Revenues from Ingram Micro ("Ingram") accounted for 20% and 19% of total revenues for each of the three months ended March 31, 1996 and 1997, and revenues from MicroWarehouse accounted for 11% and 10% of total revenues for the three months ended March 31, 1996 and 1997, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the three months ended March 31, 1996 and 1997. The Company intends to continue to use its existing distributors, VARs and ISPs to sell the Company's products, to recruit additional VARs and ISPs, and pursue other marketing channels in the future. There can be no assurance that the Company's current distributors, VARs and ISPs will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distribution channels, or that these distributors, VARs and ISPs will not devote greater resources to marketing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors and/or ISPs could have a material adverse effect on the Company's business, operating results and financial condition.

	International revenues accounted for 36% and 34% of total revenues for the three months ended March 31, 1996 and 1997, respectively. The
Company believes international revenues, both in Europe and the Pacific
Rim were adversely affected by limited sell-through of the Apple PowerBook 1400 and the general confusion surrounding Apple and the MacOS including Apple's recently reported declining sales of Macintosh computers, substantial losses and a substantial reduction in workforce, partially offset by international sales of Netopia ISDN routers. To the extent that the Company continues to experience weakened international demand for its products such as its Timbuktu Pro and LAN products, the Company's business, operating results and financial condition would be materially adversely affected. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

	Gross Margin. The Company's gross margin for Internet/Intranet and LAN products is affected by many factors, including pricing strategies, royalties paid to third parties, new versions of existing products and product mix. The Company's total gross margin decreased from 48.5% to 45.9% for the three months ended March 31, 1996 and 1997, respectively. The Company's gross margin for Internet/Intranet products decreased from 78.5% to 63.4% for the three months ended March 31, 1996 and 1997, respectively, primarily due to increased sales of Netopia Internet connectivity products which have lower gross margins than the Company's Internet/Intranet software products. The Company also reduced the average selling prices of its Netopia routers due to price competition which contributed to declining Internet/Intranet margins. The Company's gross margin for LAN products decreased from 39.2% to 35.7% for the three months ended March 31, 1996 and 1997, respectively, primarily due to declining sales of higher margin products and average selling price reductions as a result of increased price competition. The Company expects gross margins for Internet/Intranet products to decrease in future periods reflecting increased sales of hardware products that carry lower gross margins than software products. In addition, the Company expects gross margins for LAN products to decrease in future periods primarily due to changes in product mix and declining average selling prices. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company and external market factors including but not limited to price competition. The Company's Internet/Intranet software products have a higher average gross margin than the balance of the Company's products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there will be a material adverse effect on the Company's business, operating results and financial condition.

	Research and Development. Research and development expenses decreased slightly from $2.3 million to $2.2 million for the three months ended March 31, 1996 and 1997, respectively. The decrease in research and development expenses is primarily due to declining tooling and third party engineering expenses partially offset by increased headcount related to the development of new Internet/Intranet products. Research and development expenses represented 15.0% and 17.7% of total revenues for the three months ended March 31, 1996 and 1997, respectively. The
Company believes that it will continue to devote substantial resources to product development and that research and development expenses may increase in absolute dollars for the remainder of fiscal 1997. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and no software costs have been capitalized to date. The Company may enter into future development agreements in which the Company may be required to capitalize the cost of software development.

	Selling and Marketing. Selling and marketing expenses increased slightly from $3.8 million to $3.9 million for the three months ended March 31, 1996 and 1997, respectively. The increase in selling and marketing expenses is primarily due to increased headcount and other employee related expenses partially offset by reduced advertising and promotional expenses. Selling and marketing expenses represented 24.8% and 30.8% of total revenues for the three months ended March 31, 1996 and 1997, respectively. The Company believes that selling and marketing expenses may increase in absolute dollar terms for the remainder of fiscal 1997, primarily due to personnel related expenses and increased advertising and promotional activities.


	General and Administrative. General and administrative expenses decreased from $1.1 million to $832,000 for the three months ended March 31, 1996 and 1997, respectively. The decrease in general and administrative expenses is primarily due to consulting fees related to the acquisition of the Netopia trademark which were incurred during the three months ended March 31, 1996. General and administrative expenses represented 6.9% and 6.6% of total revenues for the three months ended March 31, 1996 and 1997, respectively. The Company believes that general and administrative expenses may increase in absolute dollar terms for the remainder of fiscal 1997 as the Company adds infrastructure such as expenses to maintain and suport the Company's web related activities, and incurs additional costs related to being a public company, such as expenses related to investor relations programs and increased professional fees.

	Other Income, net.  Other income, net, primarily represents interest earned by the Company on its cash equivalents and short-term investments.

	Provision for Income Taxes. The effective tax rate (excluding a non-recurring income tax benefit recorded in the three months ended March 31,
1996) was 35% for the each of three months ended March 31, 1996 and 1997.
This rate differs from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments and the utilization of research and tax credits. At March 31, 1996, the Company reversed a full valuation allowance that it had previously provided against its deferred tax asset, resulting in a non-recurring income tax benefit of approximately $2.3 million.

Six Months Ended March 31, 1996 and 1997

		The Company's total revenues decreased 11.2% from $29.4 million to $26.1 million for the six months ended March 31, 1996 and 1997, respectively. Internet/Intranet products revenue increased
46.8% from $6.4 million to $9.5 million for the six months ended
March 31, 1996 and 1997, respectively.  The increase in Internet/
Intranet revenue was primarily due to increased sales of Netopia
 Internet connectivity products as well as increased licensing of the Windows version of Timbuktu Pro collaboration software, particularly for corporate Intranets. The increase was partially offset by decreased licensing of the Macintosh version of Timbuktu Pro which the Company believes were adversely affected by limited sell-through of the Apple PowerBook 1400 and general confusion surrounding
Apple and the MacOS including Apple's recently reported declining sales of Macintosh computers, substantial losses and a substantial reduction in workforce. Netopia products revenue increased primarily due to the introduction of the "So-Smart" Netopia router in December
1996, international sales of the Netopia ISDN router as well as a greater number of regional U.S. ISPs selling Netopia Internet connectivity products. Timbuktu Pro for Windows revenue increased primarily due to increased volume and OEM licensing as well as increased sales of maintenance contracts. LAN products revenue decreased 27.5% from $23.0 million to $16.7 million for the six months ended March 31,
1996 and 1997, respectively, primarily due to declining volume and average selling prices of EtherWave, LocalTalk and certain Ethernet products partially offset by increased sales of certain of the Company's
 Ethernet products that were not available during the six months ended
 March 31, 1996. The Company believes LAN products were adversely affected by limited sell-through of the Apple PowerBook 1400 and general confusion surrounding Apple and the MacOS including Apple's recently reported declining sales of Macintosh computers, substantial losses and a substantial reduction in workforce as well as vendor incorporation of built-in Ethernet into new computers. LAN products revenue accounted for 78.1% and 63.8% of the Company's total revenues for the six months ended March 31, 1996 and 1997, respectively, while Internet/Intranet products revenue accounted for 21.9% and 36.2% of the Company's total revenues for the six months ended March 31, 1996 and 1997, respectively.
	As the Company continues to focus on the development of its Internet/Intranet business, and as a result of price competition related to the Company's LAN products, the erosion of pricing premiums on MacOS products, Apple's continued difficulties, declining sales of MacOS computers and competitive factors, the Company expects that LAN products revenue may decline and may account for a decreasing percentage of total revenues in future periods to the extent that Internet/Intranet product revenues increase As a result, the Company's future operating results are dependent upon continued market acceptance of its Internet/Intranet products and enhancements thereto. However, the Company is dependent upon sales of its LAN products for the foreseeable future, and to the extent that any decline in revenues from LAN products is not offset by increases in revenue from other sources, such as revenue from the Company's Internet/Intranet products, then the Company's business, operating results and financial condition will be materially and adversely affected.

	Farallon sells its Internet/Intranet and LAN products and related maintenance, support and other services primarily through distributors, while certain products are also sold directly through VARs and ISPs or directly by the Company to corporate accounts and higher education institutions. Revenues from distributors accounted for 66% and 57% of total revenues for the six months ended March 31, 1996 and 1997, respectively. The decrease in the percentage of revenues from distributors is primarily due to the increasing percentage of sales of the Company's Internet/Intranet products, which are primarily sold direct by the Company and through ISPs. Revenues from Ingram accounted for 20% of total revenues for each of the six months ended March 31, 1996 and 1997, and revenues from MicroWarehouse accounted for 11% and 10% of total revenues for the six months ended
March 31, 1996 and 1997, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the six months ended March 31, 1996 and 1997. The Company intends to continue to use its existing distributors, VARs and ISPs to sell the Company's products, to recruit additional VARs and ISPs, and pursue other marketing channels in the future. There can be no assurance that the Company's current distributors, VARs and ISPs will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distribution channels, or that these distributors, VARs and ISPs will not devote greater resources to marketing products of other companies.
The loss of, or a significant reduction in revenue from, one of the Company's distributors and/or ISPs could have a material adverse effect on the Company's business, operating results and financial condition.

	International revenues accounted for 34% and 31% of total revenues for the six months ended March 31, 1996 and 1997, respectively. The Company believes international revenues, both in Europe and the Pacific Rim, were adversely affected by limited sell-through of the Apple PowerBook 1400 and general confusion surrounding Apple and the MacOS including Apple's recently reported declining sales of Macintosh computers, substantial losses and a substantial reduction in workforce, partially offset by international sales of Netopia ISDN routers. To the extent that the Company continues to experience weakened international demand for its products such as its Timbuktu Pro and LAN products, the Company's business, operating results and financial condition would be materially adversely affected.
The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

	Gross Margin. The Company's gross margin for Internet/Intranet and LAN products is affected by many factors, including pricing strategies, royalties paid to third parties, new versions of existing products and product mix. The Company's total gross margin decreased from 48.4% to 47.5% for the six months ended March 31, 1996 and 1997, respectively. The Company's gross margin for Internet/Intranet products decreased from 80.8% to 65.6% for the six months ended March 31, 1996 and 1997, respectively, primarily due to increased sales of Netopia connectivity products which have lower gross margins than the Company's Internet/Intranet software products. The
Company also reduced the average selling prices of its Netopia routers due to price competition which contributed to declining Internet/Intranet margins. The Company's gross margin for LAN products decreased from 39.4% to 37.3% for the six months ended March 31, 1996 and 1997, respectively, primarily due to declining sales of higher margin products and average selling price reductions as a result of increased price competition. The Company expects gross margins for Internet/Intranet products to decrease in future periods reflecting increased sales of hardware products that carry lower gross margins than software products.
In addition, the Company expects gross margins for LAN products to decrease in future periods primarily due to changes in product mix and declining average selling prices. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company and external market factors including but not limited to price competition. The Company's Internet/Intranet software products have a higher average gross margin than the balance of the Company's products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there will be a material adverse effect on the Company's business, operating results and financial condition.

	Research and Development. Research and development expenses increased slightly from $4.3 million to $4.4 million for the six months ended March 31, 1996 and 1997, respectively. The increase in research and development expenses is primarily due to increased headcount related to the development of new Internet/Intranet products partially offset by decreased tooling and third party engineering expenses. Research and development expenses represented 14.7% and 16.9% of total revenues for the six months ended March 31, 1996 and 1997, respectively. The Company believes that it will continue to devote substantial resources to product development and that research and development expenses may increase in absolute dollars for the remainder of fiscal 1997. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and no oftware costs have been capitalized to date. The Company may enter into future development agreements in which the Company may be required to capitalize the cost of software development.

	Selling and Marketing. Selling and marketing expenses increased slightly from $7.6 million to $7.7 million for the six months ended March 31, 1996 and 1997, respectively. The increase in total selling and marketing expenses was primarily due to increased headcount and other employee related expenses partially offset by reduced advertising and promotional expenses. Selling and marketing expenses represented 25.7% and 29.5% of total revenues for the six months ended March 31, 1996 and 1997, respectively. The Company believes that selling and marketing expenses may increase in absolute dollars for the remainder of fiscal 1997 primarily due to personnel related expenses and increased advertising and promotional activities.

	General and Administrative. General and administrative expenses decreased from $1.8 million to $1.7 million for the six months ended
March 31, 1996 and 1997, respectively, primarily due to consulting fees related to the acquisition of the Netopia trademark which were incurred during the three months ended March 31, 1996. General and administrative expenses represented 6.3% and 6.4% of total revenues for the six months ended March 31, 1996 and 1997, respectively. The Company believes that general and administrative expenses may increase in absolute dollars for the remainder of fiscal 1997 as the Company adds infrastructure, such as expenses to maintain and support the Company's web related activities, and incurs additional costs related to being a public company, such as expenses related to investor relations programs and increased professional fees.

	Other Income, net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments.

	Provision for Income Taxes. The effective tax rate was (excluding a non-recurring income tax benefit recorded in the three months ended March 31, 1996 35% for the each of three months ended March 31, 1996 and 1997.
This rate differs from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments and the utilization of research and tax credits. At March 31, 1996, the Company reversed a full valuation allowance that it had previously provided against its deferred tax assets, resulting in a non-recurring income tax benefit of approximately $2.3 million.

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

	Fluctuations in Quarterly Results; Future Operating Results
Uncertain. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. The Company's results depend on factors such as changes in networking and communications technologies, price and product competition, usage of the Internet and developments and changes in the Internet market, the demand for the Company's products, demand for Apple's products, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin, changes in the mix of channels through which the Company's products are offered, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, raw material costs, write-offs of obsolete inventory, the size and timing of distributor and end user orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals in anticipation of new MacOS product offerings and a new operating system for the Macintosh by Apple, customer deferrals for budgetary or other reasons, manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, personnel changes, changes in the Company's strategy, changes in the level of operating expenses, the timing of research and development expenditures, the level of the Company's international revenues, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad, and economic conditions specific to the industries in which the Company competes, among others.
The Company's limited Internet/Intranet operating history makes the prediction of future Internet/Intranet operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter.
In addition, the Company recognizes revenue on products sold through distributors upon shipment to the distributor. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The Company's business also has experienced seasonality in the past, largely due to customer buying patterns such as budgeting cycles of educational institutions that purchase the Company's products. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such seasonality will occur in a manner consistent with prior periods.

	The Company's expense levels are based in large part on expectations as to future revenues and as a result are relatively fixed in the short term.
If revenues are below expectations in any given quarter, net income or loss is likely to be disproportionately affected. Due to all of the foregoing factors, and other factors discussed herein, revenues and net income or loss for any future period are not predictable with any significant degree of certainty. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's business strategies will be successful or that the Company will be able to return to or sustain profitability on a quarterly or annual basis in the future. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

	Dependence on Internet/Intranet Products. The Company's business is substantially dependent upon continued growth in the sale of its Internet /Intranet products. Rapid growth in the use of the Internet and Intranets is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth, or will not otherwise lose its utility due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased government regulation. Although the Company has experienced significant percentage growth rates in Internet/Intranet revenues, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results for these products and services. The Company's limited Internet/Intranet operating history makes the prediction of future Internet/Intranet operating results difficult, if not impossible. There can be no assurance that the Company will increase sales of its Internet/Intranet products, that the Company's existing distribution channels are appropriate for the sale of its Internet/Intranet products or that sales of such products will reach levels significant enough to offset expected declines in sales, average selling prices and gross margins of the Company's LAN products.

 Accordingly, the failure of the Company's Internet/Intranet products to gain market acceptance or to achieve significant sales would materially and dversely affect the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

	Dependence on LAN Products; Declining LAN Business. To date, the Company has derived a substantial majority of its revenue from LAN products, which represented 89% and 73% of total revenues for fiscal years 1995 and 1996, respectively, and 78% and 64% of total revenues for the six month periods ended March 31, 1996 and 1997, respectively. These products have experienced variable average selling prices and gross margins, and declining sales volumes. The Company anticipates that the average selling prices and gross margins of its existing LAN products will continue to decline. Accordingly, to the extent the product mix for any particular period includes a substantial proportion of LAN products, the Company's total gross margin will be adversely affected. To date, the Company has been able to partially reduce the decline in total gross margin by reducing the manufacturing cost of products and by introducing new products with higher margins. There can be no assurance that the Company will achieve any such reductions in the future or that new products will achieve market acceptance. Although the Company's Internet/Intranet products currently carry a higher average gross margin than its LAN products, the Company anticipates that competitive pressures in its Internet/Intranet business may result in declining average selling prices and gross margins in this business as well. Historically, a substantial majority of the Company's LAN products revenue have been derived from sales of products designed for Apple
MacOS and compatible computers. Net revenues from the Company's
LAN products fluctuated on a quarterly basis during fiscal 1996 and the six months ended March 31, 1997, and the Company expects that net revenues from LAN products may decline in the future as a result of declining sales and average selling prices of the Company's LAN products, Apple's incorporation of built-in Ethernet connectivity into certain of its computers, declining sales of MacOS computers and competition in the LAN products market. Additionally, sales related to certain of the Company's MacOS products are driven in part by sales of the Apple
PowerBooks which have experienced delays, technical difficulties and interrupted supply. As a result of technical characteristics in the MacOS environment, Fast Ethernet products, in general, have not delivered expected performance levels. If these technical characteristics are not addressed in the future, then Fast Ethernet product sales in the MacOS market segment will be below the Company's expectations, and operating results may be materially and adversely affected. The
Company is dependent upon sales and profitability of its LAN products for the foreseeable future, and to the extent that any decline in revenues and gross margins from LAN products is not offset by increases in revenues from other sources, such as sales of the Company's Internet/ Intranet products, then the Company's business, operating results and financial condition will be materially and adversely affected.

	Dependence on Apple; Competition with Apple Products. To date, the Company has derived approximately 85% to 90% of its LAN products revenue from products designed for networking the Apple
MacOS family of personal computers. Accordingly, the Company is substantially dependent on the market for MacOS computers and the development and sale of new Apple computers, particularly sales of such computers into business environments. There can be no assurance that competitive personal computers will not displace the MacOS products or reduce sales of MacOS products. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products. The inability of Apple to successfully develop, manufacture, market or sell new products, and any decrease in the sales or market acceptance of the MacOS family of computers, would have a material adverse effect on the Company's business, operating results and financial condition. For example, in the six months ended March 31, 1997, the Company believes revenues were adversely affected by sell through of the Apple Powerbook 1400, continued confusion surrounding Apple and the MacOS including Apple's recently reported declining sales of Macintosh computers, substantial losses and a substantial reduction in workforce.

	The Company relies on an informal working relationship with Apple in connection with the Company's LAN product development efforts. Although the Company and Apple have maintained a cooperative working relationship since the Company's founding, Apple is under no obligation to continue to share product information or otherwise cooperate with the Company.
In addition, there can be no assurance that Apple will continue to work cooperatively with the Company in connection with the Company's product development efforts. The absence of such cooperation in the future, as a result of the continued restructuring in process at Apple, including but not limited to the acquisition of Next Inc., or any other factors, could have a material adverse effect on the Company's business, operating results and financial condition. Apple currently offers products that compete directly with certain of the Company's products. The Company anticipates that Apple will continue to incorporate additional connectivity technologies into more of its products in the future, which will adversely affect sales of the Company's LAN products. Since Apple has substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base, Apple may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. The Company believes that it is likely that Apple will in the future sell separately or bundle with its computers certain Internet access products, such as ISDN terminal adapters, similar to the Company's Netopia ISDN Modem. Any such additional bundling or enhancement by Apple could have a material adverse effect on the Company's business, operating results and financial condition.

	Competition. The markets for the Company's products and services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEM product manufacturers of Internet access and remote LAN access equipment, manufacturers of remote control and screen sharing software and manufacturers of LAN client access and network systems products. In the Internet access and remote LAN access equipment market, the Company competes primarily with Ascend, Cisco, Motorola, 3Com, U.S. Robotics, Ramp Networks
(formerly Trancell Networks) and several other companies.
In the remote control and screen sharing software market, the Company competes primarily with Symantec, Microsoft, Tivoli,
Microcom, Traveling Software, Stac Electronics and several other companies. In the LAN client access and network systems product market, the Company competes primarily with Apple, Asante, Dayna, Global Village and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. For example, Microsoft has available for free, via download on the Internet, communications and collaboration software compatible with the Microsoft Internet Explorer. This software product, which enables real-time communication within a workgroup, as well as similar future product offerings from Microsoft, could undermine the Company's ability to market its Timbuktu Pro and/or Netopia Virtual Office collaboration software. In addition, Netscape also offers software that enables dispersed work groups to collaborate in the work environment
 . Accordingly, there can be no assurance that the Company can continue to market its collaboration software, which would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors recently have introduced free and/or paid guaranteed service and support programs that appear to be similar to the Company's Up & Running, Guaranteed! program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program, which could have a material and adverse effect upon the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Recently announced consolidations in the networking environment continue to create companies with substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base. These companies may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

	New Product Development and Rapid Technological Change;
Dependence on ISDN Technology. The personal computer industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend on its ability to enhance its existing products and to introduce new products to meet changing customer requirements and emerging technologies. For example, the Company's Netopia products currently operate only over ISDN telecommunication service. As other communications technologies such as 56K analog modems, Frame Relay, Asynchronous
Transfer Mode (''ATM''), Asymmetric Digital Subscriber Line (''ADSL''), various other Digital Subscriber Line ("xDSL") and communication over cable or wireless networks, are developed or gain market acceptance, the Company will be required to enhance its Internet connectivity products to support such technologies, which will be costly, time consuming and have uncertain market acceptance. If the Company is unable to modify its products to support new Internet access technologies, or if ISDN does not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as result of deemphasis of ISDN by telecommunications service providers, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company has historically derived a substantial majority of its revenues from the sale of Ethernet connectivity products. In the event that current Ethernet network technology is modified or replaced and the Company is unable to modify its products to support new Ethernet technologies or alternative technologies, the Company's business, operating results and financial condition could be materially and adversely affected. The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing Company products. Any such deferral of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

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

	Dependence on Distributors. The Company relies primarily on distributors for the sale of its Internet/Intranet and LAN products. Revenues from distributors accounted for 73% and 60% of total revenues in fiscal
1995 and 1996, respectively, and 66% and 57% of total revenues for the six month periods ended March 31, 1996 and 1997, respectively. A substantial amount of the Company's revenues result from a limited number of these distributors. The Company's three largest distributors accounted for 43% and 35% of total revenues in fiscal 1995 and 1996, respectively, and 37% and 35% of total revenues for the six month periods ended March 31, 1996 and 1997, respectively. During fiscal 1995, 1996 and the six month periods ended March 31, 1996 and 1997, revenue from Ingram accounted for 22%, 18%, 20% and 20% of the Company's total revenues, and revenue from MicroWarehouse accounted for 13%, 11%, 11% and 10% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during fiscal 1995, 1996 or the six month periods ended March 31, 1996 and 1997. The distribution of LAN products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. There can be no assurance that Ingram and MicroWarehouse will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors and operates with these and other distributors on a purchase order basis. The Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, or that these distributors will not devote greater resources to marketing products of other companies. Accordingly, the loss of, or a significant reduction in revenue from, one of the Company's distributors, could have a material adverse effect on the Company's business, operating results and financial condition.

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

	International Operations. International revenues accounted for 29% and 29% of the Company's total revenues in fiscal 1995, 1996, repectively, and 34% and 31% of total Company revenues for the six months ended March 31, 1997, respectively. The Company expects that international revenues will continue to represent a significant portion of its total revenues. Any significant decline in international demand for the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management attention and financial resources to developing international sales and support channels. There can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, the Company is dependent upon the international demand for Apple products. To the extent that the Company is unable to maintain or increase international demand for its products, or that international demand for Apple products does not meet the Company's expectations, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

	The Company's international business is subject to inherent risks, including but not limited to the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign countries, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences and political and economic instability. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United Sates and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the Company will be able to sustain or increase international revenues, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and its business, operating results and financial condition. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. If, in the future, international revenues are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect on, the Company's business, operating results and financial condition.
In addition, the Company has a substantial portion of its products and components manufactured by foreign suppliers. The Company's operating results are subject to the risks inherent in international purchases, including, but not limited to, various regulatory requirements, political and economic changes and disruptions, transportation delays, export/import controls, tariff regulations, higher freight rates and potentially adverse tax consequences.
Duty, tariff and freight costs can materially increase the cost of crucial components for the Company's products.

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

	Dependence on Proprietary Rights and Technology. The Company's ability to compete is dependent in part on its proprietary rights and technology. The Company relies primarily on a combination of patent copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The
Company generally enters into confidentiality or license agreements with its employees, resellers, distributors, customers and potential customers and limits access to the distribution of its software, hardware designs, documentation and other proprietary information, however in some instances the Company may find it necessary to release its source code to certain parties. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology. The Company currently has ten issued United States patents, and one pending application for patent in each of Australia and the European Patent Office. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.
Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is expected to be a persistent problem. In selling its software products, the Company relies primarily on ''shrink wrap'' licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries where the Company's products are or may be manufactured or sold, particularly developing countries including various countries in Asia, do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

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

	Lengthy Sales Cycle and Lengthy Partnership Development.
The Company's Internet/Intranet software products are often licensed to customers on a volume license basis for use on private wide area network (''WAN'') Intranets involving thousands of nodes. These licenses often involve significant license and maintenance fees. As a result, the license of the Company's Internet/Intranet software products often involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process for these products is often subject to delays associated with long approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Internet/Intranet software products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future on Internet /Intranet software or other products.

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

	Risks Associated with Potential Acquisition. The Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. Any acquisitions may result in potentially dilutive issuance of equity securities, the incurrence of debt, the write-off of software development costs or the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Acquisitions would involve numerous additional risks including difficulties in the assimilation of operation, services, products and personnel of any acquired company. In addition the diversion of management's attention from other business concerns, the disruption of the Company's business, the entry into markets in which the Company has little or no direct prior experience and the potential loss of key employees of any acquired concern. There can be no assurance that the Company would be successful in overcoming these or any significant risks encountered in connection with any such acquisition.

	Tariff and Regulatory Matters. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business, operating results and financial condition. For example, if tariffs for public switched digital services increase in the future relative to tariffs for private leased services, then the cost-effectiveness of the Company's products would be reduced, and its business, operating results and financial condition would be materially and adversely affected. In addition, the Company's telecommunications products must meet standards and receive certification for connection to public telecommunications networks prior to their sale. In the United States, such products must comply with Part 15(a) (industrial equipment), Part 15(b) (residential equipment) and Part 68 (analog and ISDN lines) of the Federal Communications
Commission regulations. The Company's telecommunications products also must be certified by domestic telecommunications carriers. In foreign countries, such products are subject to a wide variety of governmental review and certification requirements. While certain foreign countries and the European Economic Community regulate the importation and certification of the Company's products, most foreign customers typically require that the Company's products receive certification from their country's primary telecommunication carriers. Any future inability to obtain on a timely basis or retain domestic certification or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.

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

	As of April 30, 1997 the Company employed 238 persons, including 58 in sales and marketing, 65 in research and development, 35 in customer service and support, 46 in manufacturing operations, and 34 in general and administrative functions. Of the 65 research and development employees 56 were focused primarily on Internet/Intranet product development and 9 were focused primarily on LAN product development. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, the failure of which could have a material adverse effect on the Company's business, operating results and financial condition



	Volatility of Stock Price. The market price of the shares of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, introduction of new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the networking and other technology industries, changes in or failure by the Company to meet securities analysts' expectations, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's
Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

	California Headquarters. The Company's corporate headquarters and a large portion of its research and development facilities as well as other critical business operations are located in California, near major earthquake faults. The Company's business, financial condition and operating results could be materially adversely affected in the event of a major earthquake.

LIQUIDITY AND CAPITAL RESOURCES

	The Company has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and the Initial Public Offering ("IPO") of the Company's Common Stock.
Since inception, the Company has raised $19.4 million from the private sale of equity securities and approximately $24.8 million of cash, net of offering expenses, from the Company's IPO completed in June, 1996. As of March 31, 1997, the Company had cash, cash equivalents and short-term investments of $40.4 million (representing 67.6% of total assets) and had working capital of $50.1 million.

	The Company generated cash from operating activities of $3.1 million for the six months ended March 31, 1997. The cash generated from operations was primarily due to the collection of accounts receivable of $3.8 million and reduction in inventories, partially offset by reductions of accounts payable of $1.3 million and decreased accrued expenses and other liabilities. Inventory decreased 13.1% from $6.3 million as of September 30, 1996 to $5.5 million as of March 31, 1997. Netopia and Fast Ethernet products represented 11.9% and 22.7% of total gross inventory as of September 30, 1996, respectively, and represented 13.1% and 18.8% of total gross inventory as of March 31, 1997, respectively.

	The Company's investing activities have consisted primarily of purchases of short-term investments and capital equipment. Expenditures for capital equipment totaled $554,000 for the six months ended March 31, 1997, primarily representing acquisitions of computer equipment used predominantly in information systems, product development as well as tooling and test fixtures for new products. The Company expects that its capital expenditures will increase in future periods to support new product development and production. The Company's principal commitments consist primarily of leases on its headquarters facilities and certain operating equipment.

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

Item 4.	    Submission of Matters to a Vote of Security Holders

	The Company's annual meeting of shareholders was held on February 14, 1997. According to the certified list of stockholders which was presented at the meeting, there were 11,134,651 shares of common stock of the Company outstanding and eligible to vote at the meeting. 9,485,474 shares of common stock, representing 85.2% of the total votes eligible to be cast, were present at the meeting, in person or by proxy, constituting a majority and more than a quorum of the outstanding shares entitled to vote. The following actions were taken at this meeting:

A.	Election of Directors

                  Affirmative   Negative     Withheld    Broker
                     Votes        Votes       Votes     Non-votes
Reese M. Jones     9,462,177                  23,297
Alan B. Lefkof     9,343,055                 142,419
Bandel L. Carno    9,462,777                  22,697
David F. Marquardt 9,462,777                  22,697
James R. Swartz    9,462,777                  22,697


B.  Amendment to
the 1996 Stock
Option Plan        8,116,139      626,152     19,335     723,848

C.  Amendment
to the Employee
Stock Purchase
Plan              8,116,139       626,152     19,335     723,848

D.  Ratification
of KPMG Peat
Marwick L.L.P.
as auditors.     9,470,084          5,155     10,235

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) 	Exhibits

11.1  Statement of Computation of Per Share Results
27.1  Financial Data Schedule

(b)	Reports on Form 8-K
No Reports on Form 8-K were filed during the quarter ended
March 31, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997
FARALLON COMMUNICATIONS, INC.
(Registrant)


By:  /s/ James A. Clark
             James A. Clark
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)



























INDEX TO EXHIBITS

Exhibit		Description

11.1	 	Statement of Computation of Per Share Results

27.1       	Financial Data Schedule