Form 10-Q
period 1997-06-30
FARALLON COMMUNICATIONS INC
filed 1997-08-15
CIK 1012482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR
 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997
OR

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

Yes
x

No


	As of August 1, 1997 there were 11,471,121 shares of the Registrant's common stock outstanding.




FARALLON COMMUNICATIONS, INC.

FORM 10-Q

INDEX



PART I.	FINANCIAL INFORMATION	                        PAGE

Item 1.	Condensed Financial Statements
Condensed Condolidated Balance Sheets
at September 30, 1996 and June 30, 1997      		               3

Condensed Consolidated Statements of Operations
for the three and nine months ended June 30, 1996 and 1997    4

Condensed Consolidated Statements of Cash Flows
for the nine months ended June 30, 1996 and 1997	           	 5

Notes to Condensed Consolidated Financial Statements	         6
Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations                 7

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K                   		25

SIGNATURE                                                    26

INDEX TO EXHIBITS		                                          27








PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

                                     September 30, 1996         June 30, 1997
ASSETS                                                            (unaudited)
Current assets:
     Cash and cash equivalents       $  19,910                   $    16,964
     Short-term investments             17,235                        24,109
     Trade accounts receivable, net
      of allowances of $1,328 and
      $1,276 at September 30, 1996 and
      June 30, 1997, respectively       11,172                         6,920
      Inventories, net                   6,295                         5,452
      Deferred tax asset                 1,829                         1,829
      Prepaid expenses and other
       current assets                    1,457                           782
                                       --------                      --------
	 Total current assets                  57,898                        56,056
                                       ========                       =======
     Furniture, fixtures, and
      equipment, net                     2,935                         2,402
    Deposits and other assets              785                           754
                                       --------                       -------
                   Total assets  $      61,618                  $     59,212
                                        ======                        ======
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and
      accrued liabilities        $       5,449                   $     3,057
     Accrued compensation                2,023                         1,612
     Deferred revenue                      787                         1,159
     Other current liabilities             170                            88
                                        --------                     --------
               Total current liabilities 8,429                          5,916
  Other long-term liabilities               46                             -
                                        -------                       -------
              Total liabilities          8,475                          5,916
  Commitments and contingencies
 Stockholders' equity:
    Preferred stock: $0.001 par value,
      5,000,000 shares authorized;
      none outstanding                      -                              -
    Common stock:  $0.001 par value,
      25,000,000 shares authorized;
      11,119,961 and 11,386,229 shares
      issued and outstanding at
      September 30, 1996 and June 30,
      1997, respectively                    12                             12
  Additional paid-in capital            49,232                         49,968
  Deferred compensation	                   (81)                           (68)
  Retained earnings                      3,980                          3,384
                                       --------                       -------
        Total stockholders' equity      53,143                         53,296
                                       --------                      --------
        Total liabilities and
         stockholders' equity      $    61,618                   $     59,212
                                        ======                         ======

See accompanying notes to Condensed Consolidated Financial Statements.




FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)


                                    Three Months Ended       Nine Months Ended
                                          June 30,                 June 30,
                                    1996          1997       1996         1997
Revenues:
   Internet/Intranet products    $ 4,614      $  5,054      $11,055   $ 14,513
   LAN products                   11,013         7,102       34,016     23,786
                                 -------        -------     --------   -------
            Total revenues        15,627        12,156       45,071     38,299
Cost of revenues:
   Internet/Intranet products      1,080         1,482        2,318      4,740
       LAN products                6,987         4,802       20,930     15,270
                                ---------       -------     --------   --------
         Total cost of revenues    8,067         6,284       23,248     20,010
                                ---------       --------    --------  ---------
            Gross profit           7,560         5,872       21,823     18,289
Operating expenses:
       Research and development    2,368         2,212        6,680      6,625
       Selling and marketing       4,044         3,600       11,622     11,308
       General and administrative    823           907        2,664      2,576
                                 ---------      -------     --------  --------
         Total operating expenses  7,235         6,719       20,966     20,509
            Operating income (loss)  325          (847)         857     (2,220)
   Other income, net                 230           507          663      1,304
                                   -------      -------      -------  ----------
 Income (loss) before income taxes   555          (340)       1,520      (916)
Income tax provision (benefit)       195          (119)      (1,721)     (320)
                                   -------      --------    ---------  ---------
            Net income (loss)     $  360       $  (221)   $   3,241   $  (596)
                                   =======       ======      ======      =====
Net income (loss) per share       $  0.03      $  (0.02)  $    0.30   $ (0.05)
                                   =======       ======      ======     ======
Shares used in per
  share calculation                11,106        11,378      10,686     11,286

See accompanying notes to Condensed Consolidated Financial Statements.

FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                               Nine Months Ended June 30,
                                               1996                 1997
                                              ------               ------
Cash flows from operating activities:
Net income (loss)                            $ 3,241              $ (596)
Adjustments to reconcile net income (loss)
 to net cashash provided by operating
 activities:
	Depreciation and amortization                 1,287                1,391
 Deferred taxes                               (2,254)                  -
	Amortization of deferred  compensation           -                    13
	Non-cash  compensation	                         192                    -
Changes in assets and liabilities:
 Trade accounts receivable                    (2,036)               4,252
 Inventories, net                             (2,178)                 843
 Prepaid expenses, deposits and other assets    (336)                 642
 Accounts payable and accrued liabilities     (1,390)              (2,804)
                 Other liabilities              (134)                (127)
                 Deferred revenue                515                  372
                                             --------             --------
           Net cash provided by (used in)
            operating activities               (3,093)               3,986
                                              ---------           --------
Cash flows from investing activities:
	Purchase of short-term investments           (70,507)             (32,817)
	Proceeds from the sale of short-term
  investments                                  74,187               25,943
	Acquisition of furniture, fixture and
    equipment                                  (1,789)                (794)
                                              --------              --------
            Net cash provided by (used in)
             investing activities               1,891                (7,668)
                                               -------              --------
Cash flows from financing activities:
	Proceeds from issuance of common stock, net   24,964                   736
                                             ---------               -------
            Net cash provided by financing
             activities                        24,964                   736
                                              --------                -------
Net increase (decrease) in cash and
 cash equivalents                              23,762                 (2,946)
Cash and cash equivalents, beginning of period 13,963                 19,910
                                             ---------             ----------
Cash and cash equivalents, end of period  $    37,725            $    16,964
                                              ========                ======
Supplemental disclosures of cash flow information:
	Interest paid                                $    2              $       2
                                               ======                 =======
	Income taxes paid                        $       554             $      287
                                               ======                 =======

See accompanying notes to Condensed Consolidated Financial Statements.


FARALLON COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form
10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1997.

2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventories consisted of the following
(in thousands):

                                                          September 30, 1996        June 30, 1997
Raw materials and work in process       $         2,477                    $       2,671
Finished goods                                                  3,818                            2,781
                                                                         -------                           --------
                                                               $         6,295                    $     5,452
                                                                        =====                       ======

3. Furniture, Fixtures and Equipment, net (in thousands):
                                                          September 30, 1996         June 30, 1997
Furniture, fixtures and equipment          $        11,993                    $    12,788
Accumulated depreciation and amortization     (9,058)                        (10,386)
                                                                         ---------                          ---------
                                                               $          2,935                     $      2,402
                                                                        ======                         =====

4. Net Income (Loss) Per Share

		Net income per share for the three and nine months ended June 30, 1996 is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from options outstanding during the period using the treasury stock method and common equivalent shares from the convertible preferred stock using the ''as-if-converted'' method. Net loss per share for the three and nine months ended June 30, 1997 is based on the weighted average number of shares of common stock outstanding. The inclusion of common equivalent shares from options outstanding during the period using the treasury stock method would have been antidilutive.

		For the three and nine month periods ended June
30, 1996 pursuant to certain SEC Staff Accounting Bulletins, common stock issued for consideration below the Initial Public offering ("IPO") price and stock options granted with exercise prices below the IPO price during the 12-month period prior to the date of the initial filing of the registration statement, even when antidilutive, have been included in the calculation of net income per share, using the treasury stock method based on the IPO filing price, as if they were outstanding for the entire period.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods basic EPS will be higher than primary earnings per share as the Company has historically presented. Diluted EPS for profitable periods will not differ materially from primary EPS. Computations for loss periods should not change significantly.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1997

	Revenues. The Company's total revenues are derived from the sale of Internet/Intranet and local area networking ("LAN") connectivity products. Internet/Intranet product revenues include license revenues for the Company's software products, sales of Netopia Internet connectivity products and fees for related services as well as revenue from licensing its patent covering cross-platform screen-sharing technology. LAN products revenue is derived primarily from the sale of EtherWave, Fast Ethernet, Ethernet and LocalTalk compatible products which include the PhoneNET system network connectivity products, of which a substantial majority have been sold to Macintosh operating system ("MacOS") customers. Revenue relating to the sale and licensing of hardware and software products is recognized upon shipment of the products by the Company and service revenues are recognized ratably over the term of the contract. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing. Revenue is recorded net of an estimated allowance for returns. Any product returns or price decreases in the future that exceed the Company's allowances will adversely affect the Company's business, operating results and financial condition.

        The Company's total revenues decreased 22.2% from $15.6 million to $12.2 million for the three months ended June 30, 1996 and 1997, respectively. Internet/Intranet products revenue increased 9.5% from $4.6 million to $5.1 million for the three months ended June 30, 1996 and 1997, respectively. The increase in Internet/Intranet revenue was primarily due to increased sales of Netopia Internet connectivity products and revenue from the recently introduced Netopia Virtual
Office software product which was not available during the three months ended June 30, 1996 as well as increased sales of the Windows versions of Timbuktu Pro. Netopia Internet connectivity product revenue increased from the same period in the prior year primarily due to sales of the "So-Smart" and international Netopia ISDN routers as well as an increase in the number of regional U.S. Internet Service Providers ("ISPs") selling Netopia Internet connectivity products. Neither the "So-Smart" nor international Netopia ISDN routers were available during the three months ended June 30, 1996. Revenue from the Windows versions of Timbuktu Pro increased primarily due to increased sales of volume licenses and Original Equipment Manufacturer ("OEM") licenses.
These increases were partially offset by decreased revenue from the Macintosh version of Timbuktu Pro which the Company believes was adversely affected by the general confusion surrounding Apple Computer, Inc. ("Apple") and the MacOS including Apple's recently reported declining sales volumes of the Macintosh computers and substantial losses. LAN products revenue decreased 35.5% from $11.0 million to $7.1 million for the three months ended June 30, 1996 and 1997, respectively, primarily due to declining volume and average selling prices of EtherWave, certain Ethernet products and LocalTalk products partially offset by increased sales of certain other of the Company's Ethernet products for Macintosh clones and retrofit upgrades. The
Company believes LAN product revenue continue to be adversely affected by the general confusion surrounding Apple and the MacOS including Apple's substantial losses as well as vendor incorporation of built-in Ethernet into new computers. LAN product revenue accounted for 70.5% and 58.4% of the Company's total revenues for the three months ended June 30, 1996 and 1997, respectively, while Internet/Intranet products revenue accounted for 29.5% and 41.6% of the Company's total revenues for the three months ended June 30, 1996 and 1997, respectively.

      The Company continues to focus on the development of its Internet/Intranet business. Due to price competition related to the Company's LAN products, the erosion of pricing premiums on MacOS products, Apple's continued difficulties, declining sales of MacOS computers, and other competitive factors, the Company expects that revenue from its LAN products will continue to decline. As a result, the Company's future operating results are dependent upon continued and increasing market acceptance and penetration of its Internet/Intranet products and enhancements thereto, particularly in the Windows market. However, the Company's operating results will continue to be adversely affected to the extent that declines in revenues from LAN products are not offset by increases from other sources, such as revenues from the Company's Internet/Intranet products. To date, the Company has derived a substantial majority of its revenue from LAN products, which represented 89% and 73% of total revenues for fiscal years 1995 and 1996, respectively, and 76% and 62% of total revenues for the nine month periods ended
June 30, 1996 and 1997, respectively. There can be no assurance that the Company's increasing focus on its Internet/Intranet products will offset the decline in revenues from its LAN products. Should the Company's Internet/Intranet products and enhancements not continue to gain market acceptance, particularly in the Windows market, the Company's business, operating results and financial condition will by materially and adversely affected.

	Farallon sells its Internet/Intranet and LAN products and related maintenance, support and other services primarily through distributors, while certain products are also sold directly through Value Added Resellers ("VARs") and ISPs or directly by the Company to corporate accounts, higher education institutions and through the Company's website. Revenues from distributors accounted for 57% and 60% of total revenues for the three months ended
June 30, 1996 and 1997, respectively. Revenues from Ingram Micro ("Ingram") accounted for 17% and 16% of total revenues for the three months ended June 30, 1996 and 1997, respectively, and revenues from MicroWarehouse accounted for 10% and 11% of total revenues for the three months ended June 30, 1996 and 1997, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the three months ended
June 30, 1996 and 1997. The Company intends to continue to use its existing distributors, VARs and ISPs to sell the Company's products, to recruit additional VARs and ISPs, and pursue other marketing channels in the future. There can be no assurance that the Company's current distributors, VARs and ISPs will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distribution channels, or that these distributors, VARs and ISPs will not devote greater resources to marketing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors and/or ISPs could have a material adverse effect on the Company's business, operating results and financial condition.

	International revenues accounted for 28% and 29% of total revenues for the three months ended June 30, 1996 and 1997, respectively. The Company believes international revenues, both in Europe and the Pacific Rim continue to be adversely affected by the general confusion surrounding Apple and the MacOS including Apple's recently reported declining sales of Macintosh computers and substantial losses, partially offset by international sales of Netopia ISDN routers. To the extent that the Company continues to experience weakened international demand for its products such as its Timbuktu Pro and LAN products, the Company's business, operating results and financial condition would be materially adversely affected.
The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

	Gross Margin. The Company's gross margin for Internet/Intranet and LAN products is affected by many factors, including pricing strategies, royalties paid to third parties, new versions of existing products and product mix. The Company's total gross margin was 48.4% and 48.3% for the three months ended June 30, 1996 and 1997, respectively. The Company's gross margin for Internet/Intranet products decreased from 76.6% to 70.7% for the three months ended June 30, 1996 and 1997, respectively, primarily due to increased sales of Netopia Internet connectivity products which have lower gross margins than the Company's Internet/Intranet software products. The Company's gross margin for LAN products decreased from 36.6% to 32.4% for the three months ended June 30, 1996 and 1997, respectively, primarily due to declining sales of higher margin products and average selling price reductions as a result of increased price competition partially offset by increased sales of certain higher margin Ethernet products for Macintosh clones and retrofit upgrades.
The Company expects gross margins for Internet/Intranet products to decrease in future periods reflecting increased sales of hardware products that carry lower gross margins than software products. In addition, the Company expects gross margins for LAN products to decrease in future periods primarily due to changes in product mix and declining average selling prices. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company and external market factors including but not limited to price competition. The Company's Internet/Intranet software products have a higher average gross margin than the balance of the Company's products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there will be a material adverse effect on the Company's business, operating results and financial condition.

	Research and Development. Research and development expenses decreased from $2.4 million to $2.2 million for the three months ended June 30, 1996 and 1997, respectively. The decrease in research and development expenses is primarily due to declining tooling, recruiting and third party engineering expenses. Research and development expenses represented 15.2% and 18.2% of total revenues for the three months ended June 30, 1996 and 1997, respectively. The Company believes that it will continue to devote substantial resources to product development and that research and development expenses may increase in absolute dollars for the remainder of fiscal 1997 and into fiscal 1998. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and no internal software development costs have been capitalized to date. The Company may enter into future development or acquisition agreements in which the Company may be required to capitalize the cost of certain software or software development.

	Selling and Marketing. Selling and marketing expenses decreased from $4.0 million to $3.6 million for the three months ended
June 30, 1996 and 1997, respectively. The decrease in selling and marketing expenses is primarily due to reduced print advertising and related expenses as the company continues to focus on electronic advertising efforts as well as reduced trade show related expenses, partially offset by increased headcount and related expenses. Selling and marketing expenses represented 25.9% and 29.6% of total revenues for the three months ended June 30, 1996 and 1997, respectively. The Company believes that selling and marketing expenses may increase in absolute dollars for the remainder of fiscal 1997 and into fiscal 1998 primarily due to personnel related expenses and increased advertising and promotional activities.

	General and Administrative. General and administrative expenses increased from $823,000 to $907,000 for the three months ended June 30, 1996 and 1997, respectively. The increase in general and administrative expenses is primarily due to increased legal, insurance and other services related to being a public company partially offset by decreased third party contractor expenses. General and administrative expenses represented 5.3% and 7.5% of total revenues for the three months ended June 30, 1996 and 1997, respectively. The Company believes that general and administrative expenses may increase in absolute dollars for the remainder of fiscal
1997 and into fiscal 1998 as the Company adds infrastructure, such as expenses to maintain and support the Company's web related activities, and incurs additional costs related to being a public company, such as expenses related to increased professional fees and investor relations programs.

	Other Income, net. Other income, net, primarily represents interest earned by the Company on its cash equivalents and short-term investments.

	Provision for Income Taxes. The effective tax rate was 35% for the each of three months ended June 30, 1996 and 1997. This rate differs from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments and the utilization of research and tax credits.

Nine Months Ended June 30, 1996 and 1997

            The Company's total revenues decreased 15.0% from $45.1 million to $38.3 million for the nine months ended
June 30, 1996 and 1997, respectively. Internet/Intranet products revenue increased 31.3% from $11.1 million to $14.5 million for the nine months ended June 30, 1996 and 1997, respectively.
The increase in Internet/Intranet revenue was primarily due to increased sales of Netopia Internet connectivity products and revenue from the recently introduced Netopia Virtual Office software product which was not available during the nine months ended June 30, 1996 as well as increased sales of the Windows version of Timbuktu Pro.
Netopia Internet connectivity product revenue increased from the same period in the prior year primarily due to sales of the "So-Smart" and international Netopia ISDN routers as well as a great number of regional
U.S. ISPs selling Netopia Internet connectivity products. Neither the "So-Smart" nor international Netopia ISDN routers were available during the nine months ended June 30, 1996. Revenue from the Windows versions of Timbuktu Pro increased primarily due to increased sales of volume licenses and OEM licenses. These increases are partially offset by decreased shrink wrap, volume licensing and upgrades of the Macintosh version of Timbuktu Pro which the Company believes continue to be adversely affected by the general confusion surrounding
Apple and the MacOS including Apple's recently reported declining sales of Macintosh computers and substantial losses. LAN products revenue decreased 30.1% from $34.0 million to $23.8 million for the nine months ended June 30, 1996 and 1997, respectively, primarily due to declining volume and average selling prices of EtherWave, LocalTalk and certain Ethernet products partially offset by increased sales of certain other of the Company's Ethernet products for Macintosh clones and retrofit upgrades. The Company believes
LAN products continue to be adversely affected by the general confusion surrounding Apple and the MacOS including Apple's substantial losses and vendor incorporation of built-in Ethernet into new computers. LAN products revenue accounted for 75.5% and 62.1% of the Company's total revenues for the nine months ended June 30, 1996 and 1997, respectively, while Internet/Intranet products revenue accounted for 24.5% and 37.9% of the Company's total revenues for the nine months ended June 30, 1996 and 1997, respectively.

The Company continues to focus on the development of its Internet/Intranet business. Due to price competition related to the Company's LAN products, the erosion of pricing premiums on MacOS products, Apple's continued difficulties, declining sales of MacOS computers, and other competitive factors, the Company expects that revenue from its LAN products will continue to decline. As a result, the Company's future operating results are dependent upon continued and increasing market acceptance and penetration of its Internet/Intranet products and enhancements thereto, particularly in the Windows market. However, the Company's operating results will continue to be adversely affected to the extent that declines in revenues from LAN products are not offset by increases from other sources, such as revenues from the Company's Internet/Intranet products. To date, the Company has derived a substantial majority of its revenue from LAN products, which represented 89% and 73% of total revenues for fiscal years 1995 and 1996, respectively, and 76% and 62% of total revenues for the nine month periods ended
June 30, 1996 and 1997, respectively. There can be no assurance that the Company's increasing focus on its Internet/Intranet products will offset the decline in revenues from its LAN products. Should the Company's Internet/Intranet products and enhancements not continue to gain market acceptance, particularly in the Windows market, the Company's business, operating results and financial condition will by materially and adversely affected.

	Farallon sells its Internet/Intranet and LAN products and related maintenance, support and other services primarily through distributors, while certain products are also sold directly through VARs and ISPs or directly by the Company to corporate accounts, higher education institutions and through the Company's website. Revenues from distributors accounted for 63% and 61% of total revenues for the nine months ended June 30, 1996 and 1997, respectively. The decrease in the percentage of revenues from distributors is primarily due to the increasing percentage of sales of the Company's Internet/Intranet products, which are primarily sold direct by the Company and through ISPs. Revenues from Ingram accounted for 19% of total revenues for each of the nine months ended June 30, 1996 and 1997, and revenues from MicroWarehouse accounted for 11% and 10% of total revenues for the nine months ended June 30, 1996 and 1997, respectively.
No other customers have accounted for 10% or more of the Company's total revenues during the nine months ended June 30, 1996 and 1997. The Company intends to continue to use its existing distributors, VARs and ISPs to sell the Company's products, to recruit additional VARs and ISPs, and pursue other marketing channels in the future. There can be no assurance that the Company's current distributors, VARs and ISPs will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distribution channels, or that these distributors, VARs and ISPs will not devote greater resources to marketing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors and/or ISPs could have a material adverse effect on the Company's business, operating results and financial condition.

	International revenues accounted for 32% and 30% of total revenues for the nine months ended June 30, 1996 and 1997, respectively. The Company believes international revenues, both in Europe and the Pacific Rim, continue to be adversely affected by the general confusion surrounding Apple and the MacOS including Apple's recently reported declining sales of Macintosh computers and substantial losses, partially offset by international sales of Netopia ISDN routers. To the extent that the Company continues to experience weakened international demand for its products such as its Timbuktu Pro and LAN products, the Company's business, operating results and financial condition would be materially adversely affected. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

	Gross Margin. The Company's gross margin for Internet/Intranet and LAN products is affected by many factors, including pricing strategies, royalties paid to third parties, new versions of existing products and product mix. The Company's total gross margin decreased from 48.4% to 47.8% for the nine months ended June 30, 1996 and 1997, respectively.
The Company's gross margin for Internet/Intranet products decreased from 79.0% to 67.3% for the nine months ended June 30, 1996 and 1997, respectively, primarily due to increased sales of Netopia connectivity products which have lower gross margins than the Company's
Internet/Intranet software products. The Company also reduced the average selling prices of its Netopia routers due to price competition which contributed to declining Internet/Intranet margins. The Company's gross margin for LAN products decreased from 38.5% to 35.8% for the nine months ended June 30, 1996 and 1997, respectively, primarily due to declining sales of higher margin products and average selling price reductions as a result of increased price competition partially offset by increased sales of certain higher margin Ethernet products for Macintosh clones and retrofit upgrades. The Company expects gross margins for Internet/Intranet products to decrease in future periods reflecting increased sales of hardware products that carry lower gross margins than software products. In addition, the Company expects gross margins for LAN products to decrease in future periods primarily due to changes in product mix and declining average selling prices. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company and external market factors including but not limited to price competition. The Company's Internet/Intranet software products have a higher average gross margin than the balance of the Company's products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there will be a material adverse effect on the Company's business, operating results and financial condition.

	Research and Development. Research and development expenses decreased slightly from $6.7 million to $6.6 million for the nine months ended June 30, 1996 and 1997, respectively. The decrease in research and development expenses is primarily due to decreased tooling and third party engineering expenses partially offset by increased headcount and related expenses. Research and development expenses represented 14.8% and 17.3% of total revenues for the nine months ended June 30, 1996 and 1997, respectively. The Company believes that it will continue to devote substantial resources to product development and that research and development expenses may increase in absolute dollars for the remainder of fiscal 1997 and into fiscal 1998. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and no internal software development costs have been capitalized to date. The Company may enter into future development or acquisition agreements in which the Company may be required to capitalize the cost of certain software or software development.

	Selling and Marketing. Selling and marketing expenses decreased from $11.6 million to $11.3 million for the nine months ended June 30, 1996 and 1997, respectively. The decrease in total selling and marketing expenses was primarily due to decreased print advertising and related expenses as the Company continues to focus its efforts on electronic marketing partially offset by increased headcount and related expenses. Selling and marketing expenses represented 25.8%
and 29.5% of total revenues for the nine months ended June 30, 1996 and 1997, respectively. The Company believes that selling and marketing expenses may increase in absolute dollars for the remainder of fiscal 1997 and into fiscal 1998 primarily due to personnel related expenses and increased advertising and promotional activities.

	General and Administrative. General and administrative expenses decreased from $2.7 million to $2.6 million for the nine months ended
June 30, 1996 and 1997 due to reduced recruiting and third party contractor expenses partially offset by increased expenses related to being a public company. General and administrative expenses represented 5.9% and 6.7%
of total revenues for the nine months ended June 30, 1996 and 1997, respectively
 .
The Company believes that general and administrative expenses may increase in absolute dollars for the remainder of fiscal 1997 as the Company adds infrastructure, such as expenses to maintain and support the Company's web related activities, and incurs additional costs related to being a public company, such as expenses related to increased professional fees and investor relations programs.

	Other Income, net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments.

	Provision for Income Taxes.  The effective tax rate was 35%
(excluding a non-recurring income tax benefit recorded in the three months ended June 30, 1996) for the each of nine months ended June 30, 1996 and 1997. This rate differs from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments and the utilization of research and tax credits. During fiscal 1996, the Company reversed a full valuation allowance that it had previously provided against its deferred tax assets, resulting in a non-recurring income tax benefit of approximately $2.3 million.

OTHER RISK FACTORS THAT MAY AFFECT FUTURE OPERATING
RESULTS

	The Company operates in a rapidly changing environment that involves a number of risks, many of which are beyond the Company's control. The following discussion highlights some of these risks. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's other United States Securities and Exchange Commission Filings.

	Fluctuations in Quarterly Results; Future Operating Results
Uncertain. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, for example, the Company has recently experienced quarterly losses and may experience a loss for the fiscal year. The Company's results depend on factors such as changes in networking and communications technologies, price and product competition, usage of the Internet and developments and changes in the Internet market, the demand for the Company's products, demand for Apple's products, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin, changes in the mix of channels through which the Company's products are offered, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, raw material costs, write-offs of obsolete inventory, the size and timing of distributor and end user orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals in anticipation of new MacOS product offerings and a new operating system for the Macintosh by Apple, customer deferrals for budgetary or other reasons, manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, personnel changes, changes in the Company's strategy, changes in the level of operating expenses, the timing of research and development expenditures, the level of the Company's international revenues, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad, and economic conditions specific to the industries in which the Company competes, among others. The Company's limited Internet/Intranet operating history makes the prediction of future Internet/Intranet operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often shipped and recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of a particular quarter. The Company typically experiences significant volume of shipments at the end of the quarter which may be exposed to delays caused by shipping halts, such as the current strike at United Parcel
Service of America, Inc. or other factors beyond the Company's control.
In addition, the Company recognizes revenue on products sold through distributors upon shipment to the distributor. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The Company's business also has experienced seasonality in the past, largely due to customer buying patterns such as budgeting cycles of educational institutions that purchase the Company's products. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such seasonality will occur in a manner consistent with prior periods.

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

	Dependence on LAN Products; Declining LAN Business. To date, the Company has derived a substantial majority of its revenue from LAN products, which represented 89% and 73% of total revenues for fiscal years 1995 and 1996, respectively, and 76% and 62% of total revenues for the nine month periods ended June 30, 1996 and 1997, respectively. These products have experienced variable average selling prices and gross margins, and declining sales volumes. The
Company anticipates that the average selling prices and gross margins of its existing LAN products will continue to decline. Accordingly, to the extent the product mix for any particular period includes a substantial proportion of LAN products, the Company's total gross margin will be adversely affected. To date, the Company has been able to partially reduce the decline in total gross margin by reducing the manufacturing cost of products and by introducing new products with higher margins. There can be no assurance that the Company will achieve any such reductions in the future or that new products will achieve market acceptance. Although the Company's
Internet/Intranet products currently carry a higher average gross margin than its LAN products, the Company anticipates that competitive pressures in its Internet/Intranet business may result in declining average selling prices and gross margins in this business as well. Historically, a substantial majority of the Company's LAN products revenue have been derived from sales of products designed for Apple MacOS and compatible computers. Net revenues from the Company's LAN products fluctuated on a quarterly basis during fiscal 1996 and the nine months ended June 30, 1997, and the Company expects that net revenues from LAN products may decline in the future as a result of declining sales and average selling prices of the Company's LAN products, Apple's incorporation of built-in Ethernet connectivity into certain of its computers, declining sales of MacOS computers and competition in the LAN products market. As a result of technical characteristics in the MacOS environment, Fast Ethernet products, in general, have not delivered expected performance levels.
If these technical characteristics are not addressed in the future, then Fast Ethernet product sales in the MacOS market segment will be below the Company's expectations, and operating results may be materially and adversely affected.

Due to all of the foregoing factors, the Company continues to focus on the development of its Internet/Intranet business.
As a result, the Company's future operating results are dependent upon continued and increasing market acceptance and penetration of its Internet/Intranet products and enhancements thereto, particularly in the Windows market. However, the Company's operating results will continue to be adversely affected to the extent t hat declines in revenues from LAN products are not offset by increases from other sources, such as revenues from the Company's Internet/Intranet products. To date, the Company has derived a substantial majority of its revenue from LAN products, which represented 89% and 73% of total revenues for fiscal years 1995 and 1996, respectively, and 76% and 62% of total revenues for the nine month periods ended June 30, 1996 and 1997, respectively. There can be no assurance that the Company's increasing focus on its Internet/Intranet products will offset the decline in revenues from its LAN products. Should the Company's Internet/Intranet products and enhancements not continue to gain market acceptance, particularly in the Windows market, the Company's business, operating results and financial condition will by materially and adversely affected.

	Dependence on Apple; Competition with Apple Products. To date, the Company has derived approximately 85% to 90% of its LAN products revenue from products designed for networking the Apple MacOS family of personal computers. Accordingly, the Company is substantially dependent on the market for MacOS computers and the development and sale of new Apple computers, particularly sales of such computers into business environments. There can be no assurance that competitive personal computers will not displace the MacOS products or reduce sales of MacOS products. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products. The inability of Apple to successfully develop, manufacture, market or sell new products, and any decrease in the sales or market acceptance of the MacOS family of computers, would have a material adverse effect on the Company's business, operating results and financial condition. For example, in the nine months ended June 30, 1997, the Company believes revenues were adversely affected by declining sales of Apple computers and continued confusion surrounding Apple and the MacOS including Apple's substantial losses.

	The Company relies on an informal working relationship with Apple in connection with the Company's LAN product development efforts. Although the Company and Apple have maintained a cooperative working relationship since the Company's founding, Apple is under no obligation to continue to share product information or otherwise cooperate with the Company. In addition, there can be no assurance that Apple will continue to work cooperatively with the Company in connection with the Company's product development efforts. The absence of such cooperation in the future, as a result of the continued restructuring in process at Apple, including but not limited to the search for a new chief executive officer, or any other factors, could have a material adverse effect on the Company's business, operating results and financial condition. Apple currently offers products that compete directly with certain of the Company's products. The Company anticipates that Apple will continue to incorporate additional connectivity technologies into more of its products in the future, which will adversely affect sales of the Company's LAN products. Since Apple has substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base, Apple may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products. The Company believes that it is likely that Apple will in the future sell separately or bundle with its computers certain Internet access products, such as ISDN terminal adapters, similar to the Company's Netopia ISDN Modem. Any such additional bundling or enhancement by Apple could have a material adverse effect on the Company's business, operating results and financial condition.

	Competition. The markets for the Company's products and services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEM product manufacturers of Internet access and remote LAN access equipment, manufacturers of remote control and screen sharing software and manufacturers of LAN client access and network systems products. In the Internet access and remote
LAN access equipment market, the Company competes primarily with Ascend, Cisco, Motorola, 3Com, U.S. Robotics, Ramp
Networks (formerly Trancell Networks) and several other companies.
In the remote control and screen sharing software market, the Company competes primarily with Symantec, Microsoft, Tivoli,,
IFS Industrial and Financial Systems (Avalon), Stac Electronics and several other companies. In the LAN client access and network systems product market, the Company competes primarily with Apple, Asante, Dayna, Global Village and several other companies.
The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales.
For example, Microsoft has available for free, via download on the
 Internet, communications and collaboration software compatible with the Microsoft Internet Explorer and has publicly stated that they are committed to integrating Internet technology into existing products at no additional cost to customer. This software product, which enables real-time communication within a workgroup, as well as similar future product offerings from Microsoft, could undermine the Company's ability to market its Timbuktu Pro and/or Netopia Virtual Office collaboration software. In addition, Netscape also offers software that enables dispersed work groups to collaborate in the work environment. Accordingly, there can be no assurance that the Company can continue to market its collaboration software, which would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors recently have introduced free and/or paid guaranteed service and support programs that appear to be similar to the Company's Up & Running, Guaranteed! program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program, which could have a material and adverse effect upon the Company's business, operating results and financial condition.
The markets in which the Company currently competes are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Recently announced consolidations in the networking environment continue to create companies with substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base.
These companies may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

	New Product Development and Rapid Technological Change; Dependence on ISDN and Frame Relay Technology. The personal computer industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements.
The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend on its ability to enhance its existing products and to introduce new products to meet changing customer requirements and emerging technologies. For example, the Company's Netopia products currently operate over ISDN and Frame Relay telecommunication services.
As other communications technologies such as 56K analog modems,
 Asynchronous Transfer Mode (''ATM''), Asymmetric Digital Subscriber
Line (''ADSL''), various other Digital Subscriber Line ("xDSL") and communication over cable or wireless networks, are developed or gain market acceptance, the Company will be required to enhance its Internet connectivity products to support such technologies, which will be costly, time consuming and have uncertain market acceptance.
If the Company is unable to modify its products to support new
Internet access technologies, or if ISDN and/or Frame Relay do not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as a result of deemphasis of ISDN and/or Frame Relay by telecommunications service providers, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company has historically derived a substantial majority of its revenues from the sale of Ethernet connectivity products. In the event that current Ethernet network technology is modified or replaced and the Company is unable to modify its products to support new Ethernet technologies or alternative technologies, the Company's business, operating results and financial condition could be materially and adversely affected. The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing Company products. Any such deferral of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

	Complex products such as those offered by the Company
(such as the recently introduced Netopia Frame Relay Routers, LAN products and new software products/upgrades) may contain undetected or unresolved defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company, defects will not be found in new products or new versions of products following commercial release, resulting in loss of market share, delay in or loss of market acceptance or product recall. Any such occurrence could have a material adverse effect upon the Company's business, operating results or financial condition.

	Management of Changing Business. The Company has shifted its business strategy from providing only LAN products to reducing its reliance on LAN products and focusing development and management efforts on its Internet/Intranet business. This transition represents a significant challenge for the Company and its administrative, operational and financial resources and places increased demands on its systems and controls. The Company's ability to manage the continuing development of its Internet/Intranet business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to expand its manufacturing capabilities. This transition has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that any growth in its Internet/Intranet business will require it to recruit and hire a substantial number of new engineering, sales and marketing, customer service, administrative and managerial personnel. There can be no assurance that the Company will be successful in hiring or retaining these personnel, if needed. If the Company is unable to manage the transition effectively, the Company's business, operating results and financial condition will be materially and adversely affected.

	Dependence on Distributors. The Company relies primarily on distributors for the sale of its Internet/Intranet and LAN products. Revenues from distributors accounted for 73% and 60% of total revenues in fiscal 1995 and 1996, respectively, and 63% and 61% of total revenues for the nine months ended June 30, 1996 and 1997, respectively. A substantial amount of the Company's revenues result from a limited number of these distributors. The Company's three largest distributors accounted for 43% and 35% of total revenues in fiscal 1995 and 1996, respectively, and 35% and 33% of total revenues for the nine months ended June 30, 1996 and 1997, respectively.
During fiscal 1995, 1996 and the nine months ended June 30, 1996 and 1997, revenue from Ingram accounted for 22%, 18%, 19% and 19%, respectively, of the Company's total revenues, and revenue from MicroWarehouse accounted for 13%, 11%, 11% and 10% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during fiscal 1995, 1996 or the nine months ended June 30, 1996 and 1997. The distribution of LAN products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. There can be no assurance that Ingram and MicroWarehouse will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors and operates with these and other distributors on a purchase order basis. The Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, that these distributors will not devote greater resources to marketing products of other companies or that internal staffing changes or other changes at the Company's distributors will not disrupt historical purchasing or payment patterns. Accordingly, the loss of, or a significant reduction in revenue from, one of the Company's distributors, could have a material adverse effect on the Company's business, operating results and financial condition.

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

	International Operations. International revenues accounted for 29% of the Company's total revenues in fiscal 1995 and 1996, respectively, and 32% and 30% of total Company revenues for the nine months ended
June 30, 1997, respectively. The Company expects that international revenues will continue to represent a significant portion of its total revenues. Any significant decline in international demand for the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.
The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management attention and financial resources to developing international sales and support channels. There can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, the Company is dependent upon the international demand for Apple products. To the extent that the Company is unable to maintain or increase international demand for its products, or that international demand for Apple products does not meet the Company's expectations, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

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



	Dependence on Proprietary Rights and Technology. The
Company's ability to compete is dependent in part on its proprietary rights and technology. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality or license agreements with its employees, resellers, distributors, customers and potential customers and limits access to the distribution of its software, hardware designs, documentation and other proprietary information, however in some instances the Company may find it necessary to release its source code to certain parties, for example the Company recently entered into a product development agreement pursuant to which it released certain source code to a third party in the Asia.
There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology. The Company currently has ten issued United States patents. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is expected to be a persistent problem. In selling its software products, the Company relies primarily on ''shrink wrap'' licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries where the Company's products are or may be manufactured or sold, particularly developing countries including various countries in Asia such as Asia, do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

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

	Litigation. From time to time, the Company has received claims of infringement of other parties' proprietary rights and claims related to the termination of potential acquisitions. Although the Company believes that all such claims received to date are immaterial, there can be no assurance that third parties will not assert infringement or other claims in the future with respect to the Company's current or future products or activities. The Company expects that it will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

	From time to time, the Company may be involved in litigation or administrative claims arising out of its operations in the normal course of business. In the event of a successful claim against the Company, the
 Company's business, operating results and financial condition would be materially and adversely affected.

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

	The Company's Netopia products are often distributed through partnerships with ISPs and telecommunications carriers.
These partnerships often involve lengthy testing and certification studies as well as detailed agreements. As a result, partnerships with ISPs and/or telecommunications carriers to distribute Netopia products involve a significant commitment of management attention and resources by prospective partners. Accordingly, the Company's business development process for these distribution channels is often subject to delays associated with long approval processes that typically accompany significant partnership development and capital expenditures.
For these and other reasons, the business development process associated with the partnerships are often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future on partnership development.

	Risks Associated with Potential Acquisitions or Divestitures.
The Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. The Company continues to evaluate the performance of all its products and product lines. Any acquisitions or dispositions may result in potentially dilutive issuance of equity securities, the write-off of software development costs or the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Acquisitions or divestitures would involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, the entry into markets in which the Company has little or no direct prior experience and the potential loss of key employees. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered.

            Tariff and Regulatory Matters. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business, operating results and financial condition. For example, if tariffs for public switched digital services increase in the future relative to tariffs for private leased services, then the cost-effectiveness of the Company's products would be reduced, and its business, operating results and financial condition would be materially and adversely affected. In addition, the Company's telecommunications products must meet standards and receive certification for connection to public telecommunications networks prior to their sale. In the United States, such products must comply with Part 15(a) (industrial equipment), Part 15(b) (residential equipment) and Part 68 (analog and ISDN lines) of the Federal Communications Commission regulations. The Company's telecommunications products also must be certified by certain domestic telecommunications carriers.
In foreign countries, such products are subject to a wide variety of governmental review and certification requirements. While certain foreign countries and the European Economic Community regulate the importation and certification of the Company's products, most foreign customers typically require that the Company's products receive certification from their country's primary telecommunication carriers. Any future inability to obtain on a timely basis or retain domestic regulatory approvals and certification or foreign regulatory approvals, including safety and telecommunications, could have a material adverse effect on the Company's business, operating results and financial condition.

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

             As of July 31, 1997 the Company employed 231 persons, including 51 in sales and marketing, 61 in research and development, 39 in customer service and support, 46 in manufacturing operations, and 34 in general and administrative functions. Of the 61 research and development employees 52 were focused primarily on Internet/Intranet product development and 9 were focused primarily on LAN product development. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, the failure of which could have a material adverse effect on the Company's business, operating results and financial condition

	Volatility of Stock Price. The market price of the shares of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, introduction of new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the networking and other technology industries, changes in or failure by the Company to meet securities analysts' expectations, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.
In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

	California Headquarters. The Company's corporate headquarters and a large portion of its research and development facilities as well as other critical business operations are located in California, near major earthquake faults. The Company's business, financial condition and operating results could be materially adversely affected in the event of a major earthquake.

RECENT ACCOUNTING PRONOUNCEMENTS

	In June 1997, the FASB instituted SFAS No. 130 "Reporting
Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but rather requires the Company to display an amount representing total comprehensive income for the period in those financial statements. The Company is in the process of determining its preferred format. This statement is effective for fiscal years beginning after December 15, 1997.

	Also in June 1997, the FASB issued SFAS No. 131
"Disclosures about Segments of an Enterprise and Related
Information". This statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997, and is not expected to have a significant impact on the Company's reporting of segment information.

LIQUIDITY AND CAPITAL RESOURCES

	The Company has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and the IPO of the Company's Common Stock. Since inception, the Company has raised $19.4 million from the private sale of equity securities and approximately $24.8 million of cash, net of offering expenses, from the Company's IPO completed in June, 1996. As of June 30, 1997, the
Company had cash, cash equivalents and short-term investments of $41.1 million (representing 69.4% of total assets) and had working capital of $50.1 million.

	The Company generated cash from operating activities of $4.0 million for the nine months ended June 30, 1997. The cash generated from operations was primarily due to the collection of accounts receivable of $4.3 million, accrual of income tax benefit and a reduction in inventories, partially offset by reductions of accounts payable of $1.8 million and decreased accrued expenses and other liabilities. Inventory decreased 13.4% from $6.3 million as of September 30, 1996 to $5.5 million as of June 30, 1997.
Netopia and Fast Ethernet products represented 12% and 23% of total gross inventory as of September 30, 1996, respectively, and represented 23% and 17% of total gross inventory as of June 30, 1997, respectively.

	The Company's investing activities have consisted primarily of purchases of short-term investments and capital equipment.
Expenditures for capital equipment totaled $794,000 for the nine months ended June 30, 1997, primarily representing acquisitions of computer equipment used predominantly in information systems, product development as well as tooling and test fixtures for new products. The Company expects that its capital expenditures will increase in future periods to support new product development and production. The Company's principal commitments consist primarily of leases on its headquarters facilities and certain operating equipment.

	The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital and capital expenditures for the next 12 months.
Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no agreements or commitments, and is not currently engaged in any negotiations with respect to any such transaction.



PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) 	Exhibits

11.1  Statement of Computation of Per Share Results
27.1  Financial Data Schedule

(b)	Reports on Form 8-K
	No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1997           FARALLON COMMUNICATIONS, INC.
                                                                    (Registrant)


		By:     /S/  James A. Clark
               James A. Clark
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal	Financial Officer)



INDEX TO EXHIBITS

Exhibit		Description

11.1 	Statement of Computation of Per Share Results

27.1       	Financial Data Schedule