Form 10-K
period 1997-09-30
NETOPIA INC
filed 1997-12-19
CIK 1012482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K

   [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                      OR
   [x]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________


                        Commission file number 0-28450
                                 NETOPIA, INC.
            (Exact name of registrant as specified in its charter)
                    Formerly Farallon Communications, Inc.

                 DELAWARE                        94-3033136
         (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)       Identification Number)


                           2470 MARINER SQUARE LOOP
                          ALAMEDA, CALIFORNIA  94501
         ------------------------------------------------------------
         (Address of principal executive offices, including Zip Code)


                                (510) 814-5100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                  Yes     x                      No
                        -----                        -----

     Indicate by X if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K.

                  Yes     x                      No
                        -----                        ------

     As of December 1, 1997 there were 11,514,819 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on The Nasdaq Stock Market (National Market System) on December 1, 1997 was approximately $ 39,473,082.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for its Annual Stockholders Meeting to be held on February 16, 1998 is incorporated by reference in Part III of this Form 10-K.

                                 NETOPIA, INC.

                                   FORM 10-K

                                     INDEX

PART I.                                                                                                    PAGE
ITEM 1.    DESCRIPTION OF BUSINESS..............................................................   2
ITEM 2.    PROPERTIES...........................................................................  17
ITEM 3.    LEGAL PROCEEDINGS....................................................................  17
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS................................  18

PART II.

ITEM 5.    MARKET FOR NETOPIA, INC. COMMON STOCK................................................  18
ITEM 6.    SELECTED FINANCIAL DATA..............................................................  19
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  20
ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................  28
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  28

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................  28
ITEM 11.   EXECUTIVE COMPENSATION...............................................................  28
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................  28
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  28

PART IV.

ITEM 14.   EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE..............................   29
INDEX TO EXHIBITS..............................................................................   29
SIGNATURE......................................................................................   31

PART I.

   The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Other Factors Affecting Future Operating Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's Securities and Exchange Commission Filings.

ITEM 1.   DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

   Netopia, Inc. (the "Company" or "Netopia") (formerly Farallon Communications, Inc.) develops, markets and supports complete, easy-to-use, plug-and-play Internet connectivity and networking solutions and real-time collaboration software. The Company's products are designed to increase the productivity and efficiency of Internet, Intranet and Local Area Network ("LAN") users and to target small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and other small organizations that may not have access to sophisticated technical support. The Company's Internet/Intranet products include its Netopia Internet connectivity hardware, which provide high-speed Internet connectivity for individuals and workgroups, as well as its Timbuktu Pro and Netopia Virtual Office software, which enable real-time, peer-to-peer collaboration on the Internet, Intranets and LANs. To assist users in configuring the Netopia Internet connectivity hardware products and in arranging service from Internet and telecommunications service providers, the Company offers its Up & Running, Guaranteed! program, which serves as a single source for complete Internet connectivity. The Company's Farallon Division provides LAN networking solutions, a substantial majority of which have been sold to Mac OS customers.

   The Company was founded in 1985 and initially focused on the development of networking products for AppleTalk LANs, including the PhoneNET network system. In 1993, the Company revised its business strategy to concentrate on the Internet and Intranet markets through the utilization of its Transmission Control Protocol/ Internet Protocol ("TCP/IP") and routing expertise. In the first quarter of fiscal 1994, the Company released its first Timbuktu Pro Internet/Intranet collaboration software product (TCP/IP enabled), and in the first quarter of fiscal 1996, the Company introduced its Netopia family of Internet connectivity products and services. During fiscal 1997, the Company expanded it's Internet/Intranet product offerings with the introduction of Netopia Fractional T1 / T1 and Frame Relay routers which complement the existing Netopia ISDN routers, as well as Netopia Virtual Office software which allows Internet users the ability to set-up their own virtual office on the Internet.

   The Company was incorporated in California in 1986 as Farallon Computing, Inc. and was reincorporated in Delaware in June 1996 as Farallon Communications, Inc. In November 1997 the Company changed its name to Netopia, Inc. The Farallon division of Netopia, Inc. continues to develop and support comprehensive LAN connectivity solutions for the Macintosh platform. The Company's principal executive offices are located at 2470 Mariner Square Loop, Alameda, California 94501.

INDUSTRY BACKGROUND

   Small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and other small organizations are increasingly using networks of computers to enhance productivity, access information and communicate more effectively. A number of factors have contributed to this increase in the use of networks, including increasing personal mobility, the need for information access, a demand for immediate information and advances in technology and infrastructure such as the proliferation of communication-enabled PCs, the availability of intuitive graphical software and the widespread implementation of distributed local and wide area networks based on client/server architectures and peer-to-peer architectures. These factors also have changed substantially the way in which organizations and individuals communicate and use PCs, generating growing demand for products that enhance network communications.

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

  The emergence and continued expansion of the Internet as a viable communications medium has substantially enhanced the value and potential of network communications and computing. The Internet is a global, open network of thousands of interconnected computer networks and millions of computer connections that allow businesses, individuals and other organizations to communicate worldwide. Large enterprises are increasingly adopting private ''Intranets'' that employ Internet data formats and communications protocols, such as TCP/IP, to connect geographically dispersed networks and facilities. Intranets enable network users to communicate and access information within an organization, communicate with external users, such as suppliers, customers and consultants, and use the World Wide Web (the ''Web'') to access information available on the Internet. The emergence of the Internet and Intranets as well as the increased affordability and availability of advanced hardware, software and communications services has made network communications available to a broader range of users.

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

  The increasing utility of the Internet and Intranets and the availability of high-performance infrastructures that enable advanced capabilities, such as real-time collaboration, are compelling small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and other small organizations to adopt complex network communications and computing systems. However, these organizations typically do not have access to sophisticated technical support and therefore may not be well-served by complex networking systems requiring extensive technical knowledge or expertise. Today, the tasks of installing and configuring systems, obtaining high-speed digital services such as Integrated Service Digital Network ("ISDN"), frame relay, fractional T1/T1 and arranging for an Internet connection from an Internet Service Provider ("ISP") can be costly and burdensome for such users. In addition, traditional vendors, resellers and systems integrators of networking products historically have not offered products or services specifically designed for users who may not have access to sophisticated technical support. Accordingly, the absence of complete, easy-to-use, plug-and-play solutions for affordable Internet/Intranet connectivity and real-time collaboration has constrained the ability of these users to fully achieve the benefits of network communications and computing.

THE NETOPIA SOLUTION

  Netopia develops, markets and supports complete, easy-to-use, plug-and-play Internet connectivity and networking solutions and real-time collaboration software. The Company's products are designed to increase the productivity and efficiency of Internet, Intranet and LAN users and to target small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and other small organizations that may not have access to sophisticated technical support. The Company's Internet/Intranet products include its Netopia Internet connectivity hardware as well as Timbuktu Pro and Netopia Virtual Office software. The Company's LAN products include a broad range of Ethernet network connectivity devices.

  The Company's Netopia Internet connectivity hardware provides plug-and-play, high-speed Internet connectivity for workgroups and individuals. The Company offers comprehensive customer service and technical support, including the Up & Running, Guaranteed! program, which serves as a single source for complete Internet connectivity by assisting the user in configuring Netopia routers and in arranging service from ISPs and telecommunications service providers. The Company's software family includes Timbuktu Pro and Netopia Virtual Office collaboration software. Timbuktu Pro software enables real-time, peer-to-peer communication and collaboration on the Internet, Intranets and LANs--viewing other users' screens, revising information, transferring files, controlling other computers and remotely accessing network resources. Netopia Virtual Office software enables users to have a presence on the Internet and includes key communication and collaboration capabilities of Timbuktu Pro. The Company's LAN products allow users to easily and cost-effectively build 10Base-T Ethernet, 100Base-T Ethernet and LocalTalk networks, primarily for Mac OS customers.

THE NETOPIA STRATEGY

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

  Provide Complete, Plug-and-Play Internet/Intranet Connectivity Solutions. The
  ------------------------------------------------------------------------
Company focuses on providing complete, high-speed Internet connectivity solutions emphasizing ease of use and plug-and-play functionality consistent with Netopia's tradition of providing products that are simple to install, use and support. The Netopia Internet connectivity hardware products are bundled with Internet software and are supported with the Company's Up & Running, Guaranteed! program, providing users a single source for complete Internet connectivity. The Company intends to develop future generations of its Netopia Internet connectivity hardware products that incorporate alternative technologies for high bandwidth connectivity and increased throughput, while retaining ease of use and plug-and-play features.

  Leverage Collaboration Software Expertise. Utilizing expertise developed in
  -----------------------------------------
pioneering collaboration software for the workgroup, remote user and help desk administrator, the Company intends to continue to offer products that increase user productivity and efficiency by enabling real-time, peer-to-peer collaboration over the Internet, Intranets and LANs. Timbuktu Pro and Netopia Virtual Office software expand the functionality of the Internet beyond e-mail and Web browsing by enabling users in any location to remotely access an enterprise network and to engage in real-time collaboration over intranets or the Internet--viewing other users' screens, revising information, transferring files, controlling other computers and remotely accessing network resources. Netopia Virtual Office software allows users to establish an "office" presence on the Internet and includes key communication and collaborations capabilities of Timbuktu Pro Software, making their web-site interactive and productive rather than static. The Company intends to expand the number of real-time collaboration tools it offers.

  Target Rapidly Growing Markets for Networking and Collaboration Solutions. The
  -------------------------------------------------------------------------
Company targets those segments of the networking market that industry sources have identified as the most rapidly growing such as small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and other small organizations. These users generally do not have access to sophisticated technical support and are not well-served by traditional vendors of networking products, which have not historically offered products specifically designed for these markets. The Company intends to leverage its expertise in developing easy-to-use, plug-and-play LAN networking solutions to more rapidly penetrate the market for the Company's Internet/ Intranet products.

  Expand Strategic Alliances.  The Company has formed a number of strategic
  --------------------------
relationships that assist the Company in developing, distributing and marketing its products. For example, to assist its customers in gaining Internet access and to increase sales of it's Internet/intranet products, Netopia has formed strategic relationships with PSINet, Bell Atlantic, France Telecom, Geocities and over 150 other regional ISPs. The Company intends to sell it's Netopia Internet Connectivity hardware and Netopia Virtual Office software through these ISPs. The Company also intends to expand its current strategic relationships and to form additional strategic relationships to augment its current product development, distribution and marketing strategies.

  Capitalize On Electronic Marketing Expertise. Netopia believes it is a leader
  --------------------------------------------
among networking companies in the effective use of on-line electronic marketing and distribution. The Company's on-line electronic marketing initiatives, which Netopia believes represent a cost-effective form of promotion and sale of its products, currently include the development and maintenance of two Web sites, www.netopia.com and www.farallon.com, which provide customers product information, a web store, technical support, bulletin board and File Transfer Protocol ("ftp") service as well as Corporate information. These sites allow the Company to email focused electronic bulletins for customers and partners, providing information on the Company's most recent upgrades and promotions. The Company intends to expand its use of on-line electronic advertising and commerce including the on-line sale of Internet/Intranet collaboration software products.

  Leverage Distribution Channels and Customer Support Infrastructure. The
  ------------------------------------------------------------------
Company believes that its relationships with approximately 75 distributors in 60 countries are a valuable asset and that these distributors will significantly enhance the marketing and sale of its Internet/Intranet products. In addition, the Company believes that it is recognized in the industry as providing outstanding customer service and support. The Company intends to leverage its positive name recognition, long-standing distribution relationships and its customer support organization to promote its Internet/Intranet products.

PRODUCTS

  Netopia offers complete, easy-to-use, plug-and-play Internet connectivity and networking solutions and real-time collaboration software designed for small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and small organizations that may not have access to sophisticated technical support. The Company's Internet/Intranet product include Netopia Internet connectivity hardware which provide high-speed Internet connectivity for workgroups and individuals, as well as Timbuktu Pro and Netopia Virtual Office software, which enables real-time, peer-to-peer communication and collaboration on the Internet, Intranets and LANs. The Company's LAN product family includes Ethernet network connectivity devices as well as other products, which allow users to easily and cost-effectively build 10Base-T Ethernet, 100Base-T Ethernet and LocalTalk networks.

 INTERNET/INTRANET PRODUCTS
 --------------------------

  NETOPIA INTERNET CONNECTIVITY HARDWARE.   Netopia's Internet connectivity
hardware_products enable cost-effective, plug-and-play, high-speed Internet connectivity for individual users and workgroups who may not have access to sophisticated technical support. These products include the Netopia Internet Router Family, ISDN PC Cards, ISDN Modems and Netopia Care service programs including the Up & Running, Guaranteed! service program.

  The Company's Internet connectivity hardware products include the Netopia Internet Router Family which enable Internet connectivity for multiple users through a single connection at a savings relative to multiple analog connections. Netopia routers connect at rates from ISDN to Frame Relay and T1. The Netopia ISDN Routers include a basic rate interface (''BRI'') port with built-in NT-1 interface, Point-to-Point Protocol (''PPP''), Multilink PPP and 4:1 compression. In addition, the Company's Netopia Internet Routers include Netopia's patented EtherWave technology that enables connectivity to a 10Base-T Ethernet network in a ''daisy-chain'' fashion with or without the use of an Ethernet hub. The SO-Smart ISDN routers are optimized for small office and home use and include SmartIP, a cost-saving, ease-of-use and security feature that integrates Network Address Translation ("NAT") technology with Dynamic Host Configuration Protocol ("DHCP") to map multiple IP addresses on the small office LAN to a single static or dynamically assigned Internet IP address from the ISP, two Plain Old Telephone Service ("POTS") interface ports, an integrated two-port 10Base-T Ethernet hub and two integrated PC Card slots, allowing for remote troubleshooting, diagnostics, configuration and firmware upgrades in the event of ISDN line failure. In June 1997, the Company announced support for frame
                      --
relay with the release of routers which support three different WAN interfaces:
Sync/Async Serial, 56K Digital Data Service ("DDS") and Fractional T1/T1. All new models support Frame Relay, PPP and Cisco-HDLC protocols and offer a serial interface supporting synchronous speeds of up to 1.5Mbps and asynchronous speeds up to 230Kbps. The Synch/Async Serial (SA) models support speeds up to Fractional T1/T1 (in North America) and E1 (outside of North America) through an external CSU/DSU. The 56K DDS and Fractional T1/T1 models will be available in North America only. These products provide a modular upgrade path from ISDN to T1 high speed dedicated service.

  The Netopia ISDN Modem provides individual users reliable, high-speed ISDN Internet connectivity and telecommuting capabilities. The ISDN Modem includes Internet connectivity software, Multilink PPP, 4:1 data compression and two POTS interfaces that enable the integration of digital data transfer with traditional analog telephone, fax or modem use over a single ISDN line. Additionally, the Netopia Modem includes an ISDN assistant that automatically detects the switch type at the telephone company, determines the SPID numbers and automatically configures the modem. During fiscal 1997, the Company announced the Netopia ISDN PC Card (PMCIA) for PC notebooks and Macintosh Powerbooks, allowing mobile users access to their corporate LAN, Intranet or the Internet over high-speed digital lines. The Netopia ISDN PC Card supports two ISDN B-channels, Multilink PPP, 4:1 data compression and provides up to 512 Kbps performance as well as PAP and CHAP authentication services to protect user resources.

  The Company offers users of Netopia Internet connectivity hardware products the Customer Care, Guaranteed!, service programs including Up & Running, Guaranteed! These service programs assist these users in ordering and provisioning the telecommunication carrier line, obtaining and establishing their ISP service, provides remote configuration of the Netopia Internet Routers, assist in the installation and configuration of the client server software, and provide technical support for the Netopia product line. Toll-free technical support is included with this service program for one year.

  INTERNET/INTRANET COLLABORATION SOFTWARE. The Internet/Intranet Collaboration Software family of products enables real-time, peer-to-peer collaboration over the Internet, Intranets and LANs. These products include Timbuktu Pro for Windows and Mac OS, and Netopia Virtual Office for Windows.

  Timbuktu Pro software enables users to collaborate with other Timbuktu Pro users in real-time over the Internet, Intranets and LANS--viewing other users' screens, revising information, transferring files, controlling other computers and remotely accessing network resources. Timbuktu Pro products are also used by help desk and information systems personnel to remotely solve technical problems, update software and train users on new applications and operating systems. The Company believes that the peer-to-peer collaboration features in its Timbuktu Pro products bring additional functionality to the Internet, Intranets and LAN's. Timbuktu Pro Enterprise edition was introduced in July of 1997 providing a comprehensive set of tools geared towards Information Technology ("IT") professionals responsible for deploying and administering remote control technology in the enterprise environment. The Timbuktu Pro Enterprise edition includes the Timbuktu Pro Universal License which the Company believes allows customers to leverage Timbuktu Pro's multi-platform compatibility to reduce the cost of migrating between platforms and operating systems within the enterprise environment. Additionally, Netopia pursued integration opportunities with application developers focused on systems management and help desk solutions for the large corporate customer. As a result, Timbuktu Pro can be integrated with Remedy's ARS, Microsoft's SMS, Platinum's ProVision, and Computer Associates' Unicenter TNG software to enhance the help desk functionality. This integration is included with Timbuktu Pro Enterprise and allows the IT organization to deploy Timbuktu Pro's remote control functionality directly with these leading enterprise applications which the Company believes provide seamless execution of remote control sessions from within the applications themselves. Additional enhancements to the product line included the launch of Timbuktu Pro 1.5.4 for Windows NT and Timbuktu Pro 4.0 for Mac OS. Timbuktu Pro for Mac OS added direct dial capability, text chat, and an Internet "Intercom" feature providing voice over data on any network or dial up connection.

   NETOPIA VIRTUAL OFFICE SOFTWARE. The Company recently announced Netopia Virtal Office 2.0 with web hosting service which provides 24 hour a day, 7 day a week presence on the Internet in the form of a virtual office. Netopia, Inc. has announced a partnership with GeoCities who will provide the hosting for the Netopia virtual offices. The product gives the office owner a web site hosted at GeoCities with In and Out baskets, business card, picture gallery, and real-time collaboration capabilities. The first year of hosting offered by Geocities is free with expected annual charges of $19.95 thereafter. Because the office is hosted on a server, visitors can visit the office when the owner is off-line and leave messages and files for the office owner to pick up when he is online. The Company also intends to expand the distribution of this product through additional channels including hosting by other ISPs. The hosting feature of Netopia Virtual Office is dependent upon third party servers. The Company has little or no control over the functionality of these servers which may from time to time experience technological difficulties or other factors which may interrupt the hosting feature. Failure of Netopia Virtual Office to perform as anticipated could materially adversely affect the Company's business, operating results and financial condition.

     The Company's business is substantially dependent upon continued growth in the sale of its Internet/Intranet products. Rapid growth in the use of the Internet and Intranets is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth, or will not otherwise lose its utility due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased government regulation. Although the Company has experienced significant percentage growth rates in Internet/Intranet revenues, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results for these products and services. The Company's limited Internet/Intranet operating history and the dynamic market environment in which the Company operates makes the prediction of future Internet/Intranet operating results difficult, if not impossible. There can be no assurance that the Company will increase sales of its Internet/Intranet products, that the Company's existing distribution channels are appropriate for the sale of its Internet/Intranet products or that sales of such products will reach levels significant enough to offset expected declines in sales, average selling prices and gross margins of the Company's LAN products. Accordingly, the failure of the Company's Internet/Intranet products to gain market acceptance or to achieve significant sales would materially and adversely affect the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Additionally, a number of competitors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger customer base. These companies may therefore be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

FARALLON DIVISION LAN PRODUCTS
------------------------------

  ETHERNET AND FAST ETHERNET FAMILY. The Ethernet and Fast Ethernet family of products enables users in schools and business workgroup environments to share Internet connections, printers, access servers and quickly transfer large data files over a LAN. These products are primarily for Mac OS computers. Fast Ethernet products include the Fast EtherTX-10/100 Cards, the Fast Starlet 100TX/8 Hub, the Fast Starlet 10/100 Bridge, and new Starlet 10/100 Ethernet Switches. The Company's dual speed, full duplex Fast EtherTX-10/100 Cards include a single autosensing port, providing a flexible network speed migration path from 10Base-T Ethernet, thus protecting existing network investments. The Fast Starlet 100TX/8 Hub with the add-on 10/100 Bridge includes built-in
EtherWave connectivity ports connection to existing 10Mbps LANs.   The family of
Starlet 10/100 Ethernet Switches provide economical high speed connectivity for workgroups and schools by creating segmented LANs and isolating network traffic.

  The Company's range of 10Base-T Ethernet products provides 10Mbps connectivity solutions for Apple Macintosh, MacOS server, AppleTalk printer, PowerBook, eMate and Newton. Standard bus interface cards for PCI and PC Card systems also provide support for Intel based Windows PCs. The Company's 10Base-T Ethernet family includes transceivers and adapters that connect computers and printers to 10Base-T and 10Base-2 (Thinnet) Ethernet, as well as add-in and PCMCIA cards that connect computers and PowerBooks to Ethernet. In addition, the Farallon Division provides a family of managed and unmanged 10Base-T hubs to support small workgroups, classrooms, labs, as well as large networks.

  The Company offers a unique support program called Dr. Farallon Network Performance Clinic, which provides free phone consultation (e-mail for international customers). Designed for companies and schools that lack in-house information technology and network management expertise, Dr. Farallon offers consultation on how to design a network or increase the performance of an existing network. Many pre-press and multi-media companies as well as schools need information and help in order to upgrade all or part of their networks to Ethernet and Fast Ethernet. Dr. Farallon offers the service of identifying which elements of a customer's computing and networking environment should be upgraded in order to achieve the greatest cost/performance benefits.

  ETHERWAVE FAMILY. The EtherWave family of products enables users, who may lack network expertise, to easily connect multiple computers and printers to each other in a daisy-chain fashion, or to connect multiple devices per port on standard 10Base-T hubs. These products, which are compatible with the 10Base-T Ethernet standard, include transceivers, adapters and internal cards. The Company's patented EtherWave technology enables the creation of small 10Base-T Ethernet LANs of up to eight nodes without the use of network hubs, as is required with traditional 10Base-T Ethernet, by simply plugging together EtherWave products, thereby reducing the time and complexity of creating or expanding a 10Base-T network. EtherWave can also be used to easily and flexibly connect up to seven computers and printers per port to an existing hub on a traditional 10Base-T Ethernet LAN.

  LOCALTALK FAMILY. The LocalTalk family of products enables Mac OS users who lack network implementation expertise to easily connect several computers or printers. These products include patented PhoneNET connectors which feature an easy-to-use, plug-and-play approach to creating LocalTalk networks using standard telephone wiring. PhoneNET networks can be created without hubs by daisy-chaining nodes. The Company's LocalTalk family also includes hubs and adapters designed to expand existing LocalTalk networks and interconnect them to Ethernet.

  Historically, the Company has derived a substantial majority of its revenue from LAN products, which represented 89%, 73% and 61% of total revenues for fiscal years 1995, 1996 and 1997, respectively. These products have experienced variable average selling prices and gross margins, and declining sales volumes. The Company anticipates that the average selling prices and gross margins of its existing LAN products will continue to decline. Accordingly, to the extent the product mix for any particular period includes a substantial proportion of LAN products, the Company's total gross margin will be adversely affected. To date, the Company has been able to partially reduce the decline in total gross margin by reducing the manufacturing cost of products and by introducing new products with higher margins. There can be no assurance that the Company will achieve any such reductions in the future or that new products will achieve market acceptance. Although the Company's Internet/Intranet products currently carry a higher average gross margin than its LAN products, the Company anticipates that competitive pressures in its Internet/Intranet business may result in declining average selling prices and gross margins in this business as well. Historically, a substantial majority of the Company's LAN products revenue have been derived from sales of products designed for Apple Mac OS and compatible computers. Net revenues and operating results from the Company's LAN products fluctuated on a quarterly basis during fiscal 1997. The Company expects that net revenues and operating results from LAN products may decline in the future and the LAN Products Division may experience losses as a result of declining sales and average selling prices, Apple's incorporation of built-in Ethernet connectivity into certain of its computers, declining sales of Mac OS computers, elimination of a number of the Mac OS licenses issued by Apple, Apple's loss of market share as well as competition in the LAN products market. As a result of technical characteristics in the Mac OS environment, Fast Ethernet products, in general, have not delivered expected performance levels. If these technical characteristics are not addressed in the future, then Fast Ethernet product sales in the Mac OS market segment will be below the Company's expectations, and operating results may be materially and adversely affected.

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

  To date, the Company has derived approximately 85% to 90% of its LAN products revenue from products designed for networking the Apple Mac OS family of personal computers. Accordingly, the Company is substantially dependent on the market for Mac OS computers and the development and sale of new Apple computers, particularly sales of such computers into business environments. There can be no assurance that competitive personal computers will not displace the Mac OS products or reduce sales of Mac OS products. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products. The inability of Apple to successfully develop, manufacture, market or sell new products, and any decrease in the sales or market acceptance of the Mac OS family of computers, would have a material adverse effect on the Company's business,operating results and financial condition. For example, during fiscal 1997, the Company believes revenues were adversely affected by declining sales of Macintosh computers and Apple's loss of market share.

  The Company relies on an informal working relationship with Apple in connection with the Company's LAN product development efforts. Although the Company and Apple have maintained a cooperative working relationship since the Company's founding, Apple is under no obligation to continue to share product information or otherwise cooperate with the Company. In addition, there can be no assurance that Apple will continue to work cooperatively with the Company in connection with the Company's product development efforts. The absence of such cooperation in the future, as a result of the continued restructuring in process at Apple, including but not limited to the search for a new chief executive officer, or any other factors, could have a material adverse effect on the Company's business, operating results and financial condition. Apple currently offers products that compete directly with certain of the Company's products. The Company anticipates that Apple will continue to incorporate additional connectivity technologies into more of its products in the future, which will adversely affect sales of the Company's LAN products. Since Apple has substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base, Apple may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products. The Company believes that it is likely that Apple will continue to sell separately or bundle with its computers certain network connectivity products, such as 10Mbps and 100Mbps adapters, similar to the Company's Ethernet and Fast Ethernet products. Any such additional bundling or enhancement by Apple could have a material adverse effect on the Company's business, operating results and financial condition.

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

SALES AND MARKETING

  The Company's sales force assists end users by providing solutions for their Internet connectivity, collaboration and LAN networking needs. In addition, the sales force provides pre-sales and order management support to distributors, resellers, and ISPs, identifies new opportunities for product development and provides general market information to management. The Company's marketing strategy is to achieve broad market penetration by utilizing multiple distribution channels, including the use of two-tier distributors, direct sales, mail order, ISPs and Internet Value Added Resellers ("VARs"), K-12 and electronic marketing.

  Two-Tier Distributors.   Netopia's major distributors in North America are
  ---------------------
Ingram Micro ("Ingram") and Tech Data which distribute Netopia's products to resellers, VARs, dealers and dealer chains. Internationally, Netopia distributes its products through approximately 75 distributors in 60 countries. In Europe, distributors sell primarily in the U.K., France, Germany and Sweden, and in the Pacific Rim, distributors sell primarily in Japan. Netopia provides periodic training in the development of network solutions to networking VARs who purchase the Company's products primarily from distributors. The Company's agreements with its distributors can generally be terminated without cause and do not provide for minimum purchase commitments. Additionally, the agreements provide price protection and grant the distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases.

  Direct Sales / Telemarketing.   Netopia's direct sales and telemarketing sales
  ----------------------------
force are primarily focused on the execution of high volume or site license agreements with corporate accounts in North America. Internet/Intranet collaboration software and Netopia Internet connectivity hardware products are the primary products sold through this channel. In addition, certain higher education institutions in North America have historically purchased LAN products directly from the Company.

  ISPs and Internet VARs. Netopia has formed strategic relationships with ISPs
  ----------------------
and VARs that assist the Company in developing, distributing and marketing its products. For example, to assist its customers in gaining Internet access and to increase sales of Netopia products, Netopia has formed strategic relationships with PSINet, Bell Atlantic, France Telecom, Geocities and over 150 other regional ISPs. The Company also has recruited over 1,000 Internet VARs for the sale of the Company's Internet/Intranet products.

  Mail Order.  Netopia markets its products in mail order catalogues, such as
  ----------
those offered by MicroWarehouse, to reach users who are generally more technically sophisticated. Through lower overhead and service costs, mail order catalogs are generally able to offer lower prices than dealers and retailers.

  K-12 Marketing.   The Company also sells through a group of regional VARs
  --------------
known as Apple Education Sales Agents (''AESAs'') which are Apple's exclusive North American resellers of Macintosh computers to K-12 educational institutions. The Company maintains relationships with all 13 AESAs and believes these VARs represent an effective channel for sales to the K-12 market. AESAs resell the full line of the Company's LAN products, Netopia Internet connectivity hardware products and Internet/Intranet collaboration software products. The Company provides AESAs price protection and limited rights to return unsold inventories of the Company's products in exchange for new purchases.

  Electronic Marketing. The Company has developed and maintains two Web sites,
  --------------------
www.netopia.com and www.farallon.com, which provide customers product information, a web store, technical support, bulletin board and File Transfer Protocol ("ftp") service as well as Corporate information. These sites allow the Company to email focused monthly electronic bulletins for customers and partners, providing information on the Company's most recent upgrades and promotions. The Company intends to expand its use of on-line electronic advertising and commerce including the on-line sale of Internet/Intranet collaboration software products. The Company currently supports secure on-line commerce transactions using Netscape's Secure (SSL) Commerce Server and CyberCash's Secure Internet Payment Service.

  Other Marketing.   The Company uses several marketing programs, such as trade
  ---------------
advertising, participation in trade shows, press briefings on strategy and new products, and telemarketing, to support the sale and distribution of its products. Through these marketing programs, Netopia seeks to build brand name recognition, stimulate demand and inform channels about the capabilities and benefits of the Company's products.

  The Company relies primarily on distributors for the sale of its Internet/Intranet and LAN products. Revenues from distributors accounted for 73% of total revenues in fiscal 1995 and 60% of total revenues in each of fiscal 1996 and 1997. A substantial amount of the Company's revenues are generated from a limited number of these distributors. The Company's three largest distributors accounted for 43%, 35% and 34% of total revenues in fiscal 1995, 1996 and 1997, respectively. During fiscal 1995, 1996, and 1997, revenue from Ingram accounted for 22%, 18% and 19% of the Company's total revenues, respectively and revenue from MicroWarehouse accounted for 13%, 11% and 10% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during fiscal 1995, 1996 or 1997. The distribution of LAN products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. There can be no assurance that Ingram and MicroWarehouse will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors which operate on a purchase order basis. The Company's
             -----
distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, that these distributors will not devote greater resources to marketing products of other companies or that internal staffing changes or other changes at the Company's distributors will not disrupt historical purchasing or payment patterns. Accordingly, the loss of, or a significant reduction in revenue from, one of the Company's distributors, could have a material adverse effect on the Company's business, operating results and financial condition.

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

  The Company's Netopia Internet connectivity hardware products and Netopia Virtual Office software are often distributed through partnerships with ISPs, VARs and telecommunications carriers. These partnerships often involve lengthy testing and certification studies as well as detailed agreements. As a result, partnerships with ISPs, VARs and/or telecommunications carriers to distribute Netopia products involve a significant commitment of management attention and resources by prospective partners. Accordingly, the Company's business development process for these distribution channels is often subject to delays associated with long approval processes that typically accompany significant partnership development and capital expenditures. For these and other reasons, the business development process associated with the partnerships are often lengthy and historically have been subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future on partnership development.

  Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter.

CUSTOMER SERVICE AND SUPPORT

  The Company believes that it is recognized in the networking industry as having an outstanding customer support organization. Netopia believes that effective customer support is a key criterion used in selecting networking solutions. Network managers and administrators, ISPs, VARs, distributors, resellers, consultants and other experienced technical experts utilize the Company's toll-free telephone support lines, fax and on-line services to access Netopia's internal technical databases and support personnel. Additionally, support personnel are trained to satisfy the needs of end users who are not technical experts and do not have access to sophisticated technical support. The Company believes that its support programs have been successful in creating brand loyalty through its focused support of the specialized needs of these end users, and through the easy-to-use, plug-and-play design of its products.

  With Customer Care, Guaranteed! Service programs including Up and Running Guaranteed!, Netopia will remotely configure the Netopia Internet Router and assist users in setting up service with the user's telephone company and ISP. The program is also available at a reduced price for users of the Netopia ISDN Modem. Once unique in the industry, this concept has recently been adopted by a number of the Company's competitors. However, the Company believes that its program remains the most comprehensive in the market. The Company's expertise in solving technical problems enables it to commit its resources to analyze any problem an end user may have, even if it involves a product from another company, thereby building customer loyalty to Netopia as the single source for networking solutions.

TECHNOLOGY

  The Netopia Internet Routers include several core communications technologies, including a third-generation multi-protocol routing engine. The product's operating software has been optimized for the special requirements of Internet access over high-speed digital WAN links, and provides both packet header and data-link compression. The routing engine operates in conjunction with companion modules that provide connection/bandwidth management, authentication/security and configuration/network management functions. The connection/ bandwidth management module supports dial-on-demand routing, and tracks incoming and outgoing data calls. Calls can be initiated based on time of day, type of data traffic, and packet data thresholds. Additionally, switched circuit models support a "dynamic bandwidth allocation" capability that transparently initiate connections based on packet data thresholds. These technologies significantly reduce telecommunications costs, particularly with ISDN which is typically tariffed on the basis of usage. The authentication/security module provides PPP authentication services between interconnected routers, dial-back security, and packet filters that allow a LAN to maintain a degree of network security while connecting to the Internet. Netopia Internet routers incorporate network address translation, under the brand name, SmartIP. SmartIP allows for the development of affordable LAN Internet accounts. The router supports a wide variety of local and remote configuration/network management capabilities, including a utility for assigning a LAN IP address to the router called SmartStart, which includes a server for assigning IP addresses to desktop machines based on the DHCP, a utility for automatically configuring router Frame Relay parameters called SmartMatch, a menu-based console and virtual terminal (''TELNET'') interface, Trivial File Transfer Protocol (''TFTP'') client for firmware upgrades, and the Simple Network Management Protocol (''SNMP'').

  The Internet/Intranet collaboration software includes patented cross platform collaboration technology that provides remote control capabilities across disparate operating systems. This collaboration system supports text and graphical image display between homogeneous and heterogeneous computers connected on a network, the Internet or via other transport media. The system captures window system event messages during a recording process and then translates these messages into procedure calls during the imaging process on the destination platform. For example, this technology allows a Windows NT workstation to view the screen of a Mac OS computer regardless of the differences in screen size, resolution or color depth. This technology enables the Company to better address the heterogeneous requirements of the Internet. The Company has also developed proprietary compression technologies which are used to minimize resources required for image transmissions over the Internet and slow speed networks.

Windows GDI and Mac OS Quickdraw compression, Backing Store Cache compression, and Font Negotiation technology enable the products to transmit the minimum amount of data necessary to render an image.

  Internet/Intranet collaboration software also includes multi-level security technology that protects enterprise network computing resources and individual users from unauthorized intrusion. Each product maintains its own database which is used to verify the identity and define the privileges of any user attempting to gain access to a machine. The Company has also developed unique administration technology for security-conscious network administrators which allows them to customize the functionality available to their organization. In addition, the TCP/IP ports assigned to Netopia by the Internet Engineering Task Force (''IETF'') allow network managers to safeguard their Intranet from unauthorized access with widely available firewall technology. The Company believes that the object-oriented modular architecture of its products allows Netopia to exploit market opportunities quickly and address OEM customer requirements. For instance, by leveraging the product's built-in Object Linking and Embedding (''OLE'') automation, the Company was one of the first to market real-time collaboration Netscape plug-ins and Internet applets. This architecture allows new features, transports, and services to be quickly incorporated to meet future market demands as well as provide easy integration into other third-party applications.

  The EtherWave family of products incorporates patented technology that permits daisy-chained standard 10Base-T Ethernet segments with multiple nodes on each segment. The Company's EtherWave products include internally developed application-specific integrated circuits (''ASICs''), that combine large functional logic blocks into a common silicon core. The Company believes it possesses expertise in real-time, high-speed, embedded systems hardware design using Complex Instruction Set Controller (''CISC'') and Reduced Instruction Set Controller (''RISC'') processors, and Ethernet and Fast Ethernet technologies. The Company believes it also possesses expertise in high-volume, low-cost product design and domestic and international homologation requirements.

  The personal computer industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend on its ability to enhance its existing products and to introduce new products to meet changing customer requirements and emerging technologies. For example, the Company's Netopia Internet connectivity hardware products currently operate over ISDN, Fractional T1/T1
                                                          --
(domestically), Fractional E1/E1 (international) and Frame Relay telecommunication services. As other communications technologies such as 56K analog modems, Asynchronous Transfer Mode (''ATM''), Asymmetric Digital Subscriber Line (''ADSL''), various other Digital Subscriber Line ("xDSL") and communication over cable or wireless networks are developed or gain market acceptance, the Company will be required to enhance its Internet connectivity products to support such technologies, which will be costly, time consuming and have uncertain market acceptance. If the Company is unable to modify its products to support new Internet access technologies, or if ISDN, Fractional T1/T1, Fractional E1/E1 or Frame Relay do not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as a result of deemphasis of ISDN, Fractional T1/T1, Fractional E1/E1or Frame Relay by telecommunications service providers, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company has historically derived a substantial majority of its revenues from the sale of Ethernet connectivity products. In the event that current Ethernet network technology is modified or replaced and the Company is unable to modify its products to support new Ethernet technologies or alternative technologies, the Company's business, operating results and financial condition could be materially and adversely affected. The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing

Company products. Any such deferral of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

  Complex products such as those offered by the Company (such as the recently introduced Internet connectivity hardware products, LAN products and new software products/upgrades) may contain undetected or unresolved defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company, defects will not be found in new products or new versions of products following commercial release, resulting in loss of market share, delay in or loss of market acceptance or product recall. Any such occurrence could have a material adverse effect upon the Company's business, operating results or financial condition.

PRODUCT DEVELOPMENT

  The Company believes that its future business and operating results depend in part on its ability to continue to enhance existing products, develop new products and improve the price and performance of its products in a timely manner. The Company continuously evaluates the emerging needs, developing standards and emerging technologies of its target markets to identify new market or product opportunities. Netopia is focusing its development efforts on Internet connectivity through high-speed digital services, including ISDN, T-1, Frame Relay, xDSL, ATM, analog and software enhancements including Netopia Virtual Office, further internationalization of its products, PC card-based products for laptop computers and cost-reducing design improvements. In addition, the Company has relied and will continue to rely on external development resources, such as OEM suppliers, for the development of certain of its products and related components. The Company may in the future acquire products or technologies to compliment current research and development efforts. Research and development expenses were $8.4, $8.9 and $8.8 million for fiscal years 1995, 1996, and 1997, respectively.

  The personal computer industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's Netopia Internet connectivity hardware products currently operate only over ISDN, Fractional T1/T1, Fractional E1/E1 and Frame Relay telecommunication service. As other communications technologies, such as 56K analog modems, ATM, xDSL and communication over cable or wireless networks, are developed or gain market acceptance, the Company will be required to enhance its Internet connectivity products to support such technologies, which will be costly and time consuming. If the Company is unable to modify its products to support new Internet access technologies, or if technologies supported by current products do not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as a result of deemphasis of these technologies by communications service providers, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the Company has historically derived a substantial majority of its revenues from the sale of Ethernet connectivity products. In the event that current Ethernet network technology is modified or replaced and the Company is unable to modify its products to support new Ethernet technologies or alternative technologies, the Company's business, operating results and financial condition could be materially adversely affected. The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchase of existing Company products. Such deferral of purchases could have a material adverse effect on the Company's business, operating results and financial condition.

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

  As of December 1, 1997, Netopia's research and development staff consisted of 62 employees. Of these employees 54 were focused primarily on Internet/Intranet product development and 8 were focused primarily on LAN product development.
The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, the failure of which could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

  The markets for the Company's products and services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEM product manufacturers of Internet access and remote LAN access equipment, manufacturers of remote control and screen sharing software and manufacturers of LAN client access and network systems products. In the Internet access and remote LAN access equipment market, the Company competes primarily with Ascend, Cisco, 3Com/U.S. Robotics, Ramp Networks, Intel, and several other companies. In the remote control and screen sharing software market, the Company competes primarily with Symantec, Microsoft, Tivoli (IBM), Stac Electronics, Netscape, Microcom (Compaq), Computer Associates, McAfee Associates, QuarterDeck, and several other companies. In the LAN client access and network systems product market, the Company competes primarily with Apple, Asante, Dayna (currently being acquired by Intel), Global Village and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. For example, Microsoft has available for free, via download on the Internet, communications and collaboration software compatible with the Microsoft Internet Explorer and has publicly stated that they are committed to integrating Internet technology into existing products at no additional cost to customers. This software product, which enables real-time communication within a workgroup, as well as similar future product offerings from Microsoft, could undermine the Company's ability to market its Timbuktu Pro and/or Netopia Virtual Office collaboration software. In addition, Netscape also offers software that enables dispersed work groups to collaborate in the work environment. Accordingly, there can be no assurance that the Company can continue to market its collaboration software, which would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors recently have introduced free and/or paid guaranteed service and support programs that appear to be similar to the Company's Up & Running, Guaranteed! program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program, which could have a material and adverse effect upon the Company's business, operating results and financial condition. The markets in which the Company currently competes are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Recently announced consolidations in the networking environment continue to create companies with substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base. These companies may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in the loss of market share, further price reductions and reduced gross margins, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have amaterial adverse effect on the Company's business, operating results and financial condition.

  Netopia believes that the principal competitive factors in its markets are:
(1) product feature, function and reliability, (2) customer service and support,
(3) price and performance, (4) ease of use, (5) brand name recognition (6) strategic alliances, (7) size and scope of distribution channels, (8) timeliness of new product introductions, (9) breadth of product line and (10) size of installed customer base. While the Company believes, in general, that it currently competes favorably with regard to these factors there can be no assurance that the Company will be able to compete successfully in the future, the failure of which would have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS AND TECHNOLOGY

  The Company's ability to compete is dependent in part on its proprietary rights and technology. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality or license agreements with its employees, resellers, distributors, customers and potential customers and limits access to the distribution of its software, hardware designs, documentation and other proprietary information, however in some instances the Company may find it necessary to release its source code to certain parties, for example the Company recently entered into a product development agreement pursuant to which it released certain source code to a third party in Asia the People's Republic of China. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology. The Company currently has ten issued United States patents. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is expected to be a persistent problem. In selling its software products, the Company relies primarily on ''shrink wrap'' licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries where the Company's products are or may be manufactured or sold, particularly developing countries including various countries in Asia, such as the People's Republic of China, do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

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

  The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed and implemented a plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the application year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that with modifications to existing software and converting to new software, the Year 2000 issue should not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversion are not sufficient, the Year 2000 issue may have a material impact on the operations of the Company.

EMPLOYEES

  As of December 1, 1997 the Company employed 244 persons, including 63 in sales and marketing, 62 in research and development, 38 in customer service and support, 47 in manufacturing operations, and 34 in general and administrative functions. The Company also contracts with consultants who provide short and long-term services to the Company in various areas. Netopia believes that its relations with its employees are good. None of Netopia's employees is represented by a labor union and the Company has not experienced a work stoppage. The Company believes its business depends to a significant extent on the contributions of its senior management and other key personnel and on Netopia's ability to attract and retain highly qualified personnel. Competition to hire such personnel in Netopia's industry and location is intense.

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

ITEM 2.     PROPERTIES

  The Company leases approximately 49,000 square feet of office space for its headquarters in Alameda, California. The site is used for research and development, administration, customer service, and sales and marketing activities. The facility is currently leased for a five year term, expiring December 31, 1997. A First Amendment to this lease has been executed, which extends the term of the lease for five years, commencing on January 1, 1998, and expiring on December 31, 2002. In addition, the Company leases approximately 29,000 square feet of warehouse space in San Leandro, California to accommodate the Company's distribution center, which maintains inventory and provides shipping and handling. The lease is for a five year term, expiring December 31, 1997. The Company has exercised the first of two five-year renewal options on this space. The renewal period will commence on January 1, 1998, and expire on December 31, 2002. The Company leases approximately 2,100 square feet of office space in Dallas, Texas which is used to house it's software telemarketing sales group. The lease term is for five years commencing on August 1, 1997, and expiring on July 31, 2002. The Company leases approximately 11,000 square feet of research and development office space in Lawrence, Kansas and 1,450 square feet in San Jose, California, the leases on which expire on July 30, 1998 and September 30, 2002, respectively. The company leases a full-service office suite consisting of approximately 300 square feet, in Norcross, Georgia. This facility is used as a regional sales office. The lease is for one year, commencing April 9, 1997, and expiring April 8, 1998. The Company also leases approximately 1,200 square feet of sales office space in France. The lease term is for nine years ending February 28, 2005. The Company believes that its existing facilities are adequate for its current needs and that additional space sufficient to meet the Company's needs for the foreseeable future is available on reasonable terms.

  CALIFORNIA HEADQUARTERS. The Company's corporate headquarters and a large portion of its research and development facilities as well as other critical business operations are located in California, near major earthquake faults. The Company's business, financial condition and operating results could be materially adversely affected in the event of a major earthquake.


ITEM 3.     LEGAL PROCEEDINGS

   As of December 1, 1997 the Company was not involved in any pending legal proceedings which the Company believes could have a material adverse effect on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   No matters were submitted to a vote of security holders of the Company during the fourth quarter ended September 30, 1997.

PART II.

ITEM 5.      MARKET FOR NETOPIA'S COMMON STOCK AND RELATED STOCK-
             HOLDER MATTERS

   The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "NTPA." The table below sets forth the high and low sales prices per share as reported on The Nasdaq Stock Market since the Company's initial public offering on June 13, 1996. The Company's initial public offering price was $16.00 per share. The Company's name changed from Farallon Communication, Inc. to Netopia, Inc. and the Nasdaq Stock Market stock ticker changed from "FRLN" to "NTPA" on November 17, 1997.

Fiscal Year Ended September 30, 1997                 High        Low
------------------------------------                 ----        ---
First quarter ended December 31, 1996.........     $14.500     $6.375
Second quarter ended March 31, 1997...........       6.313      4.250
Third quarter ended June 30, 1997.............       5.375      3.938
Fourth quarter ended September 30, 1997.......       7.125      4.375


Fiscal Year Ended September 30, 1996                 High        Low
------------------------------------                 ----        ---
Third quarter ended June 30, 1996(1)..........     $19.000     $14.750
Fourth quarter ended September 30, 1996.......      15.000       7.500


(1) Trading of the Company's Common Stock commenced on June 13, 1996, accordingly the high and low price information represents 12 trading days.

   The Company believes several factors including but not limited to quarter-to-quarter variances in financial results, announcements of new products and new orders by the Company or its competitors could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock prices for many high technology companies typically experience extreme price fluctuations, which are often not related to changes in the operating performance of the specific companies. Broad market fluctuations as well as general economic conditions such as a recessionary period or high interest rates may affect the market price of the Company's Common Stock. As of December 1, 1997 the Company had approximately 176 registered shareholders of record. The Company has not paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

   The following selected financial data has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.


                                                                YEARS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------
                                                   1993       1994      1995        1996       1997
                                                 --------   --------   -------   ---------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Internet/Intranet products.................     $     --   $  5,310   $  6,569   $ 16,718   $ 20,170
 LAN products...............................       48,425     51,691     50,620     44,886     32,023
                                                 --------   --------   --------   --------   --------
   Total revenues...........................       48,425     57,001     57,189     61,604     52,193
Cost of revenues:
 Internet/Intranet products.................           --        447        674      3,811      6,396
 LAN products...............................       24,302     30,368     28,842     28,439     20,810
                                                 --------   --------   --------   --------   --------
   Total cost of revenues...................       24,302     30,815     29,516     32,250     27,206
                                                 --------   --------   --------   --------   --------
   Gross profit.............................       24,123     26,186     27,673     29,354     24,987
Operating expenses:
 Research and development...................        7,434      6,671      8,429      8,919      8,839
 Selling and marketing......................       14,087     13,983     13,691     15,778     15,540
 General and administrative.................        3,216      3,228      2,888      3,429      3,291
 Restructuring costs (1)....................        1,048         --         --         --         --
                                                 --------   --------   --------   --------   --------
   Total operating expenses.................       25,785     23,882     25,008     28,126     27,670
                                                 --------   --------   --------   --------   --------
   Operating income (loss)..................       (1,662)     2,304      2,665      1,228     (2,683)
Other income, net...........................          249        291        815      1,040      1,869
                                                 --------   --------   --------   --------   --------
   Income (loss) before income taxes........       (1,413)     2,595      3,480      2,268       (814)
Income tax expense (benefit) (2)............            1        408        974     (1,433)      (285)
                                                 --------   --------   --------   --------   --------
 Net income (loss)..........................     $ (1,414)  $  2,187   $  2,506   $  3,701   $   (529)
                                                 ========   ========   ========   ========   ========
Net income (loss) per share.................                           $   0.25   $   0.33   $  (0.05)
                                                                       ========   ========   ========
Shares used in per share computations (3)...                              9,891     11,071     11,335
                                                                       ========   ========   ========



                                                                    SEPTEMBER 30,
                                                 ----------------------------------------------------
                                                    1993      1994       1995       1996       1997
                                                 --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:............                    (IN THOUSANDS)
Working capital.............................     $ 16,866   $ 19,569   $ 21,755   $ 49,469   $ 49,979
Total assets................................       29,075     29,289     33,872     61,618     61,001
Long-term liabilities, net of current
 portion....................................        1,262        689        218         46        361
Total stockholders' equity..................       19,176     21,644     24,279     53,143     53,977

(1) In fiscal 1993, the Company reduced its number of employees and identified certain impaired assets as part of a restructuring.
(2)  See Note 4 of Notes to Consolidated Financial Statements.
(3)  See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Other Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's other Securities and Exchange Commission Filings.

OVERVIEW

   Netopia develops, markets and supports complete, easy-to-use, plug-and-play Internet connectivity and networking solutions and real-time collaboration software to increase the productivity and efficiency of Internet, Intranet and LAN users. The Company was founded in 1985 and initially focused on the development of networking products for AppleTalk LANs, including the PhoneNET network system. Historically, the Company has derived a substantial majority of its revenues from its LAN products. In 1993, the Company revised its business strategy to concentrate on the Internet and Intranet markets through the utilization of its TCP/IP and routing expertise. In the first quarter of fiscal 1994, the Company released its Timbuktu Pro Internet/Intranet collaboration software product (TCP/IP enabled), and in the first quarter of fiscal 1996, the Company introduced its Netopia family of Internet connectivity products and services. Although the Company has experienced growth in Internet/Intranet product revenues over the last four years, the Company does not believe prior growth rates are sustainable or indicative of future Internet/Intranet operating results. There can be no assurance that the Company will be profitable on a
                                                         --
quarterly or annual basis. The Company's limited Internet/Intranet operating history and the dynamic market environment in which the Company competes makes the prediction of future Internet/Intranet operating results difficult, if not impossible.

   The Company's total revenues are derived from the sale of Internet/Intranet connectivity and software products and Farallon division of LAN connectivity products. Internet/Intranet product revenues include license revenues for its Timbuktu Pro and Netopia Virtual Office software, sales of the Netopia family of Internet connectivity products, and fees for related services as well as revenue from licensing the Company's patent covering cross-platform screen-sharing technology. LAN products revenue is derived primarily from the sale of Ethernet, EtherWave, Fast Ethernet and LocalTalk compatible products which include the PhoneNET system network connectivity products and, historically, remote access and LAN software. Revenue relating to the sale and licensing of hardware and software products is recognized upon shipment of the products by the Company, patent revenue is recognized upon the licensing of the rights to the patent and service revenues are recognized ratably over the term of the contract. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. Revenue is recorded net of an estimated allowance for returns. Any product returns or price decreases in the future that exceed the Company's allowances may materially adversely affect the Company's business, operating results and financial condition.

   As the Company continues to focus on increasing its Internet/Intranet business, and as a result of variable average selling prices of the Company's LAN products, declining sales of Mac OS computers and competitive factors, the Company expects that LAN products revenue may decline and may account for a decreasing percentage of total revenues in future periods to the extent that Internet/Intranet product revenues increase. As a result, the Company's future operating results are dependent upon continued market acceptance of its Internet/Intranet products and enhancements thereto. Historically, the Company has been dependent upon sales of its LAN products, and to the extent that continuing declines in revenues from LAN products is not offset by increases in revenue from other sources, such as sales of the Company's Internet/Intranet products, then the Company's business, operating results and financial condition will be materially adversely affected.

  The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company and external market factors including but not limited to price competition. The Company's Timbuktu Pro and Netopia Virtual Office collaboration software products have a higher average gross margin than the balance of the Company's products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there will be a material adverse effect on the Company's business, operating results and financial condition.

  Netopia sells its Internet/Intranet and LAN products and related maintenance, support and other services primarily through distributors, while certain products are also sold directly through select ISPs and VARs or directly by the Company to corporate accounts and higher education institutions. Revenues from distributors accounted for 73%, of the Company's total revenues for fiscal 1995, and 60% of the Company's total revenue for each of fiscal 1996 and 1997. The Company's three largest distributors accounted for 43%, 35% and 34% of the Company's total revenues for fiscal 1995, 1996 and 1997, respectively. The Company intends to continue to use its existing ISPs and VARs to sell the Company's Internet/Intranet products, and to recruit additional ISPs and VARs and pursue other marketing channels in the future. There can be no assurance that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, or that these distributors will not devote greater resources to marketing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors could have a material adverse effect on the Company's business, operating results and financial condition.

  International revenues accounted for 29% of the Company's total revenues for each of fiscal 1995, 1996 and 1997, and are derived primarily from Europe and Japan. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, the current economic situation in Asia and Japan and movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

  The Company expects that international revenues will continue to represent a significant portion of its total revenues. Any significant decline in international demand for the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management attention and financial resources to developing international sales and support channels. There can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, sales of the Company's LAN products are dependent upon the international demand for Apple products. To the extent that the Company is unable to maintain or increase international demand for its products, or that international demand for Apple products does not meet the Company's expectations, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

  The Company's international business is subject to inherent risks, including but not limited to the impact of possible and existing recessionary environments in economies outside the United States, costs of localizing products for foreign countries, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences and political and economic instability. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia including the People's Republic of China, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the Company will be able to sustain or increase international revenues, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and its business, operating results and financial condition. The Company has a substantial portion of its products and components manufactured by foreign suppliers. The Company's operating results are subject to the risks inherent in international purchases, including, but not limited to, various regulatory requirements, political and economic changes and disruptions, transportation delays, export/import controls, tariff regulations, higher freight rates and potentially adverse tax consequences. Duty, tariff and freight costs can materially increase the cost of crucial components for the Company's products.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                          YEARS ENDED SEPTEMBER 30,
                                          -------------------------
                                           1995     1996     1997
                                          -------------------------
Revenues:
 Internet/Intranet products.............    11.5%    27.1%    38.6%
 LAN products...........................    88.5     72.9     61.4
                                          -------------------------
  Total revenues........................   100.0    100.0    100.0
                                          -------------------------
Cost of revenues:
 Internet/Intranet products.............     1.2      6.2     12.2
 LAN products...........................    50.4     46.2     39.9
                                          -------------------------
  Total cost of revenues................    51.6     52.4     52.1
                                          -------------------------
  Gross profit....................          48.4     47.6    47.9
Operating expenses:
 Research and development...............    14.7     14.5    16.9
 Selling and marketing..................    23.9     25.6    29.8
 General and administrative.............     5.1      5.6     6.3
                                          -------------------------
  Total operating expenses..............    43.7     45.7    53.0
                                          -------------------------
  Operating income (loss).........           4.7      2.0    (5.1)
Other income, net.......................     1.4      1.7     3.6
                                          -------------------------
 Income (loss) before income taxes...        6.1      3.7    (1.5)
Income tax expense (benefit)............     1.7     (2.3)   (0.5)
                                          -------------------------
  Net income (loss)...................       4.4%     6.0%   (1.0)%
                                          =========================

YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997

   Revenues. The Company's total revenues increased 7.7% from $57.2 million for fiscal 1995 to $61.6 million for fiscal 1996, and decreased 15.3% to $52.2 million for fiscal 1997. Internet/Intranet products revenue increased 154.5% from $6.6 million for fiscal 1995 to $16.7 million for fiscal 1996, and increased 20.6% to $20.2 million for fiscal 1997. The increase in Internet/Intranet revenues for fiscal 1996 was due to the introduction and initial market acceptance of ISDN versions of the Company's Netopia family of Internet connectivity products and services, increased sales of the Windows versions of Timbuktu Pro collaboration software (particularly volume licenses in corporate Intranets), upgrade cycles and increased volume licenses related to the Macintosh version of Timbuktu Pro as well as the licensing of the Company's patent covering cross-platform screen-sharing technology. Exclusive of the patent license, revenues from Timbuktu Pro decreased slightly late in fiscal 1996 reflecting a decrease in sales of the Macintosh version of Timbuktu Pro, partially offset by a slight growth in sales of the Windows version of Timbuktu Pro. The increase in Internet/Intranet revenues for fiscal 1997 was primarily due to increased sales of international versions of ISDN routers which were introduced in the fourth quarter of fiscal 1996, the fiscal 1997 first quarter introduction of the "So-Smart" ISDN routers domestically, a greater number of regional ISPs selling the Netopia family of Internet connectivity products and increased sales of the Windows versions of Timbuktu Pro. These increases were partially offset by decreased sales of the Macintosh version of Timbuktu Pro, decreased revenue from patent licenses and price competition related to ISDN routers. The Company believes the decline in Timbuktu Pro Mac products reflects declining sales of Macintosh computers and Apple's loss of market share. LAN products revenue decreased 11.3% from $50.6 million for fiscal 1995 to $44.9 million for fiscal 1996, and decreased 28.7% to $32.0 million for fiscal 1997. The decrease in LAN revenues for fiscal 1996 was due to declining sales and average selling prices of EtherWave and LocalTalk products, partially offset by the introduction of new Ethernet, Fast Ethernet and OEM Ethernet products. The decrease in LAN revenues for fiscal 1997 was primarily due to decreased sales and average selling prices of EtherWave and LocalTalk products and declining average selling prices of the Company's Ethernet products, partially offset by new Fast Ethernet and Ethernet product introductions.

Although Fast Ethernet and Ethernet product revenue benefited in fiscal years 1996 and 1997 from new product introductions, the increase was partially offset by declining demand for certain Ethernet products, price competition and vendor incorporation of built-in Ethernet connectivity into certain new computers. The Company also believes declining EtherWave sales are primarily a result of price competition from standard 10Base-T hubs, cards and transceivers as well as vendor incorporation of built-in Ethernet connectivity into certain new computers. Overall, the Company believes its LAN products continue to be adversely affected by declining sales of Macintosh computers and Apple's loss of market share. To the extent that the Company continues to experience weakened demand for its products such as Timbuktu Pro Mac, EtherWave, LocalTalk and Ethernet products, the Company's business, operating results and financial condition will be materially adversely affected. Internet/Intranet products revenue accounted for 11.5%, 27.1% and 38.6% of the Company's total revenues for fiscal 1995, 1996 and 1997, respectively, while LAN products revenue accounted for 88.5%, 72.9% and 61.4% of the Company's total revenues for fiscal 1995, 1996 and 1997, respectively.

  Revenues from distributors accounted for 73% of the Company's total revenues for fiscal 1995 and 60% of the Company's total revenue for each of fiscal 1996 and 1997. The decrease in the percentage of revenues from distributors was primarily due to declining sales of the Company's LAN products which are sold primarily through the distribution channel. Revenues from Ingram accounted for 22%, 18% and 19% of the Company's total revenues for fiscal 1995, 1996 and 1997, respectively, and revenues from MicroWarehouse accounted for 13%, 11% and 10% of the Company's total revenues for fiscal 1995, 1996 and 1997, respectively. No other customers have accounted for 10% or more of the Company's total revenues during fiscal 1995, 1996 and 1997.

   International revenues accounted for 29% of total revenues for each of fiscal 1995, 1996 and 1997. Although international revenues remained flat as a percentage of total revenue from fiscal 1995 to fiscal 1996, they increased 8.2% from $16.6 million for fiscal 1995 to $18.0 million for fiscal 1996 primarily due to increased sales in the Pacific Rim which the Company believes were partially offset late in the fiscal 1996 by delays, technical difficulties and interrupted supply of Apple PowerBooks and decreased international sales of other Apple products. Although international revenues remained flat as a percentage of total revenue from fiscal 1996 to fiscal 1997, they decreased 16.8% from $18.0 million for fiscal 1996 to $15.0 million for fiscal 1997 primarily due to decreased sales in the Pacific Rim. Revenues from the Pacific Rim region decreased 39.5% from $6.3 million for fiscal 1996 to $3.8 million for fiscal 1997. The Company believes the decline in international revenue is primarily due to recessionary economic conditions in Japan as well as eroding Apple market share worldwide. To the extent that the Company continues to experience weakened international demand for its products, the Company's business, operating results and financial condition would be materially adversely affected.

  Gross Margin. The Company's gross margin for Internet/Intranet and LAN products is affected by many factors, including but not limited to pricing strategies, royalties paid to third parties, new versions of existing products and product mix. The Company's total gross margin decreased from 48.4% for fiscal 1995 to 47.6% for fiscal 1996, and increased to 47.9% for fiscal 1997. Internet/Intranet products gross margin decreased from 89.7% for fiscal 1995 to 77.2% for fiscal 1996, and decreased to 68.3% for fiscal 1997. The decrease in Internet/Intranet products gross margin for fiscal 1996 was primarily due to the introduction of Netopia Internet connectivity products which have lower gross margins than the Company's Internet/Intranet software products, partially offset by the licensing of the Company's patent covering cross-platform screen-sharing technology. The decrease in Internet/Intranet products gross margin for fiscal 1997 was primarily due to the increased sales of Netopia Internet connectivity products which have lower gross margins than the Company's Internet/Intranet software products and decreased revenue from patent licenses. The Company's gross margin for LAN products decreased from 43.0% for fiscal 1995 to 36.6% for fiscal 1996 and decreased to 35.0% for fiscal 1997. The decrease in LAN products gross margins for fiscal 1996 were primarily due to declining sales and average selling prices on the Company's higher margin EtherWave and LocalTalk products and increased sales of lower margin Ethernet and Fast Ethernet products. Additionally, LAN products gross margins were adversely affected in fiscal 1996, by a non-recurring charge to cost of sales resulting from standard cost reductions on inventory as well as additional inventory reserves the Company recorded in the fourth quarter. These reserves were primarily related to Fast Ethernet products which had experienced market acceptance below the Company's expectations. The decrease for fiscal 1997 was primarily related to declining sales of higher margin EtherWave and LocalTalk products and average selling price reductions as a result of price competition. This decrease was partially offset by increased sales of certain higher margin Ethernet products for Macintosh clones and retrofit upgrades as well as cost reductions as a result of transferring certain production offshore and continued product re-engineering.

  Research and Development. Research and development expenses increased from $8.4 million for fiscal 1995 to $8.9 million for fiscal 1996, and decreased to $8.8 million for fiscal 1997. The increase for fiscal 1996 was primarily a result of additional headcount and other employee related expenses related to the development of the Company's Internet/Intranet products. The decrease for fiscal 1997 was primarily due to decreased development related expenses as well as decreased incentives, recruiting, travel and contractor expenses partially offset by increased salaries and international localization of the Company's Internet/Intranet products. Such expenses represented 14.7%, 14.5% and 16.9% of the Company's total revenues for fiscal 1995, 1996 and 1997, respectively. The Company believes that it will continue to devote substantial resources to product and technological development and that research and development costs will increase in absolute dollars in fiscal 1998. Historically, the Company has believed its process for developing software is essentially completed concurrently with the establishment of technological feasibility and no internal software costs have been capitalized to date. During fiscal 1997, $350,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with a third party, have been capitalized. No software development costs were capitalized during fiscal 1995 or 1996. The Company may enter into further development agreements in which the Company may be required to capitalize certain costs of software development.

  Selling and Marketing. Selling and marketing expenses increased from $13.7 million for fiscal 1995 to $15.8 million for fiscal 1996, and decreased to $15.5 million for fiscal 1997. The increase for fiscal 1996 was primarily due to increased headcount with the addition of direct software and Netopia Internet connectivity sales forces and associated expenses as well as increased advertising and promotional spending relating to the introduction of the Company's new Netopia Internet connectivity products and Internet Applets. The decrease for fiscal 1997 was primarily due to decreased print advertising and other marketing related expenses, as the Company continues to focus on electronic marketing efforts, partially offset by increased headcount and related expenses as well as increased telecommunications expenses. Such expenses represented 23.9%, 25.6% and 29.8% of the Company's total revenues for fiscal 1995, 1996 and 1997, respectively. The Company believes selling and marketing expenses will increase in absolute dollars in fiscal 1998 primarily due to increased personnel related expenses and increased advertising and promotional activities.

  General and Administrative. General and administrative expenses increased from $2.9 million for fiscal 1995 to $3.4 million for fiscal 1996, and decreased to $3.3 million for fiscal 1997. The increase for fiscal 1996 was primarily due to consulting fees related to the acquisition of the Netopia trademark and increased personnel related expenses. The decrease for fiscal 1997 was primarily due to reduced consulting fees and employee related expenses partially offset by increased accounting services, legal services and insurance expense related to being a public company. Such expenses represented 5.1%, 5.6% and 6.3% of the Company's total revenues for fiscal 1995, 1996 and 1997, respectively. The Company believes that general and administrative costs will increase in absolute dollars for fiscal 1998 as the Company continues to incur additional costs of being a public company, such as expenses related to Directors and Officers insurance, investor relations and increased professional fees.

  Other Income, Net. Other income, net, represents interest earned by the Company on its cash, cash equivalents and short-term investments offset by interest expense.

  Provision for Income Taxes. The effective tax rate for fiscal 1995 was 28%. The effective tax rate for fiscal 1996, excluding the effect of an adjustment to the valuation allowance against deferred tax assets, was 38%. The effective tax rate for fiscal 1997, including the effect of an adjustment to the valuation allowance, was 35%. Excluding the impact of changes in the valuation allowance against deferred tax assets, these rates differ from the statutory rate primarily due to research tax credits and tax exempt interest income. See Note 4 of Notes to Consolidated Financial Statements.

  In fiscal 1996, the Company reversed a full valuation allowance that it had previously provided against its deferred tax assets, resulting in a non-recurring income tax benefit of approximately $2.3 million. Prior to the reversal, the Company believed that, based upon available objective evidence, there was sufficient uncertainty regarding the realizability of its deferred tax assets to warrant a full valuation allowance. The factors considered included prior losses, inconsistent profits, lack of carryback potential to realize deferred tax assets, dependence on LAN products and associated declining market and gross margins for LAN products, dependence upon Apple and uncertain market acceptance of its Internet/Intranet products. During fiscal 1996, the Company believed that due to the demonstrated market acceptance of its new Internet/Intranet products, the uncertainty regarding the realizability of its deferred tax assets had diminished to the point where it was more likely than not that the deferred tax assets would be realized.

  In fiscal 1997, the Company believed that, based upon available objective evidence, there was sufficient uncertainty regarding the realizability of certain of its deferred tax assets to warrant a partial valuation allowance, primarily related to the expected realizability of its research credit carryforwards. The factors considered included the relatively shorter product life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates related thereto, and limits on the carryback potential for realizing certain deferred tax assets. Management believes that it is more likely than not that the Company will realize the approximately $2.9 million in net deferred tax assets as of September 30, 1997, but no assurances can be provided in that regard. To the extent that the Company cannot achieve consistent profitability in the near future or as a result of acquisition or divestiture activity, the Company may be required to record a full valuation allowance against its remaining net deferred tax assets. In the event the Company records a full valuation allowance against its deferred tax assets, the Company's operating results would be materially and adversely affected.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

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

  FLUCTUATIONS IN QUARTERLY RESULTS; FUTURE OPERATING RESULTS UNCERTAIN. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. For example, the Company has recently experienced quarterly losses and experienced a loss for fiscal 1997. The Company's results depend on factors such as changes in networking and communications technologies, price and product competition, usage of the Internet and developments and changes in the Internet market, the demand for the Company's products, demand for Apple's products, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin, changes in the mix of channels through which the Company's products are offered, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, raw material costs, write-offs of obsolete inventory, the size and timing of distributor and end user orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals in anticipation of new MacOS product offerings and the elimination of a number of Macintosh cloning licenses issued by Apple, customer order deferrals for budgetary or other reasons including but not limited to government programs such as E-Rate, manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, personnel changes, changes in the Company's strategy, changes in the level of operating expenses, the timing of research and development expenditures, the level of the Company's international revenues, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad, and economic conditions specific to the industries in which the Company competes, among others. The Company's limited Internet/Intranet operating history and the dynamic market environment in which the Company competes makes the prediction of future Internet/Intranet operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often shipped and recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of a particular quarter. The Company typically experiences significant volumes of shipments at the end of the quarter which may be exposed to delays caused by shipping halts or other factors beyond the Company's control. In addition, the Company recognizes revenue on products sold through distributors upon shipment to the distributor. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The Company's business also has experienced seasonality in the past, largely due to customer buying patterns such as budgeting cycles of educational institutions that purchase the Company's products and the summer slow down in most European markets. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such seasonality will occur in a manner consistent with prior periods.

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

  MANAGEMENT OF CHANGING BUSINESS. The Company has shifted its business strategy from providing only LAN products to reducing its reliance on LAN products and focusing development and management efforts on its Internet/Intranet business. This transition represents a significant challenge for the Company and its administrative, operational and financial resources and places increased demands on its systems and controls. The Company's ability to manage the continuing development of its Internet/Intranet business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to expand its manufacturing capabilities. This transition has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that any growth in its Internet/Intranet business will require it to recruit and hire a substantial number of new engineering, sales and marketing, customer service, administrative and managerial personnel. There can be no assurance that the Company will be successful in hiring or retaining these personnel, if needed. In addition, certain aspects of the Company's Internet/Intranet business require volume sales to achieve profitability. If the Company is unable to achieve such volumes or to manage the transition effectively, the Company's business, operating results and financial condition will be materially and adversely affected.

  LITIGATION. From time to time, the Company has received claims of infringement of other parties' proprietary rights. Although the Company believes that all such claims received to date are without merit or are immaterial, there can be no assurance that third parties will not assert infringement or other claims in the future with respect to the Company's current or future products or activities. The Company expects that it will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

  From time to time, the Company may be involved in litigation or administrative claims arising out of its operations in the normal course of business. In the event of a successful claim against the Company, the Company's business, operating results and financial condition would be materially and adversely affected.

    RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES. The Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. In addition, the Company continues to evaluate performance of all its products and product lines and may sell or discontinue current technologies, products or products lines. Any acquisitions or divestiture may result in potentially dilutive issuance of equity securities, the write-off of software development costs or other assets, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Acquisitions or divestiture would involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, the entry into markets in which the Company has little or no direct prior experience and the potential loss of key employees. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered.

     TARIFF AND REGULATORY MATTERS. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business, operating results and financial condition. For example, if tariffs for public switched digital services increase in the future relative to tariffs for private leased services, then the cost-effectiveness of the Company's products would be reduced and its business, operating results and financial condition would be materially and adversely affected. In addition, the Company's telecommunications products must meet standards and receive certification for connection to public telecommunications networks prior to their sale. In the United States, such products must comply with Part 15(a) (industrial equipment), Part 15(b) (residential equipment) and Part 68 (analog and ISDN lines) of the Federal Communications Commission regulations. The Company's telecommunications products also must be certified by certain domestic telecommunications carriers. In foreign countries, such products are subject to a wide variety of governmental review and certification requirements. While certain foreign countries and the European Economic Community regulate the importation and certification of the Company's products, most foreign customers typically require that the Company's products receive certification from their country's primary telecommunication carriers. Any future inability to obtain on a timely basis or retain domestic regulatory approvals and certification or foreign regulatory approvals, including safety and telecommunications, could have a material adverse effect on the Company's business, operating results and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and the Initial Public Offering ("IPO") of the Company's Common Stock. Since inception, the Company has raised $19.4 million from the private sale of equity securities and approximately $24.8 million, net of offering expenses, from the Company's IPO completed in June, 1996. As of September 30, 1997, the Company had cash, cash equivalents and short-term investments representing 68% of total assets.

  The Company generated cash from operating activities of $5.0 million in fiscal 1995, used $3.3 million in fiscal 1996 and generated $4.3 million in fiscal 1997. The cash used in operations in fiscal 1996 was primarily due to increases in accounts receivable related to volume license sales of the Company's software products, that occurred in the last weeks of the fourth quarter ended September 30, 1996, increases in operating expenses related to the introduction of Netopia Internet connectivity hardware products, reduction in accounts payable and increases in inventory related to the Company's new Netopia hardware and Fast Ethernet products. The cash generated by operations in fiscal 1997 was primarily due to collection of accounts receivable and decreased inventory, partially offset by reductions of accounts payable and other accrued liabilities. Netopia Internet connectivity products represented 12% and 23% of total gross inventory at September 30, 1996 and 1997, respectively, and Fast Ethernet products represented 23% and 16% of total gross inventory at September 30, 1996 and 1997, respectively.

  The Company's investing activities in fiscal 1995, 1996 and 1997, have related primarily to the purchases of capital equipment and short-term investment activity. Expenditures for capital equipment totaled $1.3 million, $2.2 million and $1.1 million for fiscal 1995, 1996 and 1997, respectively, primarily representing acquisitions of tooling and test fixtures for new products as well as computer equipment used predominantly in product development. The Company expects that its capital expenditures may increase in future periods to support new product development and production. The Company's financing activities in fiscal 1995, 1996 and 1997, represent activity on loans, exercise of stock options, the IPO and activities related to the Company's Employee Stock Purchase Plan. The Company's principal commitments consist primarily of leases on its headquarters facilities and operating equipment. See Note 6 of Notes to Consolidated Financial Statements.

   The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no agreements or commitments and is not currently engaged in any negotiations with respect to any such transaction.

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

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated by reference to the information contained in the section captioned "Proposal 1 Election of Directors" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1997.

ITEM 11.    EXECUTIVE COMPENSATION

  Pursuant to General Instruction G(3) to Form 10-K, the information required by this item is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICAIL OWNERS AND
            MANAGEMENT

   The information required by this item is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1997.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the information contained in the section captioned "Compensation Committee and Insider Participation" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1997.

PART IV.

ITEM 14.     EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)    FINANCIAL SCHEDULES

   The following financial statements of Netopia, Inc. are filed as part of this report on Form 10-K:


INDEX TO FINANCIAL STATEMENTS                                                PAGE
Independent Auditors' Report...............................................   32
Consolidated Balance Sheets at September 30, 1996 and 1997.................   33
Consolidated Statements of Operations for the Years Ended September 30,
1995, 1996 and 1997........................................................   35
Consolidated Statements of Stockholders' Equity for the Years Ended
September 30, 1995, 1996 and 1997..........................................   35
Consolidated Statements of Cash Flows for the Years Ended September 30,
1995, 1996 and 1997........................................................   36
Notes to Consolidated Financial Statements.................................   37

(b)  EXHIBITS

   Exhibits have been filed separately with the Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference. Copies of such exhibits may be obtained from the Company upon request. The Company did not file any Form 8-K's for fiscal 1997.

EXHIBIT
  NO.                          DESCRIPTION
-------   -----------------------------------------------------
 *3.1     Restates and Amended Certificate of Incorporation

 *3.2     Restated and Amended Bylaws of the Registrant

  3.3     Certificate of Ownership and Merger (Corporate Name Change).

 *4.1     Specimen Certificate Representing the Common Stock

 *4.2 Amended and Restated Investor Rights Agreement, dated March 27, 1992, among the Registrant and the investors and founders named therein, as amended.

*10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers.

*10.2     1996 Stock Option Plan and forms of agreements thereunder.

*10.3     Employee Stock Purchase Plan.

 10.4     Office Lease Agreement between the Company and WHLW Real Estate
          Limited Partnership, dated May 1, 1997.

 10.5     Real Property Lease Extension Agreement between the Company and
          Bobwhite Meadow, L.P., dated March 1,1996.

 11.1     Statement of computation of per share earnings.

 23.1     Report on Schedule and Consent of Independent Auditors'

*21.1     Subsidiary of the Registrant.

 27.1     Financial Data Schedule.

          * Incorporated herein by reference to the Company's Registration Statement on From S-1 (No. 333-3868).

(c)  FINANCIAL STATEMENT SCHEDULE

Schedule--Valuation and Qualifying Accounts

                                 NETOPIA, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                                            Charged
                                                           (Credited)
                                            Balance at      to Costs                   Balance at
                                            beginning         and                        End of
         Description                        of Period       Expenses      Deductions     Period
         -----------                        ----------     -----------    ----------   -----------
Allowance for Doubtful Accounts
  Year ended September 30, 1995               $  532         $   121         $136        $  517
  Year ended September 30, 1996               $  517         $   179         $ 37        $  659
  Year ended September 30, 1997               $  659         $    21         $114        $  566

Allowance for Returns
  Year ended September 30, 1995               $  388         $   434         $ 85        $  737
  Year ended September 30, 1996               $  737         $   300         $368        $  669
  Year ended September 30, 1997               $  669         $   200         $308        $  561

Valuation Allowance for Deferred Tax Assets
  Year ended September 30, 1995               $2,108         $   187          ---        $2,295
  Year ended September 30, 1996               $2,295         $(2,295)         ---           ---
  Year ended September 30, 1997                  ---         $   512          ---        $  512

(d)     Reports on Form 8-K.

   No reports on Form 8-K were filed during the last quarter of fiscal 1997.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of Alameda, State of California on this 17/th/ day of December, 1997.

NETOPIA, INC.

BY:    /s/ Alan B. Lefkof
     ---------------------------------------
       Alan B. Lefkof
       President and Chief Executive Officer

Dated December 17, 1997


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

         SIGNATURE                        TITLE                      DATE
--------------------------------------------------------------------------------

/s/ Alan B. Lefkof           President, Chief Executive        December 17, 1997
---------------------------  Officer and Director (Principal
Alan B. Lefkof               Executive Officer)


/s/ James A. Clark           Vice President and Chief          December 17, 1997
---------------------------  Financial Officer (Principal
James A. Clark               Financial and Accounting
                             Officer)


/s/ Reese M. Jones                                             December 17, 1997
---------------------------  Chairman of the Board of
Reese M. Jones               Directors


/s/ Bandel L. Carano                                           December 17, 1997
---------------------------  Director
Bandel L. Carano


/s/ David F. Marqurdt                                          December 17, 1997
---------------------------  Director
David F. Marquardt


/s/ James R. Swartz                                            December 17, 1997
---------------------------  Director
James R. Swartz


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Netopia, Inc. and subsidiary:

  We have audited the accompanying consolidated balance sheets of Netopia, Inc. (formerly Farallon Communications, Inc.) and subsidiary as of September 30, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netopia, Inc. and subsidiary as of September 30, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.


                                             KPMG PEAT MARWICK LLP

San Francisco, California
November 4, 1997

                          NETOPIA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                             SEPTEMBER 30,
                                          -------------------
                                            1996       1997
                                          -------------------
ASSETS
Current assets:
 Cash and cash equivalents..............   $19,910    $14,444
   Short-term investments...............    17,235     27,192
   Trade accounts receivable, less
    allowance for doubtful accounts
    and returns of  $1,328 and $1,127,
    respectively........................    11,172      8,332
 Inventories, net.......................     6,295      4,421
 Deferred tax asset.....................     1,829      1,463
 Prepaid expenses and other current          1,457        790
  assets................................
                                           -------    -------
   Total current assets.................    57,898     56,642
Furniture, fixtures, and equipment, net.     2,935      2,321
Deferred taxes and other assets.........       785      2,038
                                           -------    -------
                                           $61,618    $61,001
                                           =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................   $ 4,979    $ 4,302
   Accrued compensation.................     2,023      1,237
   Accrued liabilities..................       470        195
   Deferred revenue.....................       787        874
   Other short-term liabilities.........       170         55
                                           -------    -------
    Total current liabilities...........     8,429      6,663
                                           -------    -------
Long-term liabilities...................        46        361
                                           -------    -------
Total liabilities.......................     8,475      7,024
                                           -------    -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock:
    $0.001 par value, 5,000,000 shares          --         --
     authorized, none issued or
     outstanding........................
  Common stock:
$0.001 par value, 25,000,000 shares
  authorized; 11,119,961 and 11,492,732
  shares issued and outstanding at
  September 30, 1996 and September 30,
  1997, respectively....................        12         12
 Additional paid-in capital.............    49,232     50,568
 Deferred compensation..................       (81)       (54)
 Retained earnings......................     3,980      3,451
                                           -------    -------
   Total stockholders' equity...........    53,143     53,977
                                           -------    -------
                                           $61,618    $61,001
                                           =======    =======



          See accompanying notes to consolidated financial statements.

                          NETOPIA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            YEARS ENDED SEPTEMBER 30,
                                          ----------------------------
                                            1995      1996       1997
                                          -------   -------    -------
Revenues:
   Internet/Intranet products..........   $ 6,569   $16,718    $20,170
   LAN products........................    50,620    44,886     32,023
                                          -------   -------    -------
     Total revenues....................    57,189    61,604     52,193
                                          -------   -------    -------
Cost of revenues:
   Internet/Intranet products..........       674     3,811      6,396
   LAN products........................    28,842    28,439     20,810
                                          -------   -------    -------
     Total cost of revenues............    29,516    32,250     27,206
                                          -------   -------    -------
     Gross profit......................    27,673    29,354     24,987
                                          -------   -------    -------
Operating expenses:
   Research and development............     8,429     8,919      8,839
   Selling and marketing...............    13,691    15,778     15,540
   General and administrative..........     2,888     3,429      3,291
                                          -------   -------    -------
     Total operating expenses..........    25,008    28,126     27,670
                                          -------   -------    -------
     Operating income (loss)...........     2,665     1,228     (2,683)

Other income, net......................       815     1,040      1,869
                                          -------   -------    -------
   Income (loss) before income taxes...     3,480     2,268       (814)
Income tax provision (benefit).........       974    (1,433)      (285)
                                          -------   -------    -------

   Net income (loss)...................   $ 2,506   $ 3,701    $  (529)
                                          =======   =======    =======

Net income (loss) per share............   $  0.25   $  0.33    $ (0.05)
                                          =======   =======    =======

Shares used in per share calculation...     9,891    11,071     11,335
                                          =======   =======    =======

          See accompanying notes to consolidated financial statements.

                          NETOPIA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                             FOREIGN      TOTAL
                                       PREFERRED STOCK       COMMON STOCK   ADDITIONAL  DEFERRED  RETAINED   CURRENCY     STOCK-
                                     -------------------- -----------------   PAID-IN   COMPEN-   EARNINGS TRANSLATION   HOLDERS'
                                       SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL    SATION  (DEFICIT)  ADJUSTMENT    EQUITY
                                     ----------- ------- ----------  ------ ---------- --------- --------- ----------- -----------
Balances, September 30, 1994........  5,550,899     $ 6   3,470,495     $ 3    $23,862   $--      $(2,227)     $--       $21,644
Exercise of stock options...........     40,308      --     153,486       1        128       --        --       --           129
Issuance of common stock bonus......         --      --         250      --         --       --        --       --            --
Net income..........................         --      --          --      --         --       --     2,506       --         2,506
                                     ----------  ------  ----------  ------    ------- --------  --------  ----------    -------
Balances, September 30, 1995........  5,591,207       6   3,624,231       4     23,990       --       279       --        24,279
                                     ----------  ------  ----------  ------    ------- --------  --------  ----------    -------
Exercise of stock options...........         --      --     135,238      --        148       --        --       --           148
Issuance of common stock net of
  issuance costs of $1,222..........         --      --   1,750,000       2     24,812       --        --       --        24,814
Conversion of preferred stock
 to common stock.................... (5,591,207)     (6)  5,591,207       6         --       --        --       --            --
Issuance of common stock for
 consulting services................         --      --       5,000      --         30       --        --       --            30
Issuance of common stock for
 rights and services................         --      --      14,285      --        162       --        --       --           162
Deferred compensation related
 to grant of stock options..........         --      --          --      --         90      (90)       --       --            --

Amortization of deferred
 compensation.......................         --      --          --      --         --        9        --       --             9

Net income..........................         --      --          --      --         --       --     3,701       --         3,701
                                     ----------  ------  ----------  ------    ------- --------  --------  ----------    -------
Balances, September 30, 1996........         --      --  11,119,961      12     49,232      (81)    3,980       --        53,143
                                     ----------  ------  ----------  ------    ------- --------  --------  ----------    -------
Exercise of stock options                    --      --     194,535      --        443       --        --       --           443
Issuance of common stock under
 Employee Stock Purchase Plan.......         --      --     178,236      --        833       --        --       --           833
Issuance of Stock Warrants..........         --      --          --      --         60       --        --       --            60
Amortization of deferred
 compensation.......................         --      --          --      --         --       27        --       --            27
Net loss............................         --      --          --      --         --       --      (529)      --          (529)
                                     ----------  ------  ----------  ------   ------- --------  --------  -----------    -------
Balance, September 30, 1997                  --  $   --  11,492,732  $   12   $50,568 $    (54) $  3,451  $     --       $53,977
                                     ==========  ======  ==========  ======   ======= ========  ========  ===========    =======

          See accompanying notes to consolidated financial statements.

                          NETOPIA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         YEARS ENDED SEPTEMBER 30,
                                                    ---------------------------------
                                                        1995        1996       1997
                                                    ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................   $ 2,506   $   3,701   $   (529)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization....................     1,466       1,757      1,812
  Deferred income taxes............................        --      (2,197)      (673)
  Amortization of deferred compensation............        --           9         27
  Noncash compensation for services................        --         192         60
  Change in doubtful accounts and returns
    on accounts receivable.........................       334          74       (201)
  Changes in operating assets and liabilities:
    Trade accounts receivable......................      (838)     (3,522)     3,041
    Inventories....................................      (363)     (1,537)     1,874
    Prepaid expenses and other current assets......      (593)       (453)       667
    Deposits and other assets......................      (109)       (186)        49
    Accounts payable and accrued liabilities.......     2,968      (1,563)    (1,508)
    Deferred revenue...............................      (125)        619         87
    Other liabilities..............................      (257)       (173)       185
                                                      -------     -------    -------
        Net cash provided by (used in)
         operating activities......................     4,989      (3,279)     4,891
                                                      -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures, and equipment...    (1,335)     (2,182)    (1,111)
  Capitalization of software development costs.....        --          --       (350)
  Purchase of short-term investments...............    (7,273)   (124,337)   (35,900)
  Proceeds from the sale of short-term investments.    15,325     110,783     25,943
                                                      -------    --------   --------
        Net cash provided by (used in)
         investing activities......................     6,717     (15,736)   (11,418)
                                                      -------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net......       129      24,962      1,061
  Net repayments on loans and line of
   credit..........................................      (639)         --         --
                                                      -------    --------   --------
          Net cash provided by (used in) financing
              activities...........................      (510)     24,962      1,061
                                                      -------    --------   --------
Net increase (decrease) in cash and cash equivalents   11,196       5,947     (5,466)
Cash and cash equivalents, beginning of year.......     2,767      13,963     19,910
                                                      -------    --------   --------
Cash and cash equivalents, end of year.............   $13,963   $  19,910   $ 14,444
                                                      =======   =========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid....................................   $    57   $       3   $      1
                                                      =======   =========   ========
  Income taxes paid................................   $ 1,014   $   1,050   $    289
                                                      =======   =========   ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES:
  Accrual of stock option deferred compensation....        --   $      90         --
                                                      =======   =========   ========
  Issuance of warrants for consulting services.....        --          --   $     60
                                                      =======   =========   ========
  Issuance of common stock for consulting services.        --   $      30         --
                                                      =======   =========   ========
  Issuance of common stock and redeemable common
    stock for rights and services..................   $               162         --
                                                      =======   =========   ========
  Tax benefit of stock options exercised...........         --          --   $    215
                                                      ========   =========   ========

          See accompanying notes to consolidated financial statements

                          NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

  Netopia, Inc. formerly Farallon Communications, Inc. (the "Company"), develops, markets, and supports complete, easy-to-use Internet/Intranet connectivity and networking solutions and real-time Internet/Intranet collaboration software. Historically, revenues attributable to the Company's Internet/Intranet products have primarily resulted from the licensing of software and sale of hardware, and revenues attributable to the Company's LAN products have primarily resulted from the sale of hardware.

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

 Cash Equivalents and Short-Term Investments

  Cash equivalents consist of instruments with purchased maturities of 90 days or less. Certain cash equivalents and all of the Company's investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value which approximates cost.

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

  Cash equivalents and short-term investments classified as available-for-sale as of September 30, 1996 and 1997 consisted of the following (in thousands):

                                                                                  SEPTEMBER 30,
                                                                             --------------------
                                                                                 1996      1997
                                                                             --------------------
Municipal securities.......................................................    $15,207   $     -
U.S. Treasury Securities and obligations of U.S. Government agencies.......      2,028     8,193
Corporate debt.............................................................          -    22,526
Commercial paper...........................................................     12,985     7,102
                                                                               -------   -------
                                                                               $30,220   $37,821
                                                                               =======   =======

     Available-for-sale securities as of September 30, 1997 consisted of the following, by contractual maturity (in thousands):

                                  1997
                                -------
Due in one year or less......   $37,821

  Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations without penalties.

                          NETOPIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued


                              Revenue Recognition

  The Company recognizes revenues from licenses of computer software provided that a firm purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Patent revenue is recognized upon the licensing of the rights to the patent. Maintenance and service revenues are recognized over the period in which services are provided. Hardware revenues are recognized upon shipment. Certain of the Company's sales are made to customers under agreements permitting right of return for stock balancing and price protection. Revenue is recorded net of an estimated allowance for returns.

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

 Impairment of Long-Lived Assets

  The Company adopted the provisions of Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ," in fiscal 1997. FAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value amount or the fair value less costs to sell. The adoption of FAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

 Software Development Costs

  Research and development costs include costs related to software products that are expensed as incurred until the technological feasibility of the product has been established. The Company has defined technological feasibility as completion of a working model. After technological feasibility is established, any additional software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("FAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Product development costs capitalized are amoritized over a future period. Amoritization of capitalized product development costs is computed on a straight-line basis over the estimated economic life of the product, which is generally 1-2 years.

                         NETOPIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

All other research and development expenditures are charged to research and development expense in the period incurred. During fiscal 1997, $350,000 of product development cost incurred subsequent delivery of a working model, under a development agreement with a third party, have been capitalized. No amounts were capitalized in fiscal 1995 and 1996.

 Income Taxes

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

 Stock-Based Compensation

  The Company has elected to continue to use the intrinsic value-based method as allowed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for all of its stock-based employee compensation plans. Pursuant to Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on operating results as if the Company had elected to use the fair value approach to account for all its stock-based employee compensation plans.

 Use of Estimates

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

 Per Share Calculations

  Net income (loss) per share is based on the weighted average number of shares of common stock, common equivalent shares from the convertible preferred stock using the ''as-converted'' method and dilutive common equivalent shares from options outstanding during the period using the treasury stock method.

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

  The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share." FAS No. 128 requires the presentation of basic earnings per share ("EPS"), and for companies with complex capital structures, diluted EPS. FAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods basic EPS will be higher than EPS as presented in the accompanying financial statements and diluted EPS will not differ materially from EPS as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

                         NETOPIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. INVENTORIES

  Inventories consisted of the following (in thousands):

                                      SEPTEMBER 30,
                                    ------------------
                                      1996     1997
                                    ------------------
Raw materials and work in process...  $2,477   $1,966
Finished goods......................   3,818    2,455
                                    ------------------
                                      $6,295   $4,421
                                    ==================

3. FURNITURE, FIXTURES, AND EQUIPMENT

  Furniture, fixtures, and equipment consisted of the following (in thousands):

                                             SEPTEMBER 30,
                                        --------------------
                                            1996      1997
                                        --------------------
Office equipment........................  $ 2,989   $  3,263
Furniture and fixtures..................    1,255      1,367
Computers...............................    7,231      7,954
Leasehold improvements..................      518        521
                                        --------------------
                                           11,993     13,105
Accumulated depreciation and
 amortization...........................   (9,058)   (10,784)
                                        --------------------
                                          $ 2,935   $  2,321
                                        ====================

4.  INCOME TAXES


    Income tax expense (benefit) consisted of the following (in thousands):

                                              YEARS ENDED SEPTEMBER 30,
                                             -------------------------
                                               1995      1996     1997
                                             -------------------------
Current:................................
 Federal................................      $ 922   $   472    $ 179
 State..................................         16       244       (6)
 Foreign................................         36        48       --
                                             -------------------------
                                                974       764      173
                                             -------------------------
Deferred:...............................
 Federal................................         --    (1,814)    (378)
 State..................................         --      (383)    (295)
                                             -------------------------
                                                 --    (2,197)    (673)
                                             -------------------------
Charge in lieu of taxes attributable to
 employer stock option plans                     --        --      215
                                             -------------------------
Total tax expense (benefit)                   $ 974   $(1,433)   $(285)
                                              =========================

                         NETOPIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  Income tax expense (benefit) differs from the amounts computed by applying the statutory income tax rate of 34% to pretax income as a result of the following (in thousands):

                                           YEARS ENDED SEPTEMBER 30,
                                        -----------------------------
                                            1995      1996      1997
                                        -----------------------------
Computed "expected" tax expense            $1,183    $   771    $(277)
 (benefit) of 34%.......................
Change in valuation allowance for             187     (2,295)     512
 deferred tax assets....................
Tax exempt interest income..............       --         --     (163)
Research credits........................     (433)       (72)    (172)
State tax and other, net................       37        163     (185)
                                        -----------------------------
                                           $  974    $(1,433)   $(285)
                                        =============================

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                           SEPTEMBER 30,
                                         ----------------
                                          1996      1997
                                         ----------------
Deferred tax asset:
   Reserves and accruals not currently.   $1,421   $1,541
    deductible.........................
   Deferred rent.......................       79       16
   Research credit.....................      197    1,012
   Alternative minimum tax credit
    carryforward.......................       92      183
   Tangible and intangible assets......      325      462
   State tax and other, net............       83      168
                                         ----------------
     Total gross deferred assets.......    2,197    3,382
     Less valuation allowance..........       --     (512)
                                         ----------------
     Net deferred tax assets...........   $2,197   $2,870
                                         ================

  The net change in the total valuation allowance for the years ended September 30, 1996 and 1997 was a decrease of $2,295,000 and an increase of $512,000, respectively.

  At September 30, 1996, the Company believed that due to the demonstrated market acceptance of Internet/Intranet products over the previous year, the uncertainty regarding the realizability of its deferred tax assets had diminished to the point where it was now more likely than not that the deferred tax asset would be realized.

  At September 30, 1997, the Company believed that based upon available objective evidence, there was sufficient uncertainty regarding the realizability of certain of its tax assets to warrant a partial valuation allowance, primarily related to the expected realizability of its research credit carryforwards. The factors considered included the relative shorter product life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates related thereto and limits on the carryback potential for realizing deferred tax assets. Management believes that it is more likely than not that the Company will realize the approximately $2.9 million in net deferred tax assets as of September 30, 1997, but no assurances can be provided in that regard.

  As of September 30, 1997, the Company had research credit carryforwards of approximately $1,012,000 for federal tax purposes and $222,000 research credit carryforwards for state tax purposes. If not utilized, the federal credit carryforwards will expire in years 2009 through 2012. Also, the Company had alternative minimum tax credit carryforwards of approximately $183,000.

                         NETOPIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5. STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN

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

 Common Stock Warrants

  Warrants to purchase 60,000 shares of common stock were issued in fiscal 1997 for consulting services provided. The warrants will expire on April 22, 2002. The exercise price of the warrants was $4.00. The Company recognized an expense of $60,000 for the issuance of these warrants.

 Stock Option Plan

  On April 16, 1996, the Board adopted the 1996 Stock Option Plan (the ''1996 Plan'') providing for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options are granted at the discretion of the Board of Directors.

  The 1996 Plan succeeds the previous equity incentive program and 3,166,995 shares of the Company's Common Stock have been authorized under the 1996 Plan. This share reserve is comprised of (i) 294,945 shares available for issuance under the predecessor plan and 1,372,050 shares subject to outstanding options thereunder at March 31, 1996 and (ii) an additional increase of 1,500,000 shares. As of September 30, 1997 the 1996 Plan share reserve of 2,909,584 shares is comprised of (i) 2,867,200 shares subject to outstanding options and (ii) 42,384 shares available for grant.

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

  Included in the 1996 Plan is a provision for the automatic grant of non-statutory options to non-employee Board of Director members of 25,000 shares on the effective date of the Company's proposed IPO at the initial offering price. These shares have been granted to three non-employee Board of Director members. Thereafter, each new director will be granted an option to purchase 25,000 shares of Common Stock on the date they become a Board member of the Company at the then current fair market value. Options issued to Directors are exercisable

                         NETOPIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

immediately subject to the Company's right of repurchase. The Company's right to repurchase will lapse ratably over five years or upon the Director's departure from the Board.

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

  The Company has recorded deferred compensation of $90,000 for the difference between the grant price and the deemed fair value of the Common Stock underlying options granted in October and December of 1995. This amount is being amortized over the vesting period of the individual options, generally five years. Amortization of deferred compensation is being charged to operating expense.

  In 1990, the Company effected a recapitalization whereby each share of the Company's Common Stock outstanding or reserved for issuance upon exercise of options was converted into a unit for one share of Common Stock and one share of Series A Preferred Stock. The options relating to these units are included in the table below. In January 1997, the Company repriced 180,840 outstanding options to $5.63, no directors or officers of the Company received repriced options. The options relating to this action are reflected in the table below.

   The following table summarizes activity under the 1996 Plan (and its predecessor):

                                                      INCENTIVE STOCK OPTIONS
                                         -------------------------------------------------
                                                                      UNITS OF 1 SHARE
                                                                   -----------------------
                                                                    EACH COMMON STOCK AND
                                                                     SERIES A PREFERRED
                                               COMMON STOCK                 STOCK
                                         -------------------------------------------------
                                         NUMBER OF      PRICE        NUMBER OF     PRICE
                                          OPTIONS       RANGE         OPTIONS      RANGE
                                         -------------------------------------------------
Outstanding as of September 30, 1994...  1,056,387      1.00-1.20        40,308      $3.68
Options granted........................    517,975      1.20-1.60            --
Options exercised......................   (113,177)     1.00-1.20       (40,308)     $3.68
Options canceled.......................   (110,646)     1.00-1.60            --
                                         --------------------------------------
Outstanding as of September 30, 1995...  1,350,539      1.00-1.60            --
Options granted........................    518,975     1.60-16.00            --
Options exercised......................   (135,238)   1.00 - 1.60            --
Options canceled.......................   (132,971)    1.00-12.50            --
                                         --------------------------------------
Outstanding as of  September 30, 1996..  1,601,305   $ 1.00-16.00            --
Options granted........................  1,787,365   $ 4.00-13.25            --
Options exercised......................   (194,535)  $ 1.00-11.25            --
Options canceled.......................   (326,935)  $ 1.00-15.00            --
                                         --------------------------------------
Outstanding as of  September 30, 1997..  2,867,200   $ 1.00-16.00            --
                                         ======================================
Exercisable............................    882,280                           --
                                         ==========                 ===========

                         NETOPIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  The following table summarizes information about stock options outstanding at September 30, 1997:

                                          Options Outstanding                        Options Exercisable
                        ---------------------------------------------------------------------------------------
                             Number of       Weighted
                            Outstanding       Average                             Number
                            shares as of     Remaining          Weighted      Exercisable as      Weighted
    Range of               September 30,    Contractual         Average        of September        Average
Exercise Prices                 1997           Life          Exercise Price      30, 1997      Exercise Price
----------------        ---------------------------------------------------------------------------------------
     $      1.00                287,752        3.89            $ 1.00            287,752           $ 1.00
     $      1.20                432,285        6.45              1.20            274,355             1.20
     $ 1.60-4.00                407,237        8.43              2.71            130,645             2.14
     $ 4.13-4.50                298,251        9.51              4.39             33,384             4.37
     $ 4.63-5.13                 68,250        9.83              4.64                  -                -
     $      5.25                518,500        9.92              5.25                  -                -
     $ 5.32-6.34                269,525        9.24              5.60             43,021             5.60
     $      6.38                464,750        9.25              6.38             86,598             6.38
     $9.50-11.25                 45,650        8.77              9.95             11,525             9.97
     $     16.00                 75,000        8.70             16.00             15,000            16.00
                        ---------------------------------------------------------------------------------
     $1.00-16.00              2,867,200        8.31            $ 4.32            882,280           $ 2.49
                        =================================================================================

 1996 Employee Stock Purchase Plan

   On April 16, 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the ''Purchase Plan'') and reserved 300,000 shares of Common Stock for issuance under the Purchase Plan. To date an additional 200,000 shares have been approved for issuance under the Purchase Plan. As of September 30, 1997, 178,236 shares have been issued under the Purchase Plan.

 Pro Forma Disclosure - Compensatory Stock Arrangements

  Stock options are granted at not less than the fair market value of the Common Stock on the date of grant. All options expire no later than ten years from the date of grant. The Company has adopted the Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock Based Compensation" which was issued in October 1995. In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the far value of shares purchased under the plan as prescribed by FAS 123, net income (loss) and per share results would have been the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                           Year Ended September
                                                    30,
                                        ------------------------
                                             1996        1997
                                          ----------  -----------

Net income (loss) - as reported               $3,701     $  (529)
Net income (loss) - pro forma                 $3,492     $(1,109)

Net income (loss) per share- as reported      $ 0.33     $ (0.05)
Net income (loss) - per share pro forma       $ 0.32     $ (0.10)


The effect on net income (loss) and net income (loss) per share is not expected to be indicative of the effects on results in future years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable while the Company's employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require the

                         NETOPIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

input of highly subjective assumptions including the expected stock price volatility. The fair value of each option grant and share purchased under the Purchase Plan are estimated on the date of grant or share purchase using the Black-Scholes option-pricing model with the following assumptions:

                           Year Ended September 30,
                         -------------------------
                              1996         1997
                           -----------  -----------

Expected volatility                70%          70%
Risk-free interest rate           5.6%         5.6%
Expected dividend yield            --           --

     The expected lives of options under the Employee Stock Option and Employee Stock Purchase Plans are estimated at four years and six months, respectively.

  The effect of applying FAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) for the future years because pro forma net income (loss) reflects compensation costs only for stock options granted in fiscal 1996 and 1997, and does not consider compensation costs for stock option granted prior to October 1, 1995.

6. COMMITMENTS AND CONTINGENCIES

 Leases

  The Company conducts its operations in leased facilities and with equipment under operating lease agreements expiring at various dates through 2002.

  The following is a schedule of future minimum rental payments required under these leases that have initial or remaining noncancelable lease terms in excess of one year (in thousands):


YEARS ENDING SEPTEMBER 30,
--------------------------
          1998...............................   $  432
          1999...............................       55
          2000...............................       36
          2001...............................       37
          2002...............................       33
               Total minimum lease payments..   $  593
                                                ======

  Total rental expense for all operating leases amounted to approximately $1,169,000, $1,117,000 and $1,156,844 for the years ended September 30, 1995,
1996 and 1997, respectively.

 Litigation

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

                         NETOPIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7. SIGNIFICANT CUSTOMERS AND REVENUE BY GEOGRAPHIC REGION

  During the years ended September 30, 1995, 1996 and 1997, one customer accounted for approximately 22%, 18% and 19%, respectively, and a second customer accounted for approximately 13%, 11% and 10%, respectively, of total net revenues. No other customers have accounted for 10% or more of the Company's total revenue for the last three fiscal years.

  Revenue by geographic region are as follows (in thousands):

                             YEARS ENDED SEPTEMBER 30,
                            ----------------------------
                              1995      1996      1997
                            ----------------------------
United States...........     $40,552   $43,609   $37,237
Europe..................       8,833     9,274     9,058
Asia/Pacific............       5,355     6,322     3,824
Canada..................       1,443     1,263     1,204
Latin America...........       1,006     1,136       870
                          ------------------------------
     Total revenues.....     $57,189   $61,604   $52,193
                          ==============================

The Company has no material operating assets outside the United States.