Form 10-K/A
period 1997-09-30
NETOPIA INC
filed 1998-01-08
CIK 1012482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for its Annual Stockholders Meeting to be held on February 18, 1998 is incorporated by reference in Part III of this Form 10-K.



Explanatory Note

    This Amendment amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 1997. The cover page "DOCUMNETS INCORPORATED BY REFERENCE" has been amended to reflect the Annual Meeting date of February 18, 1998.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of Alameda, State of California on this 8th day of January, 1998.

NETOPIA, INC.

BY:
/s/ Alan B. Lefkof



Alan B. Lefkof
President and Chief Executive Officer

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Signature                              Date

/s/ Alan B. Lefkof                     January 8, 1998
Alan B. Lefkof

President, Chief Executive Officer and
Director (Principal Executive Officer)



/s/ James A. Clark                    January 8, 1998
James A. Clark

Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Reese M. Jones                   January 8, 1998
Reese M. Jones

Chairman of the Board of Directors


/s/ Bandel L. Carano                January 8, 1998
Bandel L. Carano

Director


/s/ David F. Marqurdt               January 8, 1998
David F. Marquardt

Director

/s/ James R. Swartz                 January 8, 1998
James R. Swartz

Director