Form 10-Q
period 1997-12-31
NETOPIA INC
filed 1998-02-13
CIK 1012482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997
OR

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

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes                               NO
  x


As of February 2, 1998 there were 11,610,375 shares of the Registrant's common stock outstanding.


NETOPIA, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	                           PAGE
Item 1.	Condensed Financial Statements

Condensed Consolidated Balance Sheets
At September 30, 1997 and December 31, 1997            		   3

Condensed Consolidated Statements of Operations
For the three months ended December 31, 1996 and 1997       4

Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 1996 and 1997        5

Notes to Condensed Consolidated Financial Statements         6

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations	              	7

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	                    20

SIGNATURE                                                    21

INDEX TO EXHIBITS                                            22


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

NETOPIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                         September 30, 1997              December 31, 1997
                                                                                           (unaudited)
Current assets:
Cash and cash equivalents                             $      14,444                           $       13,734
	Short-term investments                                      27,192                                   27,568
	Trade accounts receivable, net of allowances
    of $1,127 and $1,154 at September 30, 1997
    and December 31, 1997, respectively                       8,332                                    6,888
	Inventories, net                                             4,421                                    4,988
	Deferred tax asset                                           1,463                                    1,463
	Prepaid expenses and other current assets                      790                                      588
                                                          -----------                             ----------
      Total current assets                                   56,642                                 55,229
Furniture, fixtures, and equipment, net                       2,321                                  2,111
Deferred tax assets, long-term                                1,406                                  1,406
Deposits and other assets                                       632                                    804
                                                          ------------                            --------------
	Total assets                                             $   61,001                             $   59,550
                                                           ===========                             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities              $    4,497                                $   4,029
   Accrued compensation                                       1,237                                    1,417
   Deferred revenue	                                            874                                      860
   Other current liabilities                                     55                                       15
                                                        --------------                               --------
                      Total current liabilities               6,663                                    6,321
Other long-term liabilities                                     361                                      260
                                                       ---------------                              -------------
                      Total liabilities                       7,024                                    6,581
                                                        --------------                              ------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock: $0.001 par value, 5,000,000 shares
    authorized; none outstanding                               __                                        __
    Common stock:  $0.001 par value, 25,000,000 shares
     authorized; 11,492,762 and 11,522,921 shares issued
     and outstanding at September 30, 1997 and December 31,
     1997, respectively                                        12                                       12
   Additional paid-in capital                              50,568                                   50,610
   Deferred compensation	                                     (54)                                     (49)
   Retained earnings                                        3,451                                    2,396
                                                       -------------                              ------------
             Total stockholders' equity                    53,977                                   52,969
                                                       -------------                              -----------
Total liabilities and stockholders' equity           $     61,001                                  $59,550
                                                          ========                                  =======
See accompanying notes to Condensed Consolidated Financial Statements.

NETOPIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

                                            Three Months Ended December  31,
                                              ___________________________
                                              1996                   1997
Revenues:
Internet/Intranet products            $     4,805               $     5,463
LAN products                                8,658                     5,002
                                          ----------              ----------
Total revenues                             13,463                    10,465

Cost of revenues:
Internet/Intranet products                  1,554                     1,721
LAN products                                5,310                     3,243
                                          ---------                 --------
Total cost of revenues                      6,864                     4,964

Gross profit                                6,599                     5,501

Operating expenses:
Research and development                    2,167                     2,253
Selling and marketing                       3,801                     4,565
General and administrative                    837                       880
                                         ----------                 -------
Total operating expenses                    6,805                     7,698
                                         ----------                ----------
Operating loss                               (206)                   (2,197)

Other income, net                              388                      573
                                         ----------                 ------------
Income (loss) before income taxes              182                   (1,624)

Income tax provision (benefit)                  64                     (569)
                                          ----------               ------------
Net income (loss)	                       $      118            $      (1,055)
                                           =========                =========
Basic net income (loss) per common share $     0.01            $        (0.09)
                                           =========                =========
Diluted net income (loss) per common and
 common equivalent share                  $     0.01             $       (0.09)
                                            =========                  =========
Common shares used in the calculations of
 basic net income (loss) per share            11,129                     11,511
                                            =========                  =========
Common and common equivalent shares used
 in the calculations of diluted
 net income (loss) per share                  12,447                    11,511
                                            =========                  =========

See accompanying notes to Condensed Consolidated Financial Statements.

NETOPIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                Three Months Ended December 31,
                                                ____________________________
                                                1996                    1997
Cash flows from operating activities:
   Net income (loss)                          $   118          $      (1,055)
   Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
         Depreciation and amortization            474                    415
         Amortization of deferred compensation      4                      5
         Changes in assets and liabilities:
                Trade accounts receivable, net   1,825                 1,444
                 Inventories, net                 (475)                 (567)
                 Prepaid expenses, deposits and
                 other assets                       40                    34
                 Accounts payable and accrued
                    liabilities                 (1,285)                 (468)
                 Other liabilities                 132                   134
                 Deferred revenue                  (32)                 (111)
                                                ----------          ---------
                   Net cash provided by (used in)
                      operating activities          801                 (169)
                                                ----------          -----------
Cash flows from investing activities:
          Purchase of short-term investments    (29,011)             (13,566)
          Proceeds from the sale of short-term
                investments                      25,044               13,190
          Acquisition of furniture,
             fixtures and equipment                (331)                (177)
          Capitalization of software development    ___                  (30)
                                               ----------         -----------
            Net cash used in investing activities (4,298)               (583)
                                               ----------         -----------
Cash flows from financing activities:
          Proceeds from issuance of
            common stock, net                          10                 42
                                                  ----------       -----------
          Net cash provided by financing activities    10                 42
                                                  ----------       -----------
Net decrease in cash and cash equivalents           (3,487)             (710)
Cash and cash equivalents, beginning of period      19,910            14,444
                                                  ----------        -----------
Cash and cash equivalents, end of period	      $    16,423       $    13,734
                                                  =========          ========
Supplemental disclosures of cash flow information:
              Interest paid                       $      1       $          1
                                                   =========         ========
              Income taxes paid                   $      1       $          5
                                                   =========         ========

See accompanying notes to Condensed Consolidated Financial Statements.

NETOPIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as included in the Company's Annual
Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended December 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1998.

2. Recent Accounting Pronouncements
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition".
SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and will require the Company to modify certain aspects of its revenue recognition policies.
The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's consolidated results of operations.

3. Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventory consisted of the following
(in thousands, net):

                                                                        September 30, 1997           December 31, 1997
Raw materials and work in process                     $      1,966                       $    1,943
Finished goods                                                            2,455                             3,045
                                                                                  ---------                      ------------
                                                                           $       4,421                      $    4,988
                                                                            ========                     ========

4. Furniture, Fixtures and Equipment, net (in thousands):

                                                                         September 30, 1997           December 31, 1997
Furniture, fixtures and equipment                         $   13,105                         $     13,282
Accumulated depreciation and amortization	             (10,784)                             (11,171)
                                                                                 -----------                         ------------
                                                                             $      2,321                        $      2,111

5. Net Income Per Share

         Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. Dilutive common equivalent shares consist of stock options and stock warrants.

COMPUTATION OF PER SHARE EARNINGS (LOSS)
 (in thousands, except per share amounts)
                                               Three Months Ended December 31,
                                               ____________________________
                                               1996                    1997
Computation of basic net income (loss) per
      common share:
    Net income (loss)                        $    118              $  (1,055)
                                                ======               ========
    Weighted average number of common
       stock outstanding                        11,129                 11,511
                                                ======               ========
    Basic net income (loss) per common share  $   0.01             $    (0.09)
                                                ======                ========
Computation of diluted net income (loss)
  per common and common equivalent share:
    Net income (loss)                        $    118              $   (1,055)
                                               ======                 ========
    Weighted average number of common
      stock outstanding                         11,129                  11,511
    Number of common stock equivalents as a
      result of stock options outstanding
      using the treasury stock method            1,318                    __
                                              ----------            ------------
Shares used in per share calculation            12,447                  11,511
                                               ========               ========
Diluted net income (loss) per common and common
    equivalent share                         $     0.01           $     (0.09)
                                                 ========             ========

Item 2.	Management's Discussion and Analysis of Financial Condition
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

RESULTS OF OPERATIONS
Three Months Ended December 31, 1996 and 1997

Revenues. The Company's total revenues are derived from the sale of Internet/Intranet connectivity and software products and Farallon LAN connectivity products. Internet/Intranet product revenues include license revenues for Timbuktu Pro software and Netopia Virtual Office software, sales of the Netopia family of Internet connectivity products and fees for related services. LAN products revenue is derived primarily from the sale of Ethernet, EtherWave, Fast Ethernet and LocalTalk compatible products which include the PhoneNET system of network connectivity products, of which a substantial majority have been sold to Macintosh operating sytem
("Mac OS") customers. Revenue relating to the sale and licensing of hardware and software products is recognized upon shipment of the products by the Company and service revenue is recognized ratably over the term of the contract. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. Revenue is recorded net of an estimated allowance for returns. Any product returns or price decreases in the future that exceed the Company's allowances may materially adversely affect the Company's business, operating results and financial condition.

The Company's total revenues decreased 22.3% from $13.5 million to $10.5 million for the three months ended December 31, 1996 and 1997, respectively. Internet/Intranet products revenue increased 13.7% from $4.8 million to $5.5 million for the three months ended December 31, 1996 and 1997, respectively. The increase in Internet/Intranet revenue was primarily due to increased sales of the Netopia family of Internet connectivity products as well as increased sales of the Windows version of Timbuktu Pro collaboration software. Netopia Internet connectivity products revenue increased primarily due to increased sales of the "So-Smart" ISDN Netopia routers and international shipments of the Netopia ISDN routers. partially offset by decreased sales of Netopia ISDN routers in North America. LAN products revenue decreased 42.2% from $8.7 million to $5.0 million for the three months ended December 31, 1996 and 1997, respectively. The decrease was primarily due to declining volume and average selling prices of Ethernet, EtherWave and LocalTalk products, partially offset by increased sales of Fast Ethernet switch products which were not yet shipping during the three months ended December 31, 1996. The Company believes LAN products revenue was adversely affected by declining sales of Macintosh computers and Apple's loss of market share as well as by the reduction in the sales of Macintosh clone computers due to the elimination of a number of Macintosh cloning licenses issued by Apple and customer order deferrals in anticipation of the U.S. federal government's E-Rate program. LAN products revenue accounted for 64.3% and 47.8% of the Company's total revenues for the three months ended December 31, 1996 and 1997, respectively. Internet/Intranet products revenue accounted for 35.7% and 52.2% of the Company's total revenues for the three months ended December 31, 1996 and 1997, respectively.

  	As the Company continues to focus on increasing its Internet/Intranet business and as a result of variable average selling prices of the Company's LAN products, declining sales of Mac OS computers and competitive factors, the Company expects that LAN products revenue may decline further. As a result, the Company's future operating results are dependent upon market acceptance of its Internet/Intranet products and enhancements thereto. Historically, the Company has been dependent upon sales of its LAN products, and to the extent that continuing declines in revenues from LAN products is not offset by increases in revenue from other sources, such as sales of the Company's Internet/Intranet products, then the Company's business, operating results and financial condition will be materially adversely affected. There can be no assurance that the Company's increasing focus on its Internet/Intranet products will offset the decline in revenues from its LAN products. Should the Company's Internet/Intranet products and enhancements not gain market acceptance, particularly in the Windows market, the Company's business, operating results and financial condition will by materially and adversely affected.

Netopia sells its Internet/Intranet and LAN products and related maintenance, support and other services primarily through distributors, while certain products are also sold directly through select Internet Service Providers ("I SPs") and Value Added Resellers ("VARs") or directly by the Company to corporate accounts and higher education institutions.Revenues from distributors accounted for 54% and 52% of the Company's total revenues for the three months ended December 31, 1996 and 1997, respectively. The Company's three largest distributors accounted for 35% and 31% of the Company's total revenues for the three months ended December 31, 1996 and 1997, respectively. During the three months ended December 31, 1996 and 1997, revenue from Ingram accounted for 20% and 17% of the Company's total revenues, respectively and revenue from MicroWarehouse accounted for 10% and 9% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the three months ended December 31, 1996 and 1997. The Company intends to continue to use its existing ISPs and VARs to sell the Company's Internet/Intranet products, and to recruit additional ISPs and VARs and pursue other marketing channels in the future. There can be no assurance that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, or that these distributors will not devote greater resources to marketing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors could have a material adverse effect on the Company's business, operating results and financial condition.

International revenues accounted for 28% and 35% of the Company's total revenues for the three months ended December 31, 1996 and 1997, respectively and are derived primarily from Europe and the Pacific Rim. Revenues from Europe accounted for 18% and 25% of total revenues for the three months ended December 31, 1996 and 1997, respectively, and revenues from the Pacific Rim account for 6% of total revenues for each three month period ended December 31, 1996 and 1997. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, the current economic situation in Asia and Japan and movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

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

Gross Margin.  The Company's gross margin for Internet/Intranet and
LAN products is affected by many factors, including pricing strategies, royalties paid to third parties, standard cost changes, new versions of existing products and product mix. The Company's total gross margin increased from 49.0% to 52.6% for the three months ended December 31, 1996 and 1997, respectively. The Company's gross margin for Internet/ Intranet products increased from 67.7% to 68.5% for the three months ended December 31, 1996 and 1997, respectively, primarily due to cost reductions on both ISDN routers and shrinkwrap software as well as increased sales of higher margin international ISDN routers, partially offset by reduced average selling prices of its Netopia routers due to price competition and increased proportion of revenue from Internet/Intranet hardware products which carry a lower margin than the Company's software products. The Company's gross margin for LAN products decreased from 38.7% to 35.2% for the three months ended December 31, 1996 and 1997, respectively. The decrease was primarily due to declining average selling prices as a result of increased price competition and a reduced proportion of sales from higher margin Etherwave products, partially offset by cost reductions and a higher proportion of sales from Fast
Ethernet products. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company and external market factors including but not limited to price competition. The
Company's Internet/Intranet software products have a higher average gross margin than the balance of the Company's products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there will be a material adverse effect on the Company's business, operating results and financial condition.

Research and Development. Research and development expenses increased 4.0% from $2.2 million to $2.3 million for the three months ended December 31, 1996 and 1997, respectively. The increase was primarily due to the localization of software products for Europe and Japan. Research and development expenses represented 16.1% and 21.5% of total revenues for the three months ended December 31, 1996 and 1997, respectively. The Company believes that it will continue to devote substantial resources to product development and that future research and development expenses may increase in absolute dollars. Historically, the Company has believed its process for developing software is essentially completed concurrently with the establishment of technological feasibility and no internal software costs have been capitalized to date. During the three months ended December 31, 1997, $30,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with a third party, have been capitalized. No software development costs were capitalized during the three months ended December 31, 1996.

Selling and Marketing. Selling and marketing expenses increased 20.1% from $3.8 million to $4.6 million for the three months ended December 31, 1996 and 1997, respectively. The increase was primarily due to increased headcount and costs related to non-recurring organizational changes, increased print and electronic advertising and trade show costs related to the introduction of Netopia Virtual Office and other Internet/Intranet products as well as costs incurred for the Corporate name change. Such expenses represented 28.2% and 43.6% of total revenues for the three months ended December 31, 1996 and 1997, respectively. The Company believes that future selling and marketing expenses may increase in absolute dollars primarily due to personnel related expenses and increased advertising and promotional activities.

General and Administrative. General and administrative expenses increased 5.2% from $837,000 to $880,000 for the three months ended December 31, 1996 and 1997, respectively. Such expenses represented 6.2% and 8.4% of total revenues for the three months ended December 31, 1996 and 1997, respectively. The Company believes that future general and administrative expenses may increase in absolute dollars as the Company adds infrastructure, such as expenses to maintain and support the Company's web related activities and incurs additional costs related to being a public company, such as expenses related to investor relations programs, insurance and increased professional fees.

Other Income, net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments.

Provision for Income Taxes. The effective tax rate was 35% for the each of three months ended December 31, 1996 and 1997. This rate differs from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments and the utilization of research and tax credits.

In fiscal 1997, the Company believed that, based upon available objective evidence, there was sufficient uncertainty regarding the realizability of certain of its deferred tax assets to warrant a partial valuation allowance, primarily related to the expected realizability of its research credit carryforwards. The factors considered included the relatively shorter product life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates related thereto, and limits on the carryback potential for realizing certain deferred tax assets. Management believes that it is more likely than not that the Company will realize the approximately $2.9 million in net deferred tax assets as of December 31, 1997, but no assurances can be provided in that regard. To the extent that the Company cannot achieve consistent profitability in the near future or as a result of acquisition or divestiture activity, the Company may be required to record a full valuation allowance against its remaining net deferred tax assets. In the event the Company records a full valuation allowance against its deferred tax assets, the Company's operating results would be materially and adversely affected.


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

    Fluctuations in Quarterly Results; Future Operating Results
Uncertain. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. For example, the Company has recently experienced quarterly losses and experienced a loss for fiscal 1997. The Company's operating results depend on factors such as changes in networking and communications technologies, price and product competition, usage of the Internet and developments and changes in the Internet market, the demand for the Company's products, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, the size and timing of distributor and end user orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals for budgetary or other reasons including but not limited to government programs such as E-Rate, manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, changes in the level of operating expenses, the timing of research and development expenditures, the level of the Company's international revenues. The Company's results also depend on factors such as demand for Apple's products, customer order deferrals in anticipation of new MacOS product offerings, the elimination of a number of Macintosh cloning licenses issued by Apple and potential limitations on the retail distribution of Apple products. The Company's gross margins and operating results depend on factors such as raw material costs, write-offs of obsolete inventory, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin as well as changes in the mix of channels through which the Company's products are offered. Additionally, the Company's operating results depend on general factors such as personnel changes, changes in the Company's strategy, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad, and economic conditions specific to the industries in which the Company competes, among others. The Company's limited
Internet/Intranet operating history and the dynamic market environment in which the Company competes makes the prediction of future Internet/Intranet operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often shipped and recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of a particular quarter. The Company typically experiences significant volumes of shipments at the end of the quarter which may be exposed to delays caused by shipping halts or other factors beyond the Company's control. In addition, the Company recognizes revenue on products sold through distributors upon shipment to the distributor. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The Company's business also has experienced seasonality in the past, largely due to customer buying patterns such as budgeting cycles of educational institutions that purchase the Company's products and the summer slow down in most European markets. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such seasonality will occur in a manner consistent with prior periods.

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

	Dependence on LAN Products; Declining LAN Business.
Historically, the Company has derived a substantial portion of its revenue from LAN products, which represented 64% and 48% of total revenues for the three months ended December 31, 1996 and 1997, respectively.
These products have experienced variable average selling prices and gross margins, and declining sales volumes. The Company anticipates that the average selling prices and gross margins of its existing LAN products will continue to decline. Accordingly, to the extent the revenue product mix for any particular period includes a substantial proportion of LAN products, the Company's total gross margin will be adversely affected. To date, the Company has been able to partially reduce the decline in total gross margin by reducing the manufacturing cost of products and by introducing new products with higher margins. There can be no assurance that the Company will achieve any such reductions in the future or that new products will achieve market acceptance. Although the Company's Internet/Intranet products currently carry a higher average gross margin than its LAN products, the Company anticipates that competitive pressures in its Internet/Intranet business may result in declining average selling prices and gross margins in this business as well. Historically, a substantial majority of the Company's LAN products revenue have been derived from sales of products designed for Apple Mac OS and compatible computers. Net revenues and operating results from the Company's LAN products fluctuated on a quarterly basis during fiscal 1997. The Company expects that net revenues and operating results from LAN products may decrease in the future as a result of declining sales and average selling prices, Apple's incorporation of built-in Ethernet connectivity into certain of its computers, declining sales of Mac OS computers, elimination of a number of the Mac OS licenses issued by Apple, Apple's loss of market share as well as competition in the LAN products market. As a result of technical characteristics in the Mac OS environment, Fast Ethernet products, in general, have not delivered expected performance levels. If these technical characteristics are not addressed in the future, then Fast Ethernet product sales in the Mac OS market segment will be below the Company's expectations, and operating results may be materially and adversely affected.

      Dependence on Apple; Competition with Apple Products. The
Company believes that over 90% of its LAN products revenue are derived from customers purchasing products for the Apple Mac OS environment. Accordingly, the Company is substantially dependent on the market for Mac OS computers and the development and sale of new Apple computers, particularly sales of such computers into business environments. There can be no assurance that competitive personal computers will not displace the Mac OS products or reduce sales of Mac OS products. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products. The inability of Apple to successfully develop, manufacture, market or sell new products, and any decrease in the sales or market acceptance of the Mac OS family of computers, would have a material adverse effect on the Company's business, operating results and financial condition. For example, during fiscal 1997 and the first quarter of fiscal 1998, the Company believes revenues were adversely affected by declining sales of Macintosh computers and Apple's loss of market share.

        The Company relies on an informal working relationship with Apple in connection with the Company's LAN product development efforts. Although the Company and Apple have maintained a cooperative working relationship since the Company's founding, Apple is under no obligation to continue to share product information or otherwise cooperate with the Company. In addition, there can be no assurance that Apple will continue to work cooperatively with the Company in connection with the Company's product development efforts. The absence of such cooperation in the future, as a result of the continued restructuring in process at Apple, including but not limited to the search for a new chief executive officer, or any other factors, could have a material adverse effect on the Company's business, operating results and financial condition. Apple currently offers products that compete directly with certain of the Company's products. The Company anticipates that Apple will continue to incorporate additional connectivity technologies into more of its products in the future, which will adversely affect sales of the Company's
LAN products. Since Apple has substantially greater financial,technical,sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base, Apple may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. The Company believes that it is likely that Apple will continue to sell separately or bundle with its computers certain network connectivity products, such as 10Mbps and 100Mbps adapters, similar to the Company's Ethernet and Fast Ethernet products.
Any such additional bundling or enhancement by Apple could have a material adverse effect on the Company's business, operating results and financial condition.

        Due to all of the foregoing factors, the Company continues to focus on the development of its Internet/Intranet business. As a result, the Company's future operating results are dependent upon continued and increasing market acceptance and penetration of its Internet/Intranet products and enhancements thereto, particularly in the Windows market. However, the Company's operating results will continue to be adversely affected to the extent that declines in revenues from LAN products are not offset by increases from other sources, such as revenues from the Company's Internet/Intranet products. There can be no assurance that the Company's increasing focus on its Internet/Intranet products will offset the decline in revenues from its LAN products. Should the Company's Internet/Intranet products and enhancements not gain market acceptance, particularly in the Windows market, the Company's business, operating results and financial condition will be materially and adversely affected.

     Competition. The markets for the Company's products and services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEM product manufacturers of Internet access and remote LAN access equipment, manufacturers of remote control and screen sharing software and manufacturers of LAN client access and network systems products. In the Internet access and remote LAN access equipment market, the Company competes primarily with Ascend, Cisco, 3Com/U.S. Robotics,
Ramp Networks, Intel, Toshiba and several other companies. In the remote control, screen sharing and collaboration software markets, the Company competes primarily with Symantec, Microsoft, Tivoli (IBM), Lotus (IBM),
Stac Electronics, Netscape, Microcom (Compaq), Computer Associates,
Network Associates (formerly McAfee), Hot Office and several other companies. In the LAN client access and network systems product market, the Company competes primarily with Apple, Asante, Dayna (currently being acquired by Intel), Global Village and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. For example, Microsoft has available for free, via download on the Internet, communications and collaboration software compatible with the Microsoft Internet
Explorer and has publicly stated that they are committed to integrating Internet technology into existing products at no additional cost to customers. This software product, which enables real-time communication within a workgroup, as well as similar future product offerings from Microsoft, could undermine the Company's ability to market its Timbuktu Pro and/ or Netopia Virtual Office collaboration software. In addition, Netscape also offers software that enables dispersed work groups to collaborate in the work environment. Accordingly, there can be no assurance that the Company can continue to market its collaboration software, which would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors have introduced free and/or paid guaranteed service and support programs that appear to be similar to the Company's Up &
Running, Guaranteed! program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program, which could have a material and adverse effect upon the Company's business, operating results and financial condition. The markets in which the Company currently competes are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Consolidations in the networking environment continue to create companies with substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base. These companies may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in the loss of market share, further price reductions and reduced gross margins, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

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

     New Product Development and Rapid Technological Change.
The personal computer industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's Netopia Internet connectivity hardware products currently operate only over ISDN, Fractional T1/T1, Fractional E1/E1 and Frame Relay telecommunication service. As other communications technologies, such as 56K analog modems, ATM, xDSL and communication over cable or wireless networks, are developed or gain market acceptance, the Company will be required to enhance its Internet connectivity products to support such technologies, which will be costly and time consuming. If the Company is unable to modify its products to support new Internet access technologies, or if technologies supported by current products do not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as a result of deemphasis of these technologies by communications service providers, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the Company has historically derived a substantial majority of its revenues from the sale of Ethernet connectivity products. In the event that current Ethernet network technology is modified or replaced and the Company is unable to modify its products to support new Ethernet technologies or alternative technologies, the Company's business, operating results and financial condition could be materially adversely affected. The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchase of existing Company products.
Such deferral of purchases could have a material adverse effect on the Company's business, operating results and financial condition.


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

      As of January 1, 1998, Netopia's research and development staff consisted of 68 employees. Of these employees 60 were focused primarily on Internet/Intranet product development and 8 were focused primarily on LAN product development. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel, the failure of which could have a material adverse effect on the Company's business, operating results and financial condition.

   Management of Changing Business. The Company has shifted its business strategy from providing only LAN products to reducing its reliance on LAN products and focusing development and management efforts on its Internet/Intranet business. This transition represents a significant challenge for the Company and its administrative, operational and financial resources and places increased demands on its systems and controls. The Company's ability to manage the continuing development of its Internet/Intranet business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to modify its manufacturing capabilities.This transition has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that any growth in its Internet/Intranet business will require it to recruit and hire a substantial number of new engineering, sales and marketing, customer service, administrative and managerial personnel. There can be no assurance that the Company will be successful in hiring or retaining these personnel, if needed. In addition, certain aspects of the Company's Internet/Intranet business require volume sales to achieve profitability. If the Company is unable to achieve such volumes or to manage the transition effectively, the Company's business, operating results and financial condition will be materially and adversely affected.

         Dependence on Distributors. The Company relies primarily on distributors for the sale of its Internet/Intranet and LAN products. Revenues from distributors accounted for 54% and 52% of total for the three months ended December 31, 1996 and 1997, respectively. A substantial amount of the Company's revenues are generated from a limited number of these distributors. The Company's three largest distributors accounted for 35% and 31% of total revenues for the three months ended December 31, 1996 and 1997, respectively. During the three months ended December 31, 1996 and 1997, revenue from Ingram accounted for 20% and 17% of the Company's total revenues, respectively and revenue from MicroWarehouse accounted for 10% and 9% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the three months ended December 31, 1996 and 1997. The distribution of LAN products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. There can be no assurance that Ingram and MicroWarehouse will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors which operate on a purchase order basis. The Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors,that these distributors will not devote greater resources to marketing products of other companies or that internal staffing changes or other changes at the Company's distributors will not disrupt historical purchasing or payment patterns. Accordingly, the loss of, or a significant reduction in revenue from, one of the Company's distributors, could have a material adverse effect on the Company's business, operating results and financial condition.

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

         International Operations. International revenues accounted for 28% and 35% of the Company's total revenues for the three months ended December 31, 1996 and 1997, respectively and are derived primarily from Europe and the Pacific Rim. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, the current economic situation in Asia and Japan and movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

   The Company's international business is subject to inherent risks, including but not limited to the impact of possible and existing recessionary environments in economies outside the United States, costs of localizing products for foreign countries,longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements,difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences and political and economic instability.
In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia including the People's Republic of China, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the Company will be able to sustain or increase international revenues, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and its business, operating results and financial condition. The Company has a substantial portion of its products and components manufactured by foreign suppliers. The Company's operating results are subject to the risks inherent in international purchases, including, but not limited to, various regulatory requirements, political and economic changes and disruptions, transportation delays, export/import controls, tariff regulations, higher freight rates and potentially adverse tax consequences. Duty, tariff and freight costs can materially increase the cost of crucial components for the Company's products.

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

     The Company does not manufacture any of the components used in its products and performs only limited assembly on some products.
The Company relies on independent contractors to manufacture to specification the Company's components, subassemblies, systems and products. The Company also relies upon limited source suppliers for a number of components used in the Company's products, including certain key microprocessors and integrated circuits. There can be no assurance that these independent contractors and suppliers will be able to timely meet the Company's future requirements for manufactured products, components and subassemblies. The Company generally purchases limited source components pursuant to purchase orders and has no guaranteed supply arrangements with these suppliers. In addition, the availability of many of these components to the Company is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. However, any extended interruption in the supply of any of the key components currently obtained from a limited source would disrupt its operations and have a material adverse effect on the Company's business, operating results and financial condition.
In addition, the Company anticipates that it will be necessary to establish additional strategic relationships in the future,in particular with additional ISPs and VAR's however there can be no assurance that the Company will be able to establish such alliances or that such alliances will result in increased revenues.

     Dependence on Proprietary Rights and Technology. The Company's ability to compete is dependent in part on its proprietary rights and technology.
The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality or license agreements with its employees, resellers, distributors, customers and potential customers and limits access to the distribution of its software, hardware designs, documentation and other proprietary information, however in some instances the Company may find it necessary to release its source code to certain parties, for example the Company entered into a product development agreement pursuant to which it released certain source code to a third party in the People's Republic of China. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology. The Company currently has ten issued United States patents. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is expected to be a persistent problem.
In selling its software products, the Company relies primarily on ''shrink wrap'' licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries where the Company's products are or may be manufactured or sold, particularly developing countries including various countries in Asia, such as the People's Republic of China, do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

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

        Risks Associated with Potential Acquisitions or Divestitures.
The Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings.
In addition, the Company continues to evaluate the performance of all its products and product lines and may sell or discontinue current technologies, products or products lines. Any acquisitions or divestiture may result in potentially dilutive issuance of equity securities, the write-off of software development costs or other assets, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Acquisitions or divestiture would involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, the entry into markets in which the Company has little or no direct prior experience, the potential loss of key employees and the potential loss of key distributor or supplier relationships. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered.

       Lengthy Sales Cycle and Lengthy Partnership Development. The
Company's Internet/Intranet software products are often licensed to customers on a volume license basis for use on private wide area network (''WAN'') Intranets involving thousands of nodes. These licenses often involve significant license and maintenance fees. As a result, the license of the Company's Internet/Intranet software products often involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process for these products is often subject to delays associated with long approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Internet/ Intranet software products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future on Internet/Intranet software or other products.

        The Company's Netopia products are often distributed through partnerships with ISPs, internet content providers and on-line communities. These partnerships often involve lengthy testing and certification studies as well as detailed agreements. As a result, partnerships with ISPs, internet content providers and on-line communities to distribute
Netopia products involve a significant commitment of management attention and resources by prospective partners. Accordingly, the Company's business development process for these distribution channels is often subject to delays associated with long approval processes that typically accompany significant partnership development and capital expenditures. For these and other reasons, the business development process associated with the partnerships are often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future on partnership development.

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


LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and the Initial Public Offering ("IPO") of the Company's Common Stock.
Since inception, the Company has raised $19.4 million from the private sale of equity securities and approximately $24.8 million, net of offering expenses, from the Company's IPO completed in June, 1996. As of December 31, 1997, the Company had cash, cash equivalents and short-term investments representing 69% of total assets.

      The Company used cash from operating activities of $169,000 for the three months ended December 31, 1997. The cash used from operations was primarily due to the net loss of $1.1 million and an increase of $567,000 in inventories, partially offset by the collection of accounts receivable of $1.4 million. Netopia Internet connectivity products and Fast Ethernet products represented 23% and 16% of total gross inventory as of September 30, 1997, respectively, and represented 20% and 14% of total gross inventory as of December 31, 1997, respectively.

     The Company's investing activities have consisted primarily of purchases of short-term investments and capital equipment. Expenditures for capital equipment totaled $177,000 for the three months ended December 31, 1997, representing acquisitions of computer equipment used predominantly in product development.
The Company expects that its capital expenditures will increase in future periods to support new product development and production. The Company's principal commitments consist primarily of leases on its headquarters facilities and certain operating equipment.

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



PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) 	Exhibits

27.1  Financial Data Schedule


(b)	Reports on Form 8-K
     The Company filed an 8-K on November 17, 1997 announcing a corporate name change from Farallon Communications, Inc. to Netopia, Inc. and corresponding NASDAQ ticker symbol change from "FRLN" to "NTPA."



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 13, 1998
       NETOPIA, INC.
						(Registrant)



						By:  /s/ James A. Clark
							James A. Clark
							Vice President and Chief Financial Officer
							(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Description

27.1       	Financial Data Schedule