Form 10-Q
period 1998-03-31
NETOPIA INC
filed 1998-05-15
CIK 1012482

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ______________________________

                                   FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                      OR
[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                        ______________________________

                                (510) 814-5100
             (Registrant's telephone number, including area code)

                        ______________________________

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

     As of April 30, 1998 there were 11,680,356 shares of the Registrant's common stock outstanding.

================================================================================

                                 NETOPIA, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                             PAGE
                                                                                             ----
PART I.         FINANCIAL INFORMATION

Item 1.         Condensed Financial Statements

                Condensed Consolidated Balance Sheets
                At September 30, 1997 and March 31, 1998.....................................   3

                Condensed Consolidated Statements of Operations
                For the three and six months ended March 31, 1997 and 1998...................   4

                Condensed Consolidated Statements of Cash Flows
                For the six months ended March 31, 1997 and 1998.............................   5

                Notes to Condensed Consolidated Financial Statements.........................   6

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................   8

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.............................................  22

SIGNATURE....................................................................................  23

INDEX TO EXHIBITS............................................................................  24


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         NETOPIA, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share amounts; unaudited)

                                                                                     SEPTEMBER 30,                MARCH 31,
                                                                                          1997                      1998
                                                                                     --------------            --------------
Current assets:
   Cash and cash equivalents....................................................          $14,444                   $15,870
   Short-term investments.......................................................           27,192                    24,450
   Trade accounts receivable, net of allowances of $1,127 and $1,169 at
      September 30, 1997 and March 31, 1998, respectively.......................            8,332                     7,253
   Inventories, net.............................................................            4,421                     4,755
   Deferred tax asset...........................................................            1,463                     1,463
   Prepaid expenses and other current assets....................................              790                       709
                                                                                         --------                  --------
         Total current assets...................................................           56,642                    54,500
 Furniture, fixtures, and equipment, net........................................            2,321                     2,131
 Deferred tax assets, long-term.................................................            1,406                     1,406
 Deposits and other assets......................................................              632                       926
                                                                                         --------                  --------
         Total assets...........................................................          $61,001                   $58,963
                                                                                          =======                   =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued liabilities.....................................          $ 4,497                   $ 3,173
   Accrued compensation.........................................................            1,237                     1,402
   Deferred revenue.............................................................              874                       915
   Other current liabilities....................................................               55                       261
                                                                                         --------                  --------
         Total current liabilities..............................................            6,663                     5,751
 Other long-term liabilities....................................................              361                       244
                                                                                         --------                  --------
         Total liabilities......................................................            7,024                     5,995
                                                                                         --------                  --------
 Commitments and contingencies
 Stockholders' equity:
   Preferred stock: $0.001 par value, 5,000,000 shares authorized; none
      issued or outstanding.....................................................               --                        --
   Common stock:  $0.001 par value, 25,000,000 shares authorized; 11,492,732 and 11,631,426 shares issued and outstanding at September 30, 1997 and
      March 31, 1998, respectively..............................................               12                        12
   Additional paid-in capital...................................................           50,568                    50,948
   Deferred compensation........................................................              (54)                      (45)
   Retained earnings............................................................            3,451                     2,053
                                                                                         --------                  --------
         Total stockholders' equity.............................................           53,977                    52,968
                                                                                         --------                  --------
         Total liabilities and stockholders' equity.............................          $61,001                   $58,963
                                                                                          =======                   =======

    See accompanying notes to Condensed Consolidated Financial Statements.

                         NETOPIA, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data; unaudited)

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              MARCH 31,                            MARCH 31,
                                                     -----------------------------        ---------------------------
                                                        1997               1998              1997             1998
                                                     ----------         ----------        ----------       ----------
Revenues:
   Internet/Intranet products........................   $ 4,654           $ 6,252           $ 9,459          $11,715
   LAN products......................................     8,026             5,060            16,684           10,062
                                                        -------           -------           -------          -------
     Total revenues..................................    12,680            11,312            26,143           21,777

Cost of revenues:
   Internet/Intranet products........................     1,704             1,858             3,258            3,579
   LAN products......................................     5,158             3,527            10,468            6,770
                                                        -------           -------           -------          -------
     Total cost of revenues..........................     6,862             5,385            13,726           10,349
                                                        -------           -------           -------          -------
     Gross profit....................................     5,818             5,927            12,417           11,428

Operating expenses:
   Research and development..........................     2,246             2,122             4,413            4,375
   Selling and marketing.............................     3,907             4,003             7,708            8,568
   General and administrative........................       832               894             1,669            1,774
                                                        -------           -------           -------          -------
     Total operating expenses........................     6,985             7,019            13,790           14,717
                                                        -------           -------           -------          -------
     Operating loss..................................    (1,167)           (1,092)           (1,373)          (3,289)
Other income, net....................................       409               564               797            1,137
                                                        -------           -------           -------          -------
   Loss before income taxes..........................      (758)             (528)             (576)          (2,152)
Income tax (benefit) provision.......................      (265)             (185)             (201)            (754)
                                                        -------           -------           -------          -------
   Net loss..........................................   $  (493)          $  (343)          $  (375)         $(1,398)
                                                        =======           =======           =======          =======
Basic net loss per share.............................   $ (0.04)          $ (0.03)          $ (0.03)         $ (0.12)
                                                        =======           =======           =======          =======
Diluted net loss per share...........................   $(0.04)           $(0.03)           $ (0.03)         $ (0.12)
                                                        =======           =======           =======          =======
Shares used in the calculation of basic
 and diluted net loss per share......................   11,350            11,623             11,239           11,567
                                                        =======           =======           =======          =======




    See accompanying notes to Condensed Consolidated Financial Statements.

                         NETOPIA, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                                SIX MONTHS ENDED MARCH 31,
                                                                                       --------------------------------------------
                                                                                            1997                          1998
                                                                                       --------------                --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................................................     $   (375)                     $ (1,398)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization.......................................................          933                           736
  Amortization of deferred  compensation..............................................            9                             9
  Changes in assets and liabilities:
     Trade accounts receivable, net...................................................        3,776                         1,079
     Inventories, net.................................................................          828                          (334)
     Prepaid expenses, deposits and other assets......................................           84                           (27)
     Accounts payable and accrued liabilities.........................................       (1,666)                       (1,324)
     Other liabilities................................................................         (664)                          361
     Deferred revenue.................................................................          213                           (68)
                                                                                           --------                      --------
       Net cash provided by (used in) operating activities............................        3,138                          (966)
                                                                                           --------                      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments..................................................      (11,164)                      (24,262)
  Proceeds from the sale of short-term investments....................................        5,002                        27,004
  Acquisition of furniture, fixtures and equipment....................................         (554)                         (489)
  Capitalization of software development..............................................           --                          (241)
                                                                                           --------                      --------
       Net cash used in investing activities..........................................       (6,716)                        2,012
                                                                                           --------                      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net.........................................          669                           380
                                                                                           --------                      --------
       Net cash provided by financing activities......................................          669                           380
                                                                                           --------                      --------
Net increase (decrease) in cash and cash equivalents..................................       (2,909)                        1,426
Cash and cash equivalents, beginning of period........................................       19,910                        14,444
                                                                                           --------                      --------
Cash and cash equivalents, end of period..............................................     $ 17,001                      $ 15,870
                                                                                           ========                      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid..................................................................     $      2                      $      1
                                                                                           ========                      ========
  Income taxes paid...................................................................     $    150                      $     26
                                                                                           ========                      ========




    See accompanying notes to Condensed Consolidated Financial Statements.

                         NETOPIA, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as included in the Company's Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1998.

2.   Recent Accounting Pronouncements
     ------------------------------------

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and may require the Company to modify certain aspects of its revenue recognition policies. The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's consolidated results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for the Company beginning with the fiscal year ended September 30, 1999.

     SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during the period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. SFAS No. 131 establishes annual and interim reporting standards relating to the disclosure of an enterprise's business segments, products, services, geographic areas and major customers. Adoption of these standards is not expected to have a material effect on the Company's consolidated financial position or results of operations.

3.   Inventories
     -----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventory consisted of the following (in thousands, net):

                                                                               SEPTEMBER 30,             MARCH 31,
                                                                                   1997                    1998
                                                                               -------------           --------------
Raw materials and work in process.....................................              $1,966                   $1,734
Finished goods........................................................               2,455                    3,021
                                                                                    $4,421                   $4,755
                                                                                    ======                   ======

4.   Furniture, Fixtures and Equipment, net (in thousands):
     ------------------------------------------------------

                                                                               SEPTEMBER 30,              MARCH 31,
                                                                                   1997                     1998
                                                                               -------------           --------------
Furniture, fixtures and equipment.....................................            $ 13,105                  $ 13,594
Accumulated depreciation and amortization.............................             (10,784)                  (11,463)
                                                                                  ========                  ========
                                                                                  $  2,321                  $  2,131
                                                                                  ========                  ========

5.   Net Loss Per Share
     ------------------

     Basic net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. Dilutive common equivalent shares consist of stock options and stock warrants. Excluded from the computation of diluted earnings per share for the three and six months ended March 31, 1998 are options to acquire 1,706,307 shares of common stock with a weighted-average price of $2.82 (excludes 1,240,999 options that are out of the money at March 31, 1998) and warrants to acquire 60,000 shares of common stock with a weighted-average exercise price of $4.00 because their effects would have been anti-dilutive.

                         COMPUTATION OF PER SHARE LOSS
                   (in thousands, except per share amounts)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           MARCH 31,                           March 31,
                                                               -------------------------------     ------------------------------
                                                                     1997              1998             1997              1998
                                                               -------------     -------------     ------------     -------------
Computation of basic net loss per share:

    Net loss...................................................      $  (493)          $  (343)         $  (375)          $(1,398)
                                                                     =======           =======          =======           =======
    Weighted average number of common shares outstanding.......       11,350            11,623           11,239            11,567
                                                                     =======           =======          =======           =======
    Basic net loss per share...................................      $ (0.04)          $ (0.03)         $ (0.03)          $ (0.12)
                                                                     =======           =======          =======           =======
Computation of diluted net loss per share:

    Net loss...................................................      $  (493)          $  (343)         $  (375)          $(1,398)
                                                                     =======           =======          =======           =======
    Weighted average number of common shares outstanding.......       11,350            11,623           11,239            11,567

    Number of dilutive common stock equivalents................           --                --               --                --
                                                                     -------           -------          -------           -------
   Shares used in per share calculation........................       11,350            11,623           11,239            11,567
                                                                     =======           =======          =======           =======
    Diluted net loss per share.................................      $ (0.04)          $ (0.03)         $ (0.03)          $ (0.12)
                                                                     =======           =======          =======           =======


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Other Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's other United States Securities and Exchange Commission Filings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1998

     Revenues. The Company's total revenues are derived from the sale of Internet/Intranet connectivity and software products and Farallon LAN connectivity products. Internet/Intranet product revenues include license revenues for Timbuktu Pro software and Netopia Virtual Office software as well as sales of the Netopia family of Internet connectivity products and fees for related services. LAN products revenue is derived primarily from the sale of Ethernet, EtherWave, Fast Ethernet and LocalTalk compatible products which include the PhoneNET system of network connectivity products, of which a substantial majority have been sold to Macintosh operating system ("Mac OS") customers. Revenue relating to the sale and licensing of hardware and software products is recognized upon shipment of the products by the Company and service revenue is recognized ratably over the term of the contract. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. Revenue is recorded net of an estimated allowance for returns and credits. Any product returns or price decreases in the future that exceed the Company's allowances may materially adversely affect the Company's business, operating results and financial condition.

     The Company's total revenues decreased 10.8% from $12.7 million to $11.3 million for the three months ended March 31, 1997 and 1998, respectively. Internet/Intranet products revenue increased 34.3% from $4.7 million to $6.3 million for the three months ended March 31, 1997 and 1998, respectively. The increase in Internet/Intranet revenue was primarily due to increased sales of the Windows version of Timbuktu Pro collaboration software as well as increased sales of the Netopia family of Internet connectivity products internationally and the introduction of the Netopia frame relay internet connectivity product for North America, partially offset by decreased sales of Macintosh versions of Timbuktu Pro collaboration software and decreased sales of ISDN internet connectivity products in North America. LAN products revenue decreased 37.0% from $8.0 million to $5.1 million for the three months ended March 31, 1997 and 1998, respectively. The decrease was primarily due to declining volume and average selling prices of Ethernet, EtherWave and LocalTalk products. The Company believes LAN products revenue and revenue from Timbuktu Pro for the Macintosh were adversely affected by declining sales of Mac OS computers and Apple's loss of market share as well as by the reduction in the sales of Macintosh clone computers due to the elimination of a number of Macintosh cloning licenses issued by Apple. LAN products revenue accounted for 63.3% and 44.7% of the Company's total revenues for the three months ended March 31, 1997 and 1998, respectively. Internet/Intranet products revenue accounted for 36.7% and 55.3% of the Company's total revenues for the three months ended March 31, 1997 and 1998, respectively.

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

     Netopia sells its Internet/Intranet and LAN products and related maintenance, support and other services through distributors, while certain products are also sold directly through select Internet Service Providers ("ISPs") and Value Added Resellers ("VARs") or directly by the Company to corporate accounts and higher education institutions. Revenues from distributors accounted for 61% and 42% of the Company's total revenues for the three months ended March 31, 1997 and 1998, respectively. The Company's three largest distributors accounted for 34% and 25% of the Company's total revenues for the three months ended March 31, 1997 and 1998, respectively. During the three months ended March 31, 1997 and 1998, revenue from Ingram accounted for 19% and 13% of the Company's total revenues, respectively and revenue from MicroWarehouse accounted for 10% and 7% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the three months ended March 31, 1997 and 1998. The Company intends to continue to use its existing distributors, ISPs and VARs to sell the Company's Internet/Intranet products and to recruit additional ISPs and VARs as well as pursue additional marketing channels in the future. There can be no assurance that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, or that these distributors will not devote greater resources to marketing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors could have a material adverse effect on the Company's business, operating results and financial condition.

     International revenues accounted for 33% of the Company's total revenues for each of the three months ended March 31, 1997 and 1998, respectively and are derived primarily from Europe and the Pacific Rim. Revenues from Europe accounted for 20% and 23% of total revenues for the three months ended March 31, 1997 and 1998, respectively, while revenues from the Pacific Rim account for 11% and 6% of total revenues for the three months ended March 31, 1997 and 1998. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, the current economic situation in Asia and Japan and movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

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

     Gross Margin. The Company's gross margin for Internet/Intranet and LAN products is affected by many factors, including pricing strategies, royalties paid to third parties, standard cost changes, new versions of existing products and product mix. The Company's total gross margin increased from 45.9% to 52.4% for the three months ended March 31, 1997 and 1998, respectively. The Company's gross margin for Internet/Intranet products increased from 63.4% to 70.3% for the three months ended March 31, 1997 and 1998, respectively, primarily due to increased sales of Windows versions of Timbuktu Pro software, particularly volume licenses, the introduction of frame relay internet connectivity products which have higher gross margins than the Company's other internet connectivity products, partially offset by reduced sales of Macintosh versions of Timbuktu Pro collaboration software and continued price competition on ISDN internet connectivity products particularly in North America. The Company's gross margin for LAN products decreased from 35.7% to 30.3% for the three months ended March 31, 1997 and 1998, respectively. The decrease was primarily due to declining average selling prices as a result of increased price competition as well as incremental price protection and inventory reserves, partially offset by cost reductions. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company and external market factors including but not limited to price competition. The Company's Internet/Intranet software products have a higher average gross margin than the balance of the Company's products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there will be a material adverse effect on the Company's business, operating results and financial condition.

     Research and Development. Research and development expenses decreased 5.5% from $2.2 million to $2.1 million for the three months ended March 31, 1997 and 1998, respectively. The decrease was primarily due to reduced expenses related to the localization of software products for Europe and Japan. Research and development expenses represented 17.7% and 18.8% of total revenues for the three months ended March 31, 1997 and 1998, respectively. The Company continues to devote the majority of research and development resources to Internet/Intranet products and the Company believes that it will continue to devote substantial resources to product development and that future research and development expenses may increase in absolute dollars. Historically, The Company has believes d its process for developing software is essentially completed concurrently with the establishment of technological feasibility and no internal software costs have been capitalized to date. During the three months ended March 31, 1998, $211,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties, have been capitalized. No software development costs were capitalized during the three months ended March 31, 1997.

     Selling and Marketing. Selling and marketing expenses increased 2.5% from $3.9 million to $4.0 million for the three months ended March 31, 1997 and 1998, respectively. The increase was primarily due to increased headcount partially offset by reduced tradeshow related expenses. Such expenses represented 30.8% and 35.4% of total revenues for the three months ended March 31, 1997 and 1998, respectively. The Company believes that future selling and marketing expenses may increase in absolute dollars primarily due to personnel related expenses and increased advertising and promotional activities.

     General and Administrative. General and administrative expenses increased 7.5% from $832,000 to $894,000 for the three months ended March 31, 1997 and 1998, respectively. Such expenses represented 6.6% and 7.9% of total revenues for the three months ended March 31, 1997 and 1998, respectively. The increase is primarily related to increased transaction fees related to sales over the internet and accruing additional sales tax reserves related to state sales tax audits. The Company believes that future general and administrative expenses may increase in absolute dollars as the Company adds infrastructure, such as expenses to maintain and support the Company's web related activities and incurs additional costs related to being a public company, such as expenses related to investor relations programs, insurance and increased professional fees.

     Other Income, net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments. Other income increased 37.9% from $409,000 to $564,000 for the three months ended March 31, 1997 and 1998, respectively. During the three months ended March 31, 1997, the Company's short-term investments were held in tax advantaged investments which earned a lower rate of interest than non-tax advantaged investments in which the Company is currently invested.

     Provision for Income Taxes. The effective tax rate was 35% for the each of three months ended March 31, 1997 and 1998. This rate differs from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments and the utilization of research and tax credits.

     In fiscal 1997, the Company believed that, based upon available objective evidence, there was sufficient uncertainty regarding the realizability of certain of its deferred tax assets to warrant a partial valuation allowance, primarily related to the expected realizability of its research credit carryforwards. The factors considered included the relatively shorter product life cycles in the high technology industry, the uncertainty of longer-term taxable income estimates related thereto, and limits on the carryback potential for realizing certain deferred tax assets. To the extent that the Company cannot achieve profitability in the near future or as a result of acquisition or divestiture activity or as a result of other tax planning strategies, the Company expects to record a significant or full valuation allowance against its remaining tax related assets which totalled $3.9 million as of March 31, 1998. In the event the Company records a significant or full valuation allowance against its deferred tax assets, the Company's operating results would be materially and adversely affected.

SIX MONTHS ENDED MARCH 31, 1997 AND 1998

     The Company's total revenues decreased 16.7% from $26.1 million to $21.8 million for the six months ended March 31, 1997 and 1998, respectively. Internet/Intranet products revenue increased 23.9% from $9.5 million to $11.7 million for the six months ended March 31, 1997 and 1998, respectively. The increase in Internet/Intranet revenue was primarily due to increased sales of the Windows version of Timbuktu Pro collaboration software as well as increased international sales of the Netopia family of Internet connectivity products, partially offset by decreased sales of Macintosh versions of Timbuktu Pro collaboration software. LAN products revenue decreased 39.7% from $16.7 million to $10.1 million for the six months ended March 31, 1997 and 1998, respectively. The decrease was primarily due to declining volume and average selling prices of Ethernet, EtherWave and LocalTalk products, partially offset by increased sales of Fast Ethernet products. The Company believes LAN products revenue and revenue from Timbuktu Pro for the Macintosh were adversely affected by declining sales of Mac OS computers and Apple's loss of market share as well as by the reduction in the sales of Macintosh clone computers due to the elimination of a number of Macintosh cloning licenses issued by Apple. LAN products revenue accounted for 63.8% and 46.2% of the Company's total revenues for the six months ended March 31, 1997 and 1998, respectively. Internet/Intranet products revenue accounted for 36.2% and 53.8% of the Company's total revenues for the six months ended March 31, 1997 and 1998, respectively.

     Netopia sells its Internet/Intranet and LAN products and related maintenance, support and other services through distributors, while certain products are also sold directly through select Internet Service Providers ("ISPs") and Value Added Resellers ("VARs") or directly by the Company to corporate accounts and higher education institutions. Revenues from distributors accounted for 57% and 47% of the Company's total revenues for the six months ended March 31, 1997 and 1998, respectively. The Company's three largest distributors accounted for 35% and 28% of the Company's total revenues for the six months ended March 31, 1997 and 1998, respectively. During the six months ended March 31, 1997 and 1998, revenue from Ingram accounted for 20% and 15% of the Company's total revenues, respectively and revenue from MicroWarehouse accounted for 10% and 8% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the six months ended March 31, 1997 and 1998.

     International revenues accounted for 31% and 34% of the Company's total revenues for the six months ended March 31, 1997 and 1998, respectively and are derived primarily from Europe and the Pacific Rim. Revenues from Europe accounted for 19% and 24% of total revenues for the six months ended March 31, 1997 and 1998, respectively, while revenues from the Pacific Rim account for 8% and 6% of total revenues for the six months ended March 31, 1997 and 1998.

     Gross Margin. The Company's gross margin for Internet/Intranet and LAN products is affected by many factors, including pricing strategies, royalties paid to third parties, standard cost changes, new versions of existing products and product mix. The Company's total gross margin increased from 47.5% to 52.5% for the six months ended March 31, 1997 and 1998, respectively. The Company's gross margin for Internet/Intranet products increased from 65.6% to 69.4% for the six months ended March 31, 1997 and 1998, respectively, primarily due to increased sales of Windows versions of Timbuktu Pro software, particularly volume licenses, the introduction of frame relay routers which have higher gross margins than the Company's other internet connectivity products, partially offset by reduced sales of Macintosh versions of Timbuktu Pro collaboration software and continued price competition on ISDN internet connectivity products particularly in North America. The Company's gross margin for LAN products decreased from 37.3% to 32.7% for the six months ended March 31, 1997 and 1998, respectively. The decrease was primarily due to declining average selling prices as a result of increased price competition as well as incremental price protection and inventory reserves, partially offset by cost reductions.

     Research and Development. Research and development expenses remained relatively unchanged at $4.4 million for each of the six months ended March 31, 1997 and 1998, respectively. Research and development expenses represented 16.9% and 20.1% of total revenues for the six months ended March 31, 1997 and 1998, respectively. The Company continues to devote the majority of research and development resources to Internet/Intranet products, and the Company believes that it will continue to devote substantial resources to product development and that future research and development expenses may increase in absolute dollars.

     Selling and Marketing. Selling and marketing expenses increased 11.2% from $7.7 million to $8.6 million for the six months ended March 31, 1997 and 1998, respectively. The increase was primarily due to increased headcount, increased advertising expenses related to the introduction of Internet/Intranet products including Netopia Virtual Office and expenses related to the corporate name change from Farallon Communications, Inc. to Netopia, Inc. Such expenses represented 29.5% and 39.3% of total revenues for the six months ended March 31, 1997 and 1998, respectively. The Company believes that future selling and marketing expenses may increase in absolute dollars primarily due to personnel related expenses and increased advertising and promotional activities.

     General and Administrative. General and administrative expenses increased 6.3% from $1.7 million to $1.8 million for the six months ended March 31, 1997 and 1998, respectively. Such expenses represented 6.4% and 8.1% of total revenues for the six months ended March 31, 1997 and 1998, respectively. The increase is primarily related to increased transaction fees related to sales over the internet and accruing additional sales tax reserves related to state sales tax audits. The Company believes that future general and administrative expenses may increase in absolute dollars as the Company adds infrastructure, such as expenses to maintain and support the Company's web related activities and incurs additional costs related to being a public company, such as expenses related to investor relations programs, insurance and increased professional fees.

     Other Income, net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments. Other income increased 42.7% from $797,000 to $1.1 million for the six months ended March 31, 1997 and 1998, respectively. During the six months ended March 31, 1997, the Company's short-term investments were held in tax advantaged investments which earned a lower rate of interest than non-tax advantaged investments in which the Company is currently invested.

     Provision for Income Taxes. The effective tax rate was 35% for the each of three months ended March 31, 1997 and 1998. This rate differs from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments and the utilization of research and tax credits.


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

     FLUCTUATIONS IN QUARTERLY RESULTS; FUTURE OPERATING RESULTS UNCERTAIN. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. For example, the Company has recently experienced quarterly losses. The Company's operating results depend on factors such as changes in networking and communications technologies, price and product competition, usage of the Internet and developments and changes in the Internet market, the demand for the Company's products, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, the size and timing of distributor and end user orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals for budgetary or other reasons, manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, changes in the level of operating expenses, the timing of research and development expenditures, the level of the Company's international revenues. The Company's results also depend on factors such as demand for Apple's products, customer order deferrals in anticipation of new MacOS product offerings, the elimination of a number of Macintosh cloning licenses issued by Apple and potential limitations on the retail distribution of Apple products. The Company's gross margins and operating results depend on factors such as raw material costs, write-offs of obsolete inventory, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin as well as changes in the mix of channels through which the Company's products are offered. Additionally, the Company's operating results depend on general factors such as personnel changes, changes in the Company's strategy, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad, and economic conditions specific to the industries in which the Company competes, among others. The Company's limited Internet/Intranet operating history and the dynamic market environment in which the Company competes makes the prediction of future Internet/Intranet operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often shipped and recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of a particular quarter. The Company typically experiences significant volumes of shipments at the end of the quarter which may be exposed to delays caused by shipping halts or other factors beyond the Company's control. In addition, the Company recognizes revenue on products sold through distributors upon shipment to the distributor. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The Company's business also has experienced seasonality in the past, largely due to customer buying patterns such as budgeting cycles of educational institutions that purchase the Company's products and the summer slow down in most European markets. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such seasonality will occur in a manner consistent with prior periods.

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

     DEPENDENCE ON INTERNET/INTRANET PRODUCTS. The Company's business is substantially dependent upon continued growth in the sale of its Internet/Intranet products. Rapid growth in the use of the Internet and Intranets is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth, or will not otherwise lose its utility due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased government regulation. Although the Company has experienced significant percentage growth rates in Internet/Intranet revenues, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results for these products and services. The Company's limited Internet/Intranet operating history and the dynamic market environment in which the Company operates makes the prediction of future Internet/Intranet operating results difficult, if not impossible. There can be no assurance that the Company will increase sales of its Internet/Intranet products, that the Company's existing distribution channels are appropriate for the sale of its Internet/Intranet products or that sales of such products will reach levels significant enough to offset expected declines in sales, average selling prices and gross margins of the Company's LAN products. Although the Company's Internet/Intranet products currently carry a higher average gross margin than its LAN products, the Company anticipates that competitive pressures in its Internet/Intranet business may result in declining average selling prices and gross margins. Accordingly, the failure of the Company's Internet/Intranet products to gain market acceptance or to achieve significant sales would materially and adversely affect the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Additionally, a number of competitors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger customer base. These companies may therefore be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

     DEPENDENCE ON LAN PRODUCTS; DECLINING LAN BUSINESS. Historically, the Company has derived a substantial portion of its revenue from LAN products, which represented 63% and 45% of total revenues for the three months ended March 31, 1997 and 1998, respectively, and represented 64% and 46% for the six months ended March 31, 1997 and 1998, respectively. These products have experienced variable average selling prices and gross margins, and declining sales volumes. The Company anticipates that the average selling prices and gross margins of its existing LAN products will continue to decline. Accordingly, to the extent the revenue product mix for any particular period includes a substantial proportion of LAN products, the Company's total gross margin will be adversely affected. To date, the Company has been able to partially reduce the decline in total gross margin by reducing the manufacturing cost of products and by introducing new products with higher margins. There can be no assurance that the Company will achieve any such reductions in the future or that new products will gain market acceptance. Historically, a substantial majority of the Company's LAN products revenue have been derived from sales of products designed for Apple Mac OS and compatible computers. Net revenues and operating results from the Company's LAN products fluctuated on a quarterly basis during fiscal 1997 and into fiscal 1998. The Company expects that net revenues and operating results from LAN products may decrease in the future as a result of declining sales and average selling prices, Apple's incorporation of built-in Ethernet connectivity into certain of its computers, declining sales of Mac OS computers, elimination of a number of the Mac OS licenses issued by Apple, Apple's loss of market share as well as competition in the LAN products market.

     DEPENDENCE ON APPLE; COMPETITION WITH APPLE PRODUCTS. The Company believes that over 90% of its LAN products revenue are derived from customers purchasing products for the Apple Mac OS environment. Accordingly, the Company is substantially dependent on the market for Mac OS computers and the development and sale of new Apple computers, particularly sales of such computers into business environments. There can be no assurance that competitive personal computers will not displace the Mac OS products or reduce sales of Mac OS products. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products. The inability of Apple to successfully develop, manufacture, market or sell new products, and any decrease in the sales or market acceptance of the Mac OS family of computers, would have a material adverse effect on the Company's business, operating results and financial condition. For example, during fiscal 1997 and the first six months of fiscal 1998, the Company believes revenues were adversely affected by declining sales of Mac OS computers and Apple's loss of market share.

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

     The markets for the Company's products and services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEM product manufacturers of Internet access and remote LAN access equipment, manufacturers of remote control and screen sharing software and manufacturers of LAN client access and network systems products. In the Internet access and remote LAN access equipment market, the Company competes primarily with Ascend, Cisco, 3Com/U.S. Robotics, Ramp Networks, Intel, Toshiba and several other companies. In the remote control, screen sharing and collaboration software markets, the Company competes primarily with Symantec, Microsoft, Tivoli (IBM), Lotus (IBM), Stac Electronics, Netscape, Microcom (Compaq), Computer Associates, Network Associates (formerly McAfee), Hot Office and several other companies. In the LAN client access and network systems product market, the Company competes primarily with Apple, Asante, Dayna (Intel), Global Village (currently being acquired by Boca Research, Inc.) and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. For example, Microsoft has available for free, via download on the Internet, communications and collaboration software compatible with the Microsoft Internet Explorer and has publicly stated that they are committed to integrating Internet technology into existing products at no additional cost to customers. This software product, which enables real-time communication within a workgroup, as well as similar future product offerings from Microsoft, could undermine the Company's ability to market its Timbuktu Pro and/or Netopia Virtual Office collaboration software. In addition, Netscape also offers software that enables dispersed work groups to collaborate in the work environment. Accordingly, there can be no assurance that the Company can continue to market its collaboration software, which would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors have introduced free and/or paid guaranteed service and support programs that appear to be similar to the Company's Up & Running, Guaranteed! program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program, which could have a material and adverse effect upon the Company's business, operating results and financial condition. The markets in which the Company currently competes are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Consolidations in the networking environment continue to create companies with substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base. These companies may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in the loss of market share, further price reductions and reduced gross margins, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

     NEW PRODUCT DEVELOPMENT AND RAPID TECHNOLOGICAL CHANGE. The personal computer industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's Netopia Internet connectivity hardware products currently operate only over ISDN, Fractional T1/T1, Fractional E1/E1, Frame Relay, 56K analog modem and DSL telecommunication services. As other communications technologies, such as ATM and communication over cable or wireless networks, are developed or gain market acceptance, the Company will be required to enhance its Internet connectivity products to support such technologies, which will be costly and time consuming. If the Company is unable to modify its products to support new Internet access technologies, or if technologies supported by current products do not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as a result of de-emphasis of these technologies by communications service providers, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the Company has historically derived a substantial majority of its revenues from the sale of Ethernet connectivity products. In the event that current Ethernet network technology is modified or replaced and the Company is unable to modify its products to support new Ethernet technologies or alternative technologies, the Company's business, operating results and financial condition could be materially adversely affected. The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchase of existing Company products. Such deferral of purchases could have a material adverse effect on the Company's business, operating results and financial condition.

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

     As of May 1, 1998, Netopia's research and development staff consisted of 66 employees. Of these employees 56 were focused primarily on Internet/Intranet product development and 10 were focused primarily on LAN product development. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, the failure of which could have a material adverse effect on the Company's business, operating results and financial condition.

     MANAGEMENT OF CHANGING BUSINESS. The Company has shifted its business strategy from providing only LAN products to reducing its reliance on LAN products and focusing development and management efforts on its Internet/Intranet business. This transition represents a significant challenge for the Company and its administrative, operational and financial resources and places increased demands on its systems and controls. The Company's ability to manage the continuing development of its Internet/Intranet business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to modify its manufacturing capabilities. This transition has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that any growth in its Internet/Intranet business will require it to recruit and hire a substantial number of new engineering, sales and marketing, customer service, administrative and managerial personnel. There can be no assurance that the Company will be successful in hiring or retaining these personnel, if needed. In addition, certain aspects of the Company's Internet/Intranet business require volume sales to achieve profitability. If the Company is unable to achieve such volumes or to manage the transition effectively, the Company's business, operating results and financial condition will be materially and adversely affected.

     DEPENDENCE ON DISTRIBUTORS. The Company relies primarily on distributors for the sale of its Internet/Intranet and LAN products. The distribution of LAN products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. There can be no assurance that current distributors will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors which operate on a purchase order basis. The Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, that these distributors will not devote greater resources to marketing products of other companies or that internal staffing changes or other changes at the Company's distributors will not disrupt historical purchasing or payment patterns. Accordingly, the loss of, or a significant reduction in revenue from, one of the Company's distributors, could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company does not manufacture any of the components used in its products and performs only limited assembly on some products. The Company relies on independent contractors to manufacture to specification the Company's components, subassemblies, systems and products. The Company also relies upon limited source suppliers for a number of components used in the Company's products, including certain key microprocessors and integrated circuits. There can be no assurance that these independent contractors and suppliers will be able to timely meet the Company's future requirements for manufactured products, components and subassemblies. The Company generally purchases limited source components pursuant to purchase orders and has no guaranteed supply arrangements with these suppliers. In addition, the availability of many of these components to the Company is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. However, any extended interruption in the supply of any of the key components currently obtained from a limited source would disrupt its operations and have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company anticipates that it will be necessary to establish additional strategic relationships in the future, in particular with additional ISPs and VAR's however there can be no assurance that the Company will be able to establish such alliances or that such alliances will result in increased revenues.

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

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES. The Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. In addition, the Company continues to evaluate the performance of all its products and product lines and may sell or discontinue current technologies, products or products lines. Any acquisitions or divestiture may result in potentially dilutive issuance of equity securities, the write-off of software development costs and deferred tax or other assets, the incurring of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Acquisitions or divestiture would involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, the entry into markets in which the Company has little or no direct prior experience, the potential loss of key employees and the potential loss of key distributor or supplier relationships. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered.

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

     The Company's Netopia products are often distributed through partnerships with ISPs, internet content providers ("ICPs") and on-line communities. These partnerships often involve lengthy testing and certification studies as well as detailed agreements. As a result, partnerships with ISPs, ICPs and on-line communities to distribute Netopia products involve a significant commitment of management attention and resources by prospective partners. Accordingly, the Company's business development process for these distribution channels is often subject to delays associated with long approval processes that typically accompany significant partnership agreements, development agreements and capital expenditures. For these and other reasons, the business development process associated with the partnerships are often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future on partnership development. Additionally, the Company's software products distributed through ISPs, ICPs and on-line communities currently offer a free evaluation period which may delay or reduce potential revenue from the introduction of new products or product modifications.

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

     VOLATILITY OF STOCK PRICE. The market price of the shares of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, introduction of new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the networking and other technology industries, changes in or failure by the Company to meet securities analysts' expectations, large volume sales of the Company's Common Stock, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     CALIFORNIA HEADQUARTERS . The Company's corporate headquarters and a large portion of its research and development facilities as well as other critical business operations are located in California, near major earthquake faults. The Company's business, financial condition and operating results could be materially adversely affected in the event of a major earthquake.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through the private sale of equity securities, the Initial Public Offering ("IPO") of the Company's Common Stock and through fiscal 1997, cash flow from operations. Since inception, the Company has raised $19.4 million from the private sale of equity securities and approximately $24.8 million, net of offering expenses, from the Company's IPO completed in June, 1996. As of March 31, 1998, the Company had cash, cash equivalents and short-term investments representing 68% of total assets.

     The Company used cash for operating activities of $966,000 for the six months ended March 31, 1998. The cash used for operations was primarily due to the net loss of $1.4 million and a decrease of $1.3 million in accounts payable and accrued expenses, partially offset by the reduction of accounts receivable of $1.1 million. Netopia Internet connectivity products and Fast Ethernet products represented 23% and 16% of total gross inventory as of September 30, 1997, respectively, and represented 22% and 16% of total gross inventory as of March 31, 1998, respectively.

     The Company's investing activities have consisted primarily of purchases of short-term investments and capital equipment. Expenditures for capital equipment totaled $489,000 for the six months ended March 31, 1998, representing acquisitions of computer equipment used predominantly in product development. The Company expects that its capital expenditures will increase in future periods to support new product development and production. The Company's principal commitments consist primarily of leases on its headquarters facilities and certain operating equipment.

     The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies or to obtain additional presence on the internet. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no agreements or commitments, and is not currently engaged in any negotiations with respect to any such transaction.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1  Financial Data Schedule


(b)      Reports on Form 8-K

         None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1998             NETOPIA, INC.
                                (Registrant)



                                By:  /s/ James A. Clark
                                    -----------------------------------------
                                    James A. Clark Vice President and Chief
                                    Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)

INDEX TO EXHIBITS

Exhibit   Description
-------   -----------

 27.1     Financial Data Schedule