Form 10-Q
period 1998-06-30
NETOPIA INC
filed 1998-08-14
CIK 1012482

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                        Yes  X           No
                            ---          ---

     As of July 31, 1998 there were 11,851,750 shares of the Registrant's common stock outstanding.


--------------------------------------------------------------------------------

                                 NETOPIA, INC.

                                   FORM 10-Q

                                     INDEX





PART I.  FINANCIAL INFORMATION                                                                                                  PAGE

                                                                                                                                ----


Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
          At September 30, 1997 and June 30, 1998 .............................................................................   3

          Condensed Consolidated Statements of Operations
          For the three and nine months ended June 30, 1997 and 1998 ..........................................................   4

          Condensed Consolidated Statements of Cash Flows
          For the nine months ended June 30, 1997 and 1998 ....................................................................   5

          Notes to Condensed Consolidated Financial Statements ................................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ..........................................................................................................   9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ....................................................................................  25

SIGNATURE .....................................................................................................................  26

INDEX TO EXHIBITS .............................................................................................................  27


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          NETOPIA, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AMOUNTS; UNAUDITED)



                                                                                        SEPTEMBER 30,           June 30,
                                                                                             1997                 1998
                                                                                        ---------------         --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents....................................................            $14,444                 $20,373
   Short-term investments.......................................................             27,192                  19,928
   Trade accounts receivable, net of allowances of $1,127 and $1,181 at
      September 30, 1997 and June 30, 1998, respectively........................              8,332                   7,457
   Inventories, net.............................................................              4,421                   4,363
   Deferred tax asset...........................................................              1,463                   1,463
   Prepaid expenses and other current assets....................................                790                   1,077
                                                                                            -------                 -------
      Total current assets......................................................             56,642                  54,661
 Furniture, fixtures, and equipment, net........................................              2,321                   2,203
 Deferred tax assets, long-term.................................................              1,406                   1,406
 Deposits and other assets......................................................                632                   2,745
                                                                                            -------                 -------
      Total assets..............................................................             61,000                 $61,015
                                                                                            =======                 =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities.....................................            $ 4,497                 $ 4,579
   Accrued compensation.........................................................              1,237                   1,646
   Deferred revenue.............................................................                874                     875
   Other current liabilities....................................................                 55                     326
                                                                                            -------                 -------
      Total current liabilities.................................................              6,663                   7,426
 Other long-term liabilities....................................................                361                     279
                                                                                            -------                 -------
      Total liabilities.........................................................              7,024                   7,705
                                                                                            -------                 -------
Commitments and contingencies
Stockholders' equity:
   Preferred stock: $0.001 par value, 5,000,000 shares authorized; none
      issued or outstanding.....................................................                 --                     --
Common stock:  $0.001 par value, 25,000,000 shares authorized;
      11,492,732 and 11,742,352 shares issued and outstanding at September
      30, 1997 and June 30, 1998, respectively..................................                 12                      12
Additional paid-in capital....... ..............................................             50,568                  51,282
Deferred compensation...........................................................                (54)                    (41)
Retained earnings...............................................................              3,451                   2,057
                                                                                            -------                 -------
      Total stockholders' equity................................................             53,977                  53,310
                                                                                            -------                 -------
      Total liabilities and stockholders' equity...............................             $61,001                 $61,015
                                                                                            =======                 =======


     See accompanying notes to Condensed Consolidated Financial Statements.

                          NETOPIA, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)



                                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                             JUNE 30,                                    JUNE 30,
                                                     --------------------------                 -------------------------
                                                      1997                1998                   1997               1998
                                                     ------              ------                 ------             ------
Revenues:
   Internet/Intranet products..............          $ 5,054               $ 6,766              $14,513             $18,481
   LAN products............................            7,102                 5,053               23,786              15,115
                                                     -------               -------              -------             -------
     Total revenues........................           12,156                11,819               38,299              33,596

Cost of revenues:
   Internet/Intranet products..............            1,482                 1,984                4,740               5,563
   LAN products............................            4,802                 3,310               15,270              10,080
                                                     -------               -------              -------             -------

     Total cost of revenues................            6,284                 5,294               20,010              15,643
                                                     -------               -------              -------             -------

     Gross profit..........................            5,872                 6,525               18,289              17,953

Operating expenses:
   Research and development................            2,212                 2,029                6,625               6,404
   Selling and marketing...................            3,600                 4,104               11,308              12,672
   General and administrative..............              907                   912                2,576               2,686
                                                     -------               -------              -------             -------
     Total operating expenses..............            6,719                 7,045               20,509              21,762
                                                     -------               -------              -------             -------
     Operating loss........................             (847)                 (520)              (2,220)             (3,809)

Other income, net..........................              507                   526                1,304               1,663
                                                     -------               -------              -------             -------

   Income (loss) before income taxes.......             (340)                    6                 (916)             (2,146)
Income tax (benefit) provision.............             (119)                    2                 (320)               (752)
                                                     -------               -------              -------             -------
   Net income (loss).......................          $  (221)             $      4              $  (596)            $(1,394)
                                                     =======              ========              =======             =======

Basic net income (loss) per share..........          $ (0.02)             $   0.00              $ (0.05)            $ (0.12)
                                                     =======              ========              =======             =======
Diluted net income (loss) per share........          $ (0.02)             $   0.00              $ (0.05)            $ (0.12)
                                                     =======              ========              =======             =======
Common shares used in the calculations
of basic net income (loss) per share.......           11,378                11,716               11,286              11,617
                                                     =======              ========              =======             =======
Common and common equivalent shares
used in the calculations of diluted net
income (loss) per share....................           11,378                13,192               11,286              11,617
                                                     =======              ========              =======             =======



     See accompanying notes to Condensed Consolidated Financial Statements.

                          NETOPIA, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                                 NINE MONTHS ENDED JUNE 30,
                                                                                          -------------------------------------
                                                                                               1997                     1998
                                                                                             -------                   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................................                 $ (596)                   $(1,394)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
  Depreciation and amortization.............................................                  1,391                        994
  Amortization of deferred  compensation....................................                     13                         13
Changes in assets and liabilities:
     Trade accounts receivable, net.........................................                  4,252                        875
     Inventories, net.......................................................                    843                         58
     Prepaid expenses, deposits and other assets............................                    642                       (497)
     Accounts payable and accrued liabilities...............................                 (2,804)                        82
     Other liabilities......................................................                   (127)                       667
     Deferred revenue.......................................................                    372                        (68)
                                                                                           --------                    -------
       Net cash provided by operating activities............................                  3,986                        730
                                                                                           --------                    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments........................................                (32,817)                   (35,974)
  Proceeds from the sale of short-term investments..........................                 25,943                     43,238
  Acquisition of furniture, fixtures and equipment..........................                   (794)                      (767)
  Acquisition of intangible assets..........................................                     --                     (1,800)
  Capitalization of software development....................................                     --                       (212)
                                                                                            -------                    -------
       Net cash provided by (used in) investing activities..................                 (7,668)                     4,485
                                                                                            -------                    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............................                    736                        714
                                                                                            --------                   -------
       Net cash provided by financing activities............................                    736                        714
                                                                                            --------                   -------
Net increase (decrease) in cash and cash equivalents........................                 (2,946)                     5,929
Cash and cash equivalents, beginning of period..............................                 19,910                     14,444
                                                                                            -------                    -------
Cash and cash equivalents, end of period....................................                $16,964                    $20,373
                                                                                            =======                    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid........................................................                $     2                    $     1
                                                                                            =======                    =======
       Income taxes paid....................................................                $   287                    $   113
                                                                                            =======                    =======



     See accompanying notes to Condensed Consolidated Financial Statements.

                          NETOPIA, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1998.

2.   Recent Accounting Pronouncements
     --------------------------------

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the financial position of the Company.

3.   Inventories
     -----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventory consisted of the following (in thousands):

                                                                                   SEPTEMBER 30,           JUNE 30,
                                                                                       1997                  1998
                                                                                 -----------------    ------------------
Raw materials and work in process.....................................              $  1,966                 $  1,530
Finished goods........................................................                 2,455                    2,833
                                                                                    --------                 --------
                                                                                    $  4,421                 $  4,363
                                                                                    ========                 ========

4.   Furniture, Fixtures and Equipment, net (in thousands):
     ------------------------------------------------------

                                                                                   SEPTEMBER 30,           JUNE 30,
                                                                                        1997                 1998
                                                                                 -----------------    ------------------
Furniture, fixtures and equipment.....................................              $ 13,105                 $ 13,872
Accumulated depreciation and amortization.............................               (10,784)                 (11,669)
                                                                                    --------                 --------
                                                                                    $  2,321                 $  2,203
                                                                                    ========                 ========

5.   Net Income (Loss) Per Share
     ---------------------------

     Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income
(loss) per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. Dilutive common equivalent shares consist of stock options and stock warrants. Excluded from the computation of diluted earnings per share for the nine months ended June 30, 1998 are options to acquire 3,340,583 shares of common stock with a weighted-average price of $4.44 (excludes 124,825 options that are out of the money at June 30, 1998) and warrants to acquire 60,000 shares of common stock with a weighted-average exercise price of $4.00 because their effects would have been anti-dilutive.


                     COMPUTATION OF PER SHARE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                                 JUNE 30,                         JUNE 30,
                                                                          ---------------------             --------------------
                                                                          1997             1998              1997          1998
                                                                          -----            -----             -----         -----
Computation of basic net income (loss) per share:
    Net income (loss)..........................................        $   (221)          $      4          $   (596)      $ (1,394)
                                                                       ========           ========          =========      ========
    Weighted average number of common shares outstanding.......          11,378             11,716            11,286         11,617
                                                                       ========           ========          =========      ========
    Basic net income (loss)  per share.........................        $  (0.02)          $   0.00          $  (0.05)      $  (0.12)
                                                                       ========           ========          =========      ========
Computation of diluted net income (loss)  per share:

    Net income (loss)..........................................        $   (221)          $      4          $   (596)      $ (1,394)
                                                                       ========           ========          ========       ========
    Weighted average number of common shares outstanding.......          11,378             11,716            11,286         11,617

    Number of dilutive common stock equivalents................              --              1,476                --             --
                                                                        -------            -------          --------       --------
    Shares used in per share calculation........................         11,378             13,192            11,286         11,617
                                                                        =======            =======          ========       ========
    Diluted net income (loss) per share........................         $ (0.02)           $  0.00          $  (0.05)      $  (0.12)
                                                                        =======            =======          ========       ========

6.   Subsequent Event
     ----------------

     On August 5, 1998, the Company sold its Farallon LAN Division ("LAN Division") including the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets to Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group ("Gores Technology Group"), for cash, a warrant, and certain receivables aggregating $4.9 million in consideration. Gores Technology Group also assumed certain accounts payable and other liabilities of the LAN Division. The sale transaction will be recorded as a discontinued operation in the fourth fiscal quarter ending September 30, 1998. Due to transaction related expenses, the Company expects to record a loss on the sale not expected to exceed $3.0 million. As a result of the disposal of this segment, the Company will be reassessing its remaining operations and presently anticipates that the Company's continuing operations will record a charge not expected to exceed approximately $1.0 million for certain one-time reorganization charges and will provide a valuation allowance against its deferred tax assets not expected to exceed $3.5 million in the fourth fiscal quarter ending September 30, 1998.

     The Company expects to record the results of the LAN Division as a discontinued operation. The Company's continuing operations would have accounted for all revenues and operating expenses related to Netopia Internet Connectivity hardware products, Timbuktu Pro and Netopia Virtual Office software products. The following summary financial information summarizes the unaudited pro forma consolidated financial results of the Company's continuing operations for the fiscal years ended September 30, 1996 and 1997 and the nine months ended June 30, 1997 and 1998.


                                             FISCAL YEARS ENDED SEPTEMBER 30,       NINE MONTHS ENDED JUNE 30,
                                            ----------------------------------    --------------------------------
                                                  1996                 1997               1997                1998
                                            ----------------     ----------------    ---------------    ----------------
Revenues..........................            $ 16,718             $ 20,170            $ 14,513          $ 18,481

Cost of goods sold................               3,811                6,396               4,740             5,563
                                              --------             --------            --------          --------

     Gross profit.................              12,907               13,774               9,773            12,918


Total operating                                 18,779               20,035              14,808            16,634
 expenses.........................            --------             --------            --------          --------

Operating loss....................              (5,872)              (6,261)             (5,035)           (3,716)

Other income, net.................               1,040                1,869               1,304             1,663
                                              --------             --------            --------          --------

     Loss before income taxes.....            $ (4,832)            $ (4,392)           $ (3,731)         $ (2,053)
                                              ========             ========            ========          ========

     The unaudited pro forma condensed consolidated financial data have been prepared by Company management and are not necessarily indicative of how the Company's operating results would have been presented nor are they necessarily indicative of the presentation of the Company's results for any future period. Certain operating expenses for the periods presented are based upon allocation assumptions of certain shared resources. Accordingly, certain expenses previously allocated to the LAN Division will remain with the Company. Complete pro forma financial data will be available within 60 days in compliance with United States Securities and Exchange Commission regulations pursuant to Form 8-K filings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions, strategies, proceeds, expenses, charges, accruals, losses and reserves regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Other Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's other United States Securities and Exchange Commission Filings.

EVENTS OCCURING AFTER JUNE 30, 1998

     On August 5, 1998 the Company sold its Farallon LAN Division ("LAN Division") including the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets to Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group ("Gores Technology Group"), for cash, warrants and certain receivables aggregating $4.9 million in consideration. Gores Technology Group also assumed certain accounts payable and other liabilities of the LAN Division. The LAN Division developed and sold Local Area Networking ("LAN") products primarily for Apple Macintosh computers. The LAN Division's products consisted of Ethernet, EtherWave, Fast Ethernet and LocalTalk compatible products which included the PhoneNET system of network connectivity products. The sale transaction will be recorded as a discontinued operation in the fourth fiscal quarter ending September 30, 1998. Due to transaction related expenses, the Company expects to record a loss on the sale not expected to exceed $3.0 million. As a result of the disposal of this segment, the Company will be reassessing its remaining operations and presently anticipates the Company's continuing operations will record a charge not expected to exceed approximately $1.0 million for certain one-time reorganization items and will provide a valuation allowance against its deferred tax assets not expected to exceed $3.5 million in the fourth fiscal quarter ending September 30, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1998

     Revenues. On August 5, 1998, the Company sold its LAN Division to Gores Technology Group. Revenues from the LAN Division accounted for 58.4% and 42.8% of the Company's total revenues for the three months ended June 30, 1997 and 1998, respectively. Consequently, the comparisons below should not be relied upon as indicators of future performance. During the three months ended June 30, 1997 and 1998, the Company's total revenue was derived from the sale of Internet/Intranet connectivity and software products and LAN connectivity products. Internet/Intranet product revenues include license revenues for Timbuktu Pro software and Netopia Virtual Office software as well as sales of the Netopia family of Internet connectivity products and fees for related services. LAN products revenue was derived primarily from the sale of Ethernet, EtherWave, Fast Ethernet and LocalTalk compatible products which included the PhoneNET system of network connectivity products, of which a substantial majority had been sold to Apple Macintosh operating system ("Mac OS") customers. Revenue relating to the sale and licensing of hardware and software products is recognized upon shipment of the products by the Company and service revenue is recognized ratably over the term of the contract. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. Revenue is recorded net of an estimated allowance for returns and credits. Any product returns or price decreases in the future that exceed the Company's allowances may materially adversely affect the Company's business, operating results and financial condition.

     The Company's total revenues decreased 2.8% from $12.2 million to $11.8 million for the three months ended June 30, 1997 and 1998, respectively. Internet/Intranet products revenue increased 33.9% from $5.1 million to $6.8 million for the three months ended June 30, 1997 and 1998, respectively. The increase in Internet/Intranet revenue was primarily due to increased sales of volume site licenses and royalty based OEM licenses of Timbuktu Pro and Netopia Virtual Office software as well as increased sales of the ISDN version of the Netopia Internet connectivity product internationally, increased sales of the Frame Relay version of the Netopia Internet connectivity product in North America and the introduction of the Netopia Dual Analog Internet connectivity product in North America during the quarter. This increase was partially offset by decreased sales of Macintosh versions of Timbuktu Pro collaboration software and the ISDN version of the Netopia Internet connectivity product in North America. LAN products revenue decreased 28.9% from $7.1 million to $5.1 million for the three months ended June 30, 1997 and 1998, respectively. The decrease was primarily due to declining volume and average selling prices of Ethernet products and declining volumes of EtherWave and LocalTalk products. This decrease was partially offset by increased sales of Fast Ethernet products. The Company believes LAN products revenue and revenue from Timbuktu Pro for the Macintosh continued to be adversely affected by declining sales of Mac OS computers and Apple's loss of market share as well as by the reduction in the sales of Macintosh clone computers due to the elimination of a number of Macintosh cloning licenses issued by Apple. Internet/Intranet products revenue accounted for 41.6% and 57.2% of the Company's total revenues for the three months ended June 30, 1997 and 1998, respectively. Total revenue will now include only Internet/Intranet revenue and therefore the Company expects total revenue will decline and LAN products revenue will discontinue as a result of the sale of the LAN Division on August 5, 1998.

     As a result of the sale of the LAN Division, which in fiscal 1997 and prior years was profitable, the Company's future operating results are dependent upon the market acceptance of its Internet/Intranet products and enhancements thereto. To the extent that the loss of revenue from the sale of the LAN Division is not offset by increases in revenue from the sale of the Company's Internet/Intranet products, the Company's business, operating results and financial condition will be materially and adversely affected.

     Netopia sells its Internet/Intranet products and related maintenance, support and other services through distributors, while certain products are also sold directly through select Internet Service Providers ("ISPs") and Value Added Resellers ("VARs") or directly by the Company to corporate accounts and higher education institutions. Total revenues from distributors accounted for 60% and 44% of the Company's total revenues for the three months ended June 30, 1997 and 1998, respectively. LAN revenues from distributors accounted for a majority of total LAN revenues for the three months ended June 30, 1997 and 1998, while Internet/Intranet revenues from distributors accounted for a significant portion of total Internet/Intranet revenues for the three months ended June 30, 1997 and 1998. The Company's three largest distributors, in aggregate, accounted for 33% and 26% of the Company's total revenues for the three months ended June 30, 1997 and 1998, respectively. During the three months ended June 30, 1997 and 1998, revenue from Ingram Micro ("Ingram") accounted for 16% and 14% of the Company's total revenues, respectively, and revenue from MicroWarehouse accounted for 11% and 7% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the three months ended June 30, 1997 and 1998. The Company intends to continue to use its existing distributors, ISPs and VARs to sell the Company's Internet/Intranet products and to recruit additional distributors, ISPs and VARs as well as pursue additional marketing channels in the future. The Company's LAN Division historically sold significant volumes of product through its distributors. Due to the sale of the LAN Division there can be no assurance that the Company's current distributors will continue to market the Company's Internet/Intranet products, that the Company's channel related expense levels will not increase, that economic conditions or industry demand will not adversely affect these or other distributors, or that these distributors will not devote greater resources to marketing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors could have a material adverse effect on the Company's business, operating results and financial condition. The Company has recently been advised by MicroWarehouse, that MicroWarehouse, Ingram and Merisel are jointly developing a "Virtual Warehouse" program through which MicroWarehouse will purchase its products directly from Ingram and Merisel to fulfill its customer orders. As a result, MicroWarehouse would no longer purchase product directly from the Company. If and when this program is implemented, the Company expects revenue from MicroWarehouse to be discontinued although the Company expects increased orders in the future from Ingram and Merisel to offset the loss of revenue from MicroWarehouse as Ingram and Merisel will be required to fulfill the MicroWarehouse orders. There can be no assurance that this "Virtual Warehouse" program will be implemented or that orders from Ingram and Merisel will order sufficient quantities to offset the loss of revenue from MicroWarehouse.

     International revenues accounted for 29% of the Company's total revenues for each of the three months ended June 30, 1997 and 1998, and are derived primarily from Europe and the Pacific Rim. International LAN revenues accounted for 28% and 27% of total LAN revenues for the three months ended June 30, 1997 and 1998, respectively, while International Internet/Intranet revenues accounted for 32% and 31% of total Internet/Intranet revenues for the three months ended June 30, 1997 and 1998, respectively. Revenues from Europe accounted for 18% and 21% of total revenues for the three months ended June 30, 1997 and 1998, respectively, while revenues from the Pacific Rim accounted for 6% and 5% of total revenues for the three months ended June 30, 1997 and 1998, respectively. The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors are currently paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, the current economic situation in Asia and Japan and movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

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

     Gross Margin. On August 5, 1998, the Company sold its LAN Division to Gores Technology Group. Gross margins from the LAN Division were 32.4% and 34.5% for the three months ended June 30, 1997 and 1998, respectively, and gross profits from the LAN Division have accounted for 39.2% and 26.7% of total gross profits for the three months ended June 30, 1997 and 1998, respectively. Consequently, the comparisons below should not be relied upon as indicators of future performance. The Company's gross margin for Internet/Intranet products is affected by many factors, including pricing strategies, royalties paid to third parties, standard cost changes, new versions of existing products and product mix. The Company's total gross margin increased from 48.3% to 55.2% for the three months ended June 30, 1997 and 1998, respectively, primarily due to the increasing percentage of higher margin Internet/Intranet products being sold by the Company. The Company's gross margin for Internet/Intranet products was 70.7% for the three months ended June 30, 1997 and 1998. The Company's gross margin for LAN products increased from 32.4% to 34.5% for the three months ended June 30, 1997 and 1998, respectively. The increase was primarily due to Fast Ethernet cost reductions and product mix. The Company expects the total gross margin percentage will increase during the three months ended September 30, 1998 as a result of the sale of the LAN Division. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company and external market factors including but not limited to price competition. The Company's Internet/Intranet software products have a higher average gross margin than the Company's Internet hardware products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there will be a material adverse effect on the Company's business, operating results and financial condition.

     Research and Development. On August 5, 1998, the Company sold its LAN Division to Gores Technology Group. The LAN Division's research and development expenses have accounted for 20.9% and 19.7% of total research and development expenses for the three months ended June 30, 1997 and 1998, respectively. Consequently, the comparisons below should not be relied upon as indicators of future performance. Research and development expenses decreased 8.3% from $2.2 million to $2.0 million for the three months ended June 30, 1997 and 1998, respectively. The decrease was primarily due to the transition of software development to India and higher spending during the three months ended June 30, 1997 related to the development of the Frame Relay

Internet connectivity product. Research and development expenses represented 18.2% and 17.2% of total revenues for the three months ended June 30, 1997 and 1998, respectively. The Company believes that it will continue to devote substantial resources to product development but that future research and development expenses will decline in absolute dollars as a result of the sale of the LAN Division and the transfer of its related engineers and their associated development costs, however, the Company expects research and development expenses to increase as a percentage of total revenue. Historically, the Company has believed its process for developing software is essentially completed concurrently with the establishment of technological feasibility and no internal software costs have been capitalized to date. During the three months ended June 30, 1998, $11,500 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties, were capitalized. No internal software development costs were capitalized during the three months ended June 30, 1998.

     Selling and Marketing. On August 5, 1998, the Company sold its LAN Division to Gores Technology Group. The LAN Division's selling and marketing expenses have accounted for a significant portion of total selling and marketing expenses for the three months ended June 30, 1997 and 1998. Consequently, the comparisons below should not be relied upon as indicators of future performance. Selling and marketing expenses increased 14.0% from $3.6 million to $4.1 million for the three months ended June 30, 1997 and 1998, respectively. The increase was primarily due to channel development programs and increased promotional spending to support new product launches. Such expenses represented 29.6% and 34.7% of total revenues for the three months ended June 30, 1997 and 1998, respectively. The Company believes that future selling and marketing expenses will decline in absolute dollars as a result of the sale of the LAN Division and the transfer of its related employees and the associated selling and marketing expenses and expects such expenses to increase as a percentage of total revenue.

     General and Administrative. On August 5, 1998, the Company sold its LAN Division to Gores Technology Group. The LAN Division's general and administrative expenses have accounted for a significant portion of total general and administrative expenses for the three months ended June 30, 1997 and 1998. Consequently, the comparisons below should not be relied upon as indicators of future performance. General and administrative expenses increased from $907,000 to $912,000 for the three months ended June 30, 1997 and 1998, respectively. Such expenses represented 7.5% and 7.7% of total revenues for the three months ended June 30, 1997 and 1998, respectively. The Company believes that future general and administrative expenses will decline in absolute dollars as a result of the sale of the LAN Division and the transfer of its related employees and associated expenses.

     Other Income, net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments. Other income increased 3.7% from $507,000 to $526,000 for the three months ended June 30, 1997 and 1998, respectively.

     Provision for Income Taxes. The effective tax rate was 35% for the each of three months ended June 30, 1997 and 1998. This rate differs from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments, and the utilization of research and experimentation tax credits.

     The Company believes that, following the sale of the LAN Division, there will be sufficient uncertainty regarding the realizability of its deferred tax assets to warrant a valuation allowance against its deferred tax assets not expected to exceed $3.5 million in the three months ending September 30, 1998. The factors considered included the sale of the LAN Division to Gores Technology Group, relatively shorter product life cycles in the high technology industry, the uncertainty of longer-term taxable income estimates related thereto, and limits on the carryback potential for realizing certain deferred tax assets.

NINE MONTHS ENDED JUNE 30, 1997 AND 1998

     Revenues. On August 5, 1998, the Company sold its LAN Division to Gores Technology Group. Revenues from the LAN Division accounted for 62.1% and 45.0% of the Company's total revenues for the nine months ended June 30, 1997 and 1998, respectively. Consequently, the comparisons below should not be relied upon as indicators of future performance. The Company's total revenues decreased 12.3% from $38.3 million to $33.6 million for the nine months ended June 30, 1997 and 1998, respectively. Internet/Intranet products revenue increased 27.3% from $14.5 million to $18.5 million for the nine months ended June 30, 1997 and 1998, respectively. The increase in Internet/Intranet revenue was primarily due to increased sales of the Windows version of Timbuktu Pro collaboration software, particularly volume licenses, as well as increased international sales of Netopia Internet connectivity products and increased sales of the Frame Relay version of the Netopia Internet connectivity product in North America, partially offset by decreased sales of Macintosh versions of Timbuktu Pro collaboration software and decreased sales of the ISDN version of the Netopia Internet connectivity product in North America. The decrease in sales of the ISDN version of the Netopia Internet connectivity product in North America is primarily due to increased competition from foreign and domestic manufacturers of similar product as well as competition from newer technologies such as DSL and cable Internet connectivity products. LAN products revenue decreased 36.5% from $23.8 million to $15.1 million for the nine months ended June 30, 1997 and 1998, respectively. The decrease was primarily due to declining volume and average selling prices of Ethernet, EtherWave and LocalTalk products, partially offset by increased sales of Fast Ethernet products. The Company believes LAN products revenue and revenue from Timbuktu Pro for the Macintosh were adversely affected by declining sales of Mac OS computers and Apple's loss of market share as well as by the reduction in the sales of Macintosh clone computers due to the elimination of a number of Macintosh cloning licenses issued by Apple. Internet/Intranet products revenue accounted for 37.9% and 55.0% of the Company's total revenues for the nine months ended June 30, 1997 and 1998, respectively. Total revenue will now include only Internet/Intranet revenue and therefore the Company expects total revenue will decline and LAN products revenue will discontinue as a result of the sale of the LAN Division on August 5, 1998.

     Netopia sells its Internet/Intranet products and related maintenance, support and other services through distributors, while certain products are also sold directly through select ISPs and VARs or directly by the Company to corporate accounts and higher education institutions. Revenues from distributors accounted for 61% and 46% of the Company's total revenues for the nine months ended June 30, 1997 and 1998, respectively. LAN revenues from distributors accounted for a majority of total LAN revenues for the nine months ended June 30, 1997 and 1998, while Internet/Intranet revenues from distributors accounted for a significant amount of total Internet/Intranet revenues for the nine months ended June 30, 1997 and 1998. The Company's three largest distributors, in aggregate, accounted for 33% and 27% of the Company's total revenues for the nine months ended June 30, 1997 and 1998, respectively. During the nine months ended June 30, 1997 and 1998, revenue from Ingram accounted for 19% and 15% of the Company's total revenues, respectively and revenue from MicroWarehouse accounted for 10% and 8% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the nine months ended June 30, 1997 and 1998.

     International revenues accounted for 30% and 32% of the Company's total revenues for the nine months ended June 30, 1997 and 1998, respectively, and are derived primarily from Europe and the Pacific Rim. International LAN revenues accounted for 31% and 32% of total LAN revenues for the nine months ended June 30, 1997 and 1998, respectively, while International Internet/Intranet revenues accounted for 29% and 32% of total Internet/Intranet revenues for the nine months ended June 30, 1997 and 1998, respectively. Revenues from Europe accounted for 19% and 23% of total revenues for the nine months ended June 30, 1997 and 1998, respectively, while revenues from the Pacific Rim account for 8% and 6% of total revenues for the nine months ended June 30, 1997 and 1998, respectively.

     Gross Margin. On August 5, 1998, the Company sold its LAN Division to Gores Technology Group. Gross margins from the LAN Division were 35.8% and 33.3% for the nine months ended June 30, 1997 and 1998, respectively, and gross profits from the LAN Division have accounted for 46.6% and 28.0% of total gross profits during the nine months ended June 30, 1997 and 1998, respectively. Consequently, the comparisons below should not be relied upon as indicators of future performance. The Company's gross margin for Internet/Intranet products is affected by many factors, including pricing strategies, royalties paid to third parties, standard cost changes, new versions of existing products and product mix. The Company's total gross margin increased from 47.8% to 53.4% for the nine months ended June 30, 1997 and 1998, respectively, primarily due to the increasing percentage of higher margin Internet/Intranet products being sold by the Company. The Company's gross margin for Internet/Intranet products increased from 67.3% to 69.9% for the nine months ended June 30, 1997 and 1998, respectively, primarily due to increased sales of Windows versions of Timbuktu Pro software, particularly volume licenses, the introduction of frame relay routers which have higher gross margins than the Company's other Internet connectivity products, partially offset by reduced sales of Macintosh versions of Timbuktu Pro collaboration software and continued price competition on ISDN Internet connectivity products particularly in North America. The Company's gross margin for LAN products decreased from 35.8% to 33.3% for the nine months ended June 30, 1997 and 1998, respectively. The decrease was primarily due to declining average selling prices as a result of increased price competition as well as incremental price protection and inventory reserves, partially offset by cost reductions.

     Research and Development. On August 5, 1998, the Company sold its LAN Division to Gores Technology Group. The LAN Division's research and development expenses have accounted for 20.6% and 19.2% of total research and development expenses for the nine months ended June 30, 1997 and 1998, respectively. Consequently, the comparisons below should not be relied upon as indicators of future performance. Research and development expenses decreased 3.3% from $6.6 million to $6.4 million for the nine months ended June 30, 1997 and 1998, respectively, primarily due to reduced software localization and associated costs, the transition of software development to India and reduced development expenses related to the Company's LAN products. Research and development expenses represented 17.3% and 19.1% of total revenues for the nine months ended June 30, 1997 and 1998, respectively. The Company believes that it will continue to devote substantial resources to product development but that future research and development expenses will decline in absolute dollars as a result of the sale of the LAN Division and the transfer of its related engineers and their associated development costs, however, the Company expects research and development expenses to increase as a percentage of total revenue. Historically, the Company has believed its process for developing software is essentially completed concurrently with the establishment of technological feasibility and no internal software costs have been capitalized to date. During the nine months ended June 30, 1998, $212,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties, were capitalized. No internal software development costs were capitalized during the nine months ended June 30, 1998.

     Selling and Marketing. On August 5, 1998, the Company sold its LAN Division to Gores Technology Group. The LAN Division's selling and marketing expenses have accounted for a significant portion of total selling and marketing expenses for the nine months ended June 30, 1997 and 1998. Consequently, the comparisons below should not be relied upon as indicators of future performance. Selling and marketing expenses increased 12.1% from $11.3 million to $12.7 million for the nine months ended June 30, 1997 and 1998, respectively. The increase was primarily due to increased headcount, increased advertising expenses related to the introduction of new Internet/Intranet products including Netopia Virtual Office and the Netopia Dual Analog Internet connectivity products and expenses related to the corporate name change from Farallon Communications, Inc. to Netopia, Inc. Such expenses represented 29.5% and 37.7% of total revenues for the nine months ended June 30, 1997 and 1998, respectively. The Company believes that future selling and marketing expenses will decline in absolute dollars as a result of the sale of the LAN Division and the transfer of its related employees and the associated selling and marketing expenses and expects such expenses to increase as a percentage of total revenue.

     General and Administrative. On August 5, 1998, the Company sold its LAN Division to Gores Technology Group. The LAN Division's general and administrative expenses have accounted for a significant portion of total general and administrative expenses for the nine months ended June 30, 1997 and 1998. Consequently, the comparisons below should not be relied upon as indicators of future performance. General and administrative expenses increased 4.3% from $2.6 million to $2.7 million for the nine months ended June 30, 1997 and 1998, respectively, primarily due to increased employee related expenses, transaction fees related to sales over the Internet and accruing additional sales tax reserves related to state sales tax audits. Such expenses represented 6.7% and 8.0% of total revenues for the nine months ended June 30, 1997 and 1998, respectively. The Company believes that future general and administrative expenses will decline in absolute dollars as a result of the sale of the LAN Division and the transfer of its related employees and associated expenses.

     Other Income, net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments. Other income increased 27.5% from $1.3 million to $1.7 million for the nine months ended June 30, 1997 and 1998, respectively. From October 1996 to May of 1997, the Company's short-term investments were held in tax advantaged investments which earned a lower rate of interest than non-tax advantaged investments in which the Company is currently invested.

     Provision for Income Taxes. The effective tax rate was 35% for the each of nine months ended June 30, 1997 and 1998. This rate differs from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments, and the utilization of research and experimentation tax credits.

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

     FLUCTUATIONS IN QUARTERLY RESULTS; FUTURE OPERATING RESULTS UNCERTAIN. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. For example, the Company has recently experienced quarterly losses. Historically, the Company has been dependent upon the sales of its LAN products. As a result of the sale of the LAN Division, the Company's future operating results are dependent upon the market acceptance of its Internet/Intranet products and enhancements thereto. To the extent that the loss of revenue from the sale of the LAN Division is not offset by increases in revenue from the sale of the Company's Internet/Intranet products, the Company's business, operating results and financial condition will be materially and adversely affected. The Company's operating results depend on factors such as, changes in networking and communications technologies, price and product competition, usage of the Internet and developments and changes in the Internet market, the demand for the Company's products, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, the size and timing of distributor and end user orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals for budgetary or other reasons, manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, changes in the level of operating expenses, the timing of research and development expenditures and the level of the Company's international revenues. The Company's results also depend on the demand for vendor products related to the Company's products such as Windows or Apple Macintosh personal computers and operating systems, among others, and customer order deferrals in anticipation of new product offerings by these vendors. The Company's gross margins and operating results depend on factors such as raw material costs, write-offs of obsolete inventory, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin, changes in the mix of channels through which the Company's products are offered as well as the structure of planned Virtual Office partnerships which may be reported as either higher margin royalty arrangements or lower margin operations subject to royalty, amortization or other costs. Additionally, the Company's operating results depend on general factors such as personnel changes, changes in the Company's strategy, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad and economic conditions specific to the industries in which the Company competes among others. The Company's limited Internet/Intranet operating history and the dynamic market environment in which the Company competes makes the prediction of future Internet/Intranet operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often shipped and recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of a particular quarter. The Company typically experiences significant volumes of shipments at the end of the quarter which may be exposed to delays caused by shipping halts or other factors beyond the Company's control. In addition, the Company recognizes revenue on products sold through distributors, ISPs and VARs upon shipment to the distributor, ISP and VAR. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The Company's business also has experienced seasonality in the past, largely due to customer buying patterns such as budgeting cycles of educational institutions that purchase the Company's products and the summer slow down in most European markets. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such seasonality will occur in a manner consistent with prior periods.

     The Company's expense levels are based in large part on expectations as to future revenues and as a result are relatively fixed in the short term. If revenues are below expectations in any given quarter, net income or loss is likely to be disproportionately affected. Due to all of the foregoing factors, and other factors discussed herein, revenues and net income or loss for any future period are not predictable with any significant degree of certainty. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. There can be no assurance that the Company's business strategies will be successful or that the Company will be able to return to or sustain profitability on a quarterly or annual basis in the future. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     DEPENDENCE ON INTERNET/INTRANET PRODUCTS. With the sale of the LAN Division, the Company's business is dependent upon continued and increased market acceptance and growth in the sale of its Internet/Intranet products. To the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth, or will not otherwise lose its utility due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity or due to increased government regulation. Although the Company has experienced significant percentage growth rates in its Internet/Intranet revenues, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results for these products and services. The Company's limited Internet/Intranet operating history and the dynamic market environment in which the Company operates makes the prediction of future Internet/Intranet operating results difficult, if not impossible. There can be no assurance that the Company will increase sales of its Internet/Intranet products or that the Company's existing distribution channels are appropriate for the sale of its Internet/Intranet products. Although the Company's Internet/Intranet software products currently carry a higher average gross margin than its Internet hardware products, the Company anticipates that competitive pressures in its Internet/Intranet business may result in declining average selling prices and gross margins. Accordingly, the failure of the Company's Internet/Intranet products to gain market acceptance or to achieve significant sales would materially and adversely affect the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition and new technologies and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Additionally, a number of competitors have substantially greater financial, technical, sales, marketing and other resources than the Company as well as greater name recognition and a larger customer base. These companies may therefore be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

     DEPENDENCE ON DISTRIBUTORS. The Company receives a significant portion of Internet/Intranet revenue from its two-tier distribution channel. The distribution of Internet/Intranet products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. There can be no assurance that current distributors will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors which operate on a purchase order basis. The Company's LAN Division historically sold significant volumes of product through its distributors. Due to the sale of the LAN Division there can be no assurance that the Company's current distributors will continue to market the Company's Internet/Intranet products, that the Company's channel expense levels will not increase, that economic conditions or industry demand will not adversely affect these or other distributors, or that these distributors will not devote greater resources to marketing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors could have a material adverse effect on the Company's business, operating results and financial condition. The Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, that these distributors will not devote greater resources to marketing products of other companies or that internal staffing changes or other changes at the Company's distributors will not disrupt historical purchasing or payment patterns. Accordingly, the loss of, or a significant reduction in revenue from, one of the Company's distributors, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company grants to its distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases and provides price protection to its distributors. Although the Company provides allowances for projected returns and price decreases, any product returns or price decreases in the future that exceed the Company's allowances will materially and adversely affect the Company's business, operating results and financial condition. The Company also provides end users with a ninety (90) day limited warranty on certain products and permits end users to return any product for its full purchase price if the product does not perform as warranted. To date, the Company has not encountered material warranty claims. Nevertheless, if future warranty claims exceed the Company's reserves, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the Company attempts to further limit its liability to end users through disclaimers of special, consequential and indirect damages and similar provisions in its end user warranty. However, no assurance can be given that such limitations of liability will be legally enforceable.

     SALE OF FARALLON LAN DIVISION. On August 5, 1998, the Company sold its LAN Division to Gores Technology Group. In connection with such sale, the Company received (i) cash, (ii) the right to a portion of Farallon's revenues for a period of five years, (iii) a two year promissory note from Farallon Networking Corporation, guaranteed by Gores Technology Group, and (iv) a warrant to purchase equity of Farallon Networking Corporation. There can be no assurance that the business of Farallon Networking Corporation will be sufficiently successful to allow the Company to realize the value of the warrant and the receivables described in (ii), (iii) and (iv) above. The failure of the Company to realize the value of the warrant and such receivables could have a material adverse effect on the Company's business, operating results and financial condition. Also in connection with the sale of the LAN Division, the Company made certain representations and warranties about the assets and liabilities transferred to Farallon Networking Corporation. While the Company believes such representations to be accurate, the Company could be liable for up to $2 million for any damages to Farallon Networking Corporation resulting from any breach or breaches of any of such representations and warranties. As a result, any material breach or breaches of the representations warranties made in connection with the sale of the LAN Division could have a material adverse effect on the Company's business, operating results and financial condition. See "Fluctuations in Quarterly Results; Future Operating Results Uncertain," "Dependence on Distributors," "Dependence on Proprietary Rights and Technology," "Risks Associated with Potential Acquisitions or Divestitures," "Dependence on Key Personnel," and "California Headquarters; Leased Facilities."

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES. The Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. In addition, the Company continues to evaluate the performance of all its products and product lines and may sell or discontinue current technologies, products or product lines. Any acquisitions or divestitures may result in potentially dilutive issuances of equity securities, the write-off of software development costs or other assets, the incurring of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Acquisitions or divestitures would involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, the entry into markets in which the Company has little or no direct prior experience, the potential loss of key employees and the potential loss of key distributor or supplier relationships. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered.

     MANAGEMENT OF CHANGING BUSINESS. Managing the Internet/Intranet business following the sale of the LAN Division represents a significant challenge for the Company and its administrative, operational and financial resources and places increased demands on its systems and controls. The Company's ability to manage the continuing development of its Internet/Intranet business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to modify its manufacturing capabilities. This transition has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that any growth in its Internet/Intranet business will require it to recruit and hire a substantial number of new engineering, sales and marketing, customer service, administrative and managerial personnel. There can be no assurance that the Company will be successful in hiring or retaining these personnel, if needed. In addition, certain aspects of the Company's Internet/Intranet business require volume sales to achieve profitability. If the Company is unable to achieve such volumes, offset the loss of revenue or to manage the transition effectively, the Company's business, operating results and financial condition will be materially and adversely affected.

     DEPENDENCE ON APPLE. The Company believes that approximately 25% to 30% of its Internet/Intranet products revenue are derived from customers purchasing products for the Apple Mac OS environment. Accordingly, the Company is substantially dependent on the market for Mac OS computers and the development and sale of new Apple computers, particularly sales of such computers into business environments. There can be no assurance that competitive personal computers will not displace the Mac OS products or reduce sales of Mac OS products. Sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products, customer order deferrals in anticipation of new Mac OS product offerings and the elimination of a number of Macintosh cloning licenses issued by Apple and potential limitations on the retail distribution of Apple products. The inability of Apple to successfully develop, manufacture, market or sell new products, and any decrease in the sales or market acceptance of the Mac OS family of computers, would have a material adverse effect on the Company's business, operating results and financial condition. For example, during fiscal 1997 and the first nine months of fiscal 1998, the Company believes revenues were adversely affected by declining sales of Mac OS computers and Apple's loss of market share. In addition, sales of the Company's Internet/Intranet products are dependent upon the international demand for Apple products. To the extent that the Company is unable to maintain or increase international demand for its products, or that international demand for Apple products does not meet the Company's expectations, the Company's international sales would be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

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

     The markets for the Company's products and services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEM product manufacturers of Internet access equipment, manufacturers of remote control and screen sharing software and manufacturers of Internet collaboration and web office software. In the Internet access equipment market, the Company competes primarily with Ascend, Cisco, 3Com/U.S. Robotics, Ramp Networks, Intel, Toshiba and several other companies. In the remote control, screen sharing and Internet collaboration and web office software markets, the Company competes primarily with Symantec, Microsoft, Tivoli (IBM), Lotus (IBM), Stac Electronics, Microcom (Compaq), Computer Associates, Network Associates (formerly McAfee), Hot Office and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. In particular, established companies in the personal computer industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. For example, Microsoft has available for free, via download on the Internet, communications and collaboration software compatible with the Microsoft Internet Explorer and has publicly stated that they are committed to integrating Internet technology into existing products at no additional cost to customers. This software product, which enables real-time communication within a workgroup, as well as similar future product offerings from Microsoft, could undermine the Company's ability to market its Timbuktu Pro and/or Netopia Virtual Office collaboration software. Accordingly, there can be no assurance that the Company can continue to market its collaboration and web office software, which would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors have introduced free and/or paid guaranteed service and support programs that appear to be similar to the Company's Up & Running, Guaranteed! program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program, which could have a material and adverse effect upon the Company's business, operating results and financial condition. The markets in which the Company currently competes are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Consolidations in the computer and communication industries continue to create companies with substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base. These companies may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in the loss of market share, further price reductions and reduced gross margins, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

     NEW PRODUCT DEVELOPMENT AND RAPID TECHNOLOGICAL CHANGE. The personal computer industry and Internet marketplace is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's Netopia Internet connectivity hardware products currently operate only over ISDN, Fractional T1/T1, Fractional E1/E1, Frame Relay, 56K analog modem and DSL telecommunication services. As other communications technologies, such as ATM and communication over cable or wireless networks, are developed or gain market acceptance, the Company will be required to enhance its Internet connectivity products to support such technologies, which will be costly and time consuming. If the Company is unable to modify its products to support new Internet access technologies, or if technologies supported by current products do not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as a result of de-emphasis of these technologies by communications service providers, the Company's business, operating results and financial condition would be materially adversely affected. The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchase of existing Company products. Such deferral of purchases could have a material adverse effect on the Company's business, operating results and financial condition.

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

     As of June 30, 1998, Netopia's research and development staff consisted of 62 employees. Of these employees 53 were focused primarily on Internet/Intranet product development and 9 were focused primarily on LAN product development. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, the failure of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company does not manufacture any of the components used in its products and performs only limited assembly on some products. The Company relies on independent contractors to manufacture to specification the Company's components, subassemblies, systems and products. The Company also relies upon limited source suppliers for a number of components used in the Company's products, including certain key microprocessors and integrated circuits. There can be no assurance that these independent contractors and suppliers will be able to timely meet the Company's future requirements for manufactured products, components and subassemblies. The Company generally purchases limited source components pursuant to purchase orders and has no guaranteed supply arrangements with these suppliers. In addition, the availability of many of these components to the Company is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. However, any extended interruption in the supply of any of the key components currently obtained from a limited source would disrupt its operations and have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company anticipates that it will be necessary to establish additional strategic relationships in the future, in particular with additional distributors, ISPs and VARs however there can be no assurance that the Company will be able to establish such alliances or that such alliances will result in increased revenues.

     DEPENDENCE ON PROPRIETARY RIGHTS AND TECHNOLOGY. The Company's ability to compete is dependent in part on its proprietary rights and technology. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality or license agreements with its employees, resellers, distributors, customers and potential customers and limits access to the distribution of its software, hardware designs, documentation and other proprietary information, however in some instances the Company may find it necessary to release its source code to certain parties, for example the Company entered into a product development agreement pursuant to which it released certain source code to a third party in the People's Republic of China. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology. The Company currently has three issued United States patents. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is expected to be a persistent problem. In selling its software products, the Company relies primarily on ''shrink wrap'' licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries where the Company's products are or may be manufactured or sold, particularly developing countries including various countries in Asia, such as the People's Republic of China, do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

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

     In connection with the sale of the LAN Division to Gores Technology Group, the Company sold a significant portion of its patented technology. Because some of such technology is incorporated into the Company's products, the Company has obtained a non-exclusive, irrevocable, royalty-free license to such technology. To the extent that additional technology sold in connection with the sale of the LAN Division is incorporated into the Company's products, or is necessary to the production of future products, the Company may be required to obtain additional licenses to such technology. There can be no assurance that licenses to such technology will be available on commercially reasonable terms, if at all. To the extent the Company is unable to obtain such licenses, the Company's business, operating results and financial condition could be materially adversely affected.

     YEAR 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the application year. Any of the Company's programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In October 1996, the Company began a "Millennium Project" to determine if any actions needed to be taken regarding date-related effects to the Company's software or hardware products. Through testing, the Company has determined that its Netopia Internet Connectivity products, Timbuktu Pro for Macintosh and Windows (versions later than 1.5) and Timbuktu Enterprise are Year 2000 Compliant and has received certification as such. The Company is currently evaluating the Year 2000 compliance of its Netopia Virtual Office software and expects the product to receive certification to such within the 1998 calendar year. The Company has also conducted a comprehensive review of its core internal computer systems, whether provided by third parties or internally developed, to determine if any actions need to be taken regarding Year 2000 date-related effects. These underlying systems are based on the Progress programming language which identifies dates based on four (4) digit numbers rather than two (2) digit numbers and therefore the Company has determined that the Year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company does not expect to incur material expenses related to the Year 2000 issue. However, if such modifications and conversion are not sufficient, the Year 2000 issue may have a material impact on the operations of the Company.

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

     LENGTHY SALES CYCLE AND LENGTHY PARTNERSHIP DEVELOPMENT. The Company's Internet/Intranet software products are often licensed to customers on a volume license basis for use on private wide area network (''WAN'') Intranets involving thousands of nodes. These licenses often involve significant license and maintenance fees. As a result, the license of the Company's Internet/Intranet software products often involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process for these products is often subject to delays associated with long approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Internet/Intranet software products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future related to its Internet/Intranet software or other products.

     The Company's Netopia products are often distributed through partnerships with ISPs, Internet content providers ("ICPs"), Internet portals and on-line communities. These partnerships often involve lengthy testing and certification studies as well as detailed agreements. As a result, partnerships with ISPs, ICPs, Internet portals and on-line communities to distribute Netopia products involve a significant commitment of management attention and resources by prospective partners. Accordingly, the Company's business development process for these distribution channels is often subject to delays associated with long approval processes that typically accompany significant partnership agreements, development agreements and capital expenditures. For these and other reasons, the business development process associated with the partnerships are often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future on partnership development. Additionally, the Company's software products distributed through ISPs, ICPs, Internet portals and on-line communities currently offer a free evaluation period which may delay or reduce potential revenue from the introduction of new products or product modifications.

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

     DEPENDENCE ON KEY PERSONNEL. The Company's business and prospects depend to a significant degree upon the continuing contributions of its key management, sales, marketing, product development and administrative personnel. The Company does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. The loss of key management or technical personnel could materially adversely affect the Company's business, operating results and financial condition. The Company believes that its prospects depend in large part upon its ability to attract and retain highly-skilled engineering, managerial, sales and marketing, manufacturing, and administrative personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

     In connection with the sale of the LAN Division to Gores Technology Group, several key employees became employees of the Buyer, including personnel who were previously engaged in (i) managing relationships with the Company's distributors and other organizations within the Company's sales channel, (ii) managing relationships with the Company's vendors and manufacturing partners,
(iii) managing the Company's material requirements planning functions, (iv) overseeing the Company's internal accounting systems, policies and procedures, and (v) marketing the Company's products to users of Apple computers. As a result, the Company will be required to hire personnel to replace such individuals or to train existing employees to perform such functions. To the extent the Company is unable to compensate for the loss of such personnel, the Company's business, operating results and financial condition could be materially and adversely affected.

     VOLATILITY OF STOCK PRICE. The market price of the shares of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, announcements of product distribution agreements, introduction of new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the networking and other technology industries, changes in or failure by the Company to meet securities analysts' expectations, large volume sales of the Company's Common Stock, activities related to acquisitions or divestitures, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     CALIFORNIA HEADQUARTERS; LEASED FACILITIES . The Company's corporate headquarters and a large portion of its research and development facilities as well as other critical business operations are located in California, near major earthquake faults. The Company's business, financial condition and operating results could be materially adversely affected in the event of a major earthquake.

     In connection with the sale of the LAN Division to Gores Technology Group, the Company assigned the lease to the Company's distribution center to Gores Technology Group and entered into a sublease to use a portion of the space covered by such lease for the Company's manufacturing, shipping and receiving operations. If Gores Technology Group were to default on the lease, the Company would be required to find alternative facilities for such operations. There can be no assurance that the Company would be able to secure such alternate facilities on a timely basis or on similar commercially reasonable terms, if at all. If the Company were to lose the use of its sublet facilities or if it were unable to obtain alternative space, the Company's business, operating results and financial condition could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through the private sale of equity securities, the Initial Public Offering ("IPO") of the Company's Common Stock and through fiscal 1998, cash flow from operating activities.
Since inception, the Company has raised $19.4 million from the private sale of equity securities and approximately $24.8 million, net of offering expenses, from the Company's IPO completed in June 1996. As of June 30, 1998, the Company had cash, cash equivalents and short-term investments representing 66% of total assets.

     Cash provided by operating activities during the nine months ended June 30, 1998 was primarily due to the reduction of accounts receivable of $875,000, depreciation and amortization of $994,000 and other liabilities primarily representing accrued benefits and deferred rent of $667,000 offset by the net loss of $1.4 million.

     The company's investing activities have consisted primarily of purchases of short-term investments and capital equipment. The cash provided by investing activities during the nine months ended June 30, 1998 were primarily from proceeds from the sale of short-term investments partially offset by purchases of such investments, acquisition of a trademark license related to the Netscape Internet portal for Netopia Virtual Office, which the Company expects to amortize over a period not to exceed 2 years and expenditures for capital equipment, representing acquisitions of computer equipment used predominantly in product development. The Company expects that its capital expenditures will increase in future periods to support new product development and production. The Company's principal commitments consist primarily of leases on its headquarters facilities and certain operating equipment.

     On August 5, 1998, the Company sold its Farallon LAN Division ("LAN Division") including the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets to Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group, for cash, a warrant, and certain receivables aggregating $4.9 million in consideration. Gores Technology Group also assumed certain accounts payable and other liabilities of the LAN Division. the sale transaction will be recorded as a discontinued operation in the fourth fiscal quarter ending September 30, 1998. Due to transaction related expenses, the company expects to record a loss on the sale not expected to exceed $3.0 million. As a result of the disposal of this segment, the Company will be reassessing its remaining operations and presently anticipates that the Company's continuing operations will record a charge not expected to exceed approximately $1.0 million for certain one-time reorganization charges and will provide a valuation allowance against its deferred tax assets not expected to exceed $3.5 million in the fourth fiscal quarter ending September 30, 1998.

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



Date:  August 14, 1998         NETOPIA, INC.
                               (Registrant)



                               By:  /s/ James A. Clark
                                    -------------------------------------------
                                    James A. Clark
                                    Vice President and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)

INDEX TO EXHIBITS

Exhibit   Description
-------   -----------

27.1      Financial Data Schedule