Form 10-K
period 1998-09-30
NETOPIA INC
filed 1998-12-29
CIK 1012482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the fiscal year ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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


         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes        X                     No
                           ---------                      ----------

         Indicate by X if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K.

                    Yes                                No     X
                           ---------                      ----------

         As of December 1, 1998 there were 12,036,566 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on The Nasdaq Stock Market on December 1, 1998 was approximately $61,726,681.
                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement for its Annual Stockholders Meeting to be held on February 18, 1999 is incorporated by reference in Part III of this Form 10-K.

                                  NETOPIA, INC.
                                    FORM 10-K
                                      INDEX

PART I.                                                                     PAGE


ITEM 1.     Description of Business........................................... 2

ITEM 2.     Properties........................................................18

ITEM 3.     Legal Proceedings.................................................18

ITEM 4.     Submission ofMatters toa Vote of Security Holders.................18


PART II.

ITEM 5.     Market for Netopia's Common Stock and Related Stockholder Matters.19

ITEM 6.     Selected FinancialData............................................20

ITEM 7.     Management's Discussionand Analysisof Financial Condition and
            Results of Operations.............................................21

ITEM 7(a).  Quantitativeand Qualitative Disclosures About Market Risk.........36

ITEM 8.     Financial Statements and Supplementary Data.......................37

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................37


PART III.

ITEM 10.    Directors andExecutive Officers of the Registrant.................37

ITEM 11.    Executive Compensation............................................37

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management....37

ITEM 13.    Certain Relationships and Related Transactions....................37


PART IV.

ITEM 14.    Exhibits,Financial Schedules and Reports on Form 8-K..............38

INDEX TO EXHIBITS.............................................................38

SIGNATURES....................................................................40

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

Item 1.  DESCRIPTION OF BUSINESS

Company Background

         Netopia, Inc. (the "Company," "Netopia" or "Registrant") develops, markets and supports products and services which enable growing organizations to establish their presence on the Internet. The Company's products include Netopia Virtual Office ("NVO") software which is a "no assembly required" web site solution that allows Internet users to create their own customized, interactive web site, Netopia Internet Routers, which offer a range of high-speed, multi-user digital and analog Internet connectivity solutions, and Timbuktu Pro real-time communication and remote control software for workgroups, remote workers and help desk administrators.

         In 1993, the Company focused its business strategy to concentrate on the Internet and Intranet markets through the utilization of its Transmission Control Protocol/Internet Protocol ("TCP/IP") and routing expertise. In fiscal 1994, the Company released its Timbuktu Pro Internet/Intranet collaboration software product (TCP/IP enabled). In fiscal 1996, the Company introduced its Netopia Internet router products and services, and, in fiscal 1997, the Company introduced its NVO software platform. During fiscal 1998, the Company expanded its Internet product offerings by releasing the hosted version of NVO and by offering additional Internet routers supporting Digital Subscriber Line ("DSL") and 56K Dual Analog technologies. The Company also expanded its strategic Internet relationships in fiscal 1998 by partnering with Netscape, France Telecom, Copper Mountain and Northpoint Communications.

         In the fourth quarter of fiscal 1998, the Company sold its Farallon Local Area Networking ("LAN") Division (the "LAN Division") through which it had developed and sold LAN products primarily for Apple Macintosh computers. The LAN Division's operations, products and the market in which it competed were no longer considered core to the Company's business strategy. As a result, the Company sold the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets, to Farallon Communications, Inc. ("Farallon"), formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group ("Gores"). Farallon also assumed certain accounts payable and other liabilities of the LAN Division. In connection with such sale, the Company received consideration aggregating $4.9 million, including (i) $2.0 million of cash, (ii) royalties on Farallon's revenues for a period of five years to the extent that Farallon achieves revenues from the sale of its LAN Products of at least $15.0 million per year, (iii) a two year $1.0 million promissory note from Farallon, guaranteed by Gores, and (iv) a warrant to purchase up to 5% of the equity of Farallon. There can be no assurance that the business of Farallon will be sufficiently successful to allow the Company to realize the value of the receivables, note and warrant described in (ii), (iii) and (iv) above. See "Other Risks Associated with the Sale of the LAN Division."

         The Company is incorporated in Delaware, and its principal executive offices are located at 2470 Mariner Square Loop, Alameda, California, USA 94501.

Events Occurring After September 30, 1998

         On December 17, 1998, the Company signed a definitive agreement and closed a transaction to purchase Serus LLC ("Serus"), a Utah limited liability company. Serus is a developer of java-based web site editing software products. Upon completion of the development of such products, Netopia intends to market the products both independently and along with its Netopia Virtual Office software platform to allow users more flexibility in customizing their web sites. As per the SERUS ASSET PURCHASE AGREEMENT by and among Netopia, Inc. and Serus LLC (the "Purchase Agreement"), Netopia will acquire substantially all of the assets and assume certain liabilities of Serus and existing operations which include in-process research and development. The maximum aggregate purchase price of the Serus transaction is approximately $7.0 million including (i) $3.0 million of cash due and payable on the closing date of the transaction, (ii) 409,556 shares of the Company's Common Stock issued on the closing date, and
(iii) a $1.0 million earnout opportunity based upon certain criteria as set forth in the Purchase Agreement.

         The Company is in the process of completing the valuation of the assets acquired and liabilities assumed in connection with its acquisition of Serus including the evaluation of in-process research and development costs. The Company expects to record a charge to operations during the 3 months ended December 31, 1998 for in-process research and development relating to this recently completed acquisition. The amount of such charge is not presently determinable, but could be material. The Company is aware that the United States Securities and Exchange Commission ("SEC") is reviewing the assumptions and methodologies heretofore commonly used by companies in calculating such charges. The Company intends to follow recent guidance disseminated by the SEC in its valuation of the assets acquired and liabilities assumed and, in particular, in the valuation of in-process research and development.

         In the course of integrating Serus into the operations of the Company, it is possible that facts or circumstances may be discovered that were not known nor apparent prior to the time that the Company executed the Serus Purchase Agreement or during its financial and technical due diligence reviews of Serus. There can be no assurance that difficulties will not be encountered in integrating the operations of Serus, or that the specific benefits expected from the integration of Serus will be achieved. The acquisition of Serus also involves a number of other risks, including technical risks related to the completion of on-going development efforts; assimilation of new operations and personnel; the diversion of resources from Netopia's existing business;
integration of their respective equipment, product and service offerings, networks and technologies, financial and information systems and brand names; coordination of geographically separated facilities and work forces; management challenges associated with the integration of the companies; coordination of their respective engineering, selling, marketing and service efforts, assimilation of new management personnel; and maintenance of standards, controls, procedures and policies. The process of integrating the Serus operations, including its personnel, could cause interruption of, or loss in momentum in the activities of Netopia's business and operations, including those of the business acquired. Further, employees of Serus who may be key to the integration effort or Netopia's ongoing operations may choose not to continue to work for Netopia following the closing of the acquisition.

Industry Background

         The emergence and continued expansion of the Internet as a viable medium for communications, collaboration and commerce has substantially enhanced the value and potential of the Internet market. The Internet is a global, open network of thousands of interconnected computer networks and millions of computer connections that allow businesses, individuals and other organizations to communicate worldwide. Large enterprises are increasingly adopting private "Intranets" that employ Internet data formats and communications protocols, such as TCP/IP, to connect geographically dispersed networks and facilities. Intranets enable network users to communicate and access information within an organization, communicate with external users, such as suppliers, customers and consultants, and use the World Wide Web (the "web") to access information available on the Internet. The emergence of the Internet and Intranets as well as the increased affordability and availability of advanced hardware, software, communications and commerce services has made Internet and Intranet communications available to a broader range of users.

         The   increasing   utility  of  the  Internet  and  Intranets  and  the
availability of high-performance infrastructures that enable advanced capabilities, such as real-time communication, collaboration and commerce, are compelling small businesses, geographically dispersed facilities of large enterprises, home offices, mobile users, schools and other small organizations to establish a web presence and adopt complex network communications and computing systems. However, these organizations typically do not have access to sophisticated technical support and therefore may not be well-served by complex web site development and networking systems requiring extensive technical knowledge or expertise. Today, the tasks of installing, configuring and developing web sites and networking systems, obtaining high-speed digital services, such as DSL, Integrated Service Digital Network ("ISDN"), frame relay or fractional T1/T1, and arranging for an Internet connection from an Internet Service Provider ("ISP") can be costly and burdensome for such users. In addition, traditional vendors, resellers and systems integrators of Internet networking products historically have not offered products or services specifically designed for users who may not have access to sophisticated technical support. Accordingly, the absence of complete, easy-to-use, plug-and-play solutions for affordable Internet/Intranet connectivity and Internet presence software which enables real-time communication, collaboration and commerce has constrained the ability of these users to fully achieve the benefits of the Internet.

The Netopia Solution

         As the use, functionality and importance of the Internet increases, the Company believes the benefits provided by enabling businesses to connect to the Internet and establish an online Internet presence to help increase market exposure, generate long-term cost savings and facilitate communications, are now beginning to be realized by companies of all sizes. Although many small, growing businesses recognize the importance of the Internet, they often lack the expertise and internal resources to connect to and develop a successful Internet presence for their company. The Company believes that over the next few years a large number of organizations will be looking for a cost-effective, user-friendly solution for connecting to the Internet and establishing a professional web site.

         Netopia believes it is well positioned to serve the needs of these small businesses and other organizations and individuals by providing them with complete web site services, communication software and easy-to-use Internet connectivity solutions. Netopia strives to develop products that can be used by anyone regardless of their technical background or access to technical support. With Netopia's innovative Internet/Intranet solutions, users at organizations of any size can utilize online communication and collaboration to increase productivity and add value to customer relationships.

         Netopia believes that the Internet will become a central system for conducting commerce. To that end, web sites can no longer exist as static transmissions, but must evolve to combine value added functions such as interactive communication with e-commerce capabilities; Internet connections can no longer be laborious, but must be instantaneous and serve multiple users; and online collaboration must evolve from one-to-one into many-to-many. Netopia's solutions seek to address these needs while providing simple setup and minimal on-going maintenance. By designing innovative tools that go beyond the rigid use of the web, Netopia believes it is poised to lead companies worldwide to a simpler, more affordable method of using technology to improve business.

The Netopia Strategy

         Netopia's objective is to become a leading provider of web site services and high-speed, multi-user Internet connectivity solutions which enable small growing organizations to establish their presence on the Internet.

         Empower "Mere Mortals" to Establish an Internet Presence. The Company focuses on providing interactive web sites with built-in functionality such as communication tools including chat, intercom, screen sharing and web-based e-mail. These web sites allow the web site owner to add pictures, links, text and files, creating a customized web site, without any programming knowledge or use of expensive consultants. Through partnerships with companies such as Netscape, Big Planet, McAfee and Intuit, Netopia is striving to create a diverse distribution channel to provide "no assembly required" web sites worldwide. The Company targets vertical target markets with web site "templates" designed by the Company providing partial customization intended to add value to the web site owners in a particular profession, market or common interest group. The Company intends to add additional features to its web site platform by adding e-commerce, custom domain names and java-based web site editing.

         Provide Complete, Plug-and-Play Internet Connectivity Solutions. The Company focuses on providing a range of high-speed digital and analog Internet connectivity solutions, including DSL, Fractional T1/T1, Frame Relay, ISDN and Dual 56K, emphasizing ease of use and plug-and-play functionality consistent with Netopia's tradition of providing products that are simple to install, use and support. The Netopia Internet connectivity products are bundled with Internet software and are supported with the Company's "Up & Running, Guaranteed!" program, providing users a single source for complete Internet connectivity. The Company intends to develop future generations of its Netopia Internet connectivity hardware products that incorporate alternative technologies for high bandwidth connectivity and increased throughput, while retaining ease of use and plug-and-play features.

         Expand Strategic Alliances. The Company has formed a number of strategic relationships that assist the Company in developing, distributing and marketing its products. For example, to assist its customers in gaining Internet access and to increase sales of its Internet products, Netopia has formed strategic relationships with PSINet, Bell Atlantic, France Telecom, Telecom Italia, Netscape, GeoCities, McAfee, Intuit and approximately 200 ISPs. The Company intends to sell its Netopia Internet Connectivity products and the NVO software platform through these ISPs. The Company also intends to expand its current strategic relationships and to form additional strategic relationships to augment its current product development, distribution and marketing strategies.

         Leverage Collaboration Software Expertise. Utilizing expertise developed in pioneering collaboration software for the workgroup, remote user and help desk administrator, the Company intends to continue to offer products that increase user productivity and efficiency by enabling real-time, peer-to-peer collaboration over the Internet, and Intranets. The Company's Timbuktu Pro software expands the functionality of the Internet beyond e-mail and Web browsing by enabling users in any location to remotely access an enterprise network and to engage in real-time collaboration over Intranets or the Internet -- viewing other users' screens, revising information, transferring files, controlling other computers and remotely accessing network resources. The Company intends to enhance and expand the number of real-time collaboration tools it offers. For example, the Company recently announced its release of Timbuktu Web Seminar which extends Timbuktu Pro's capabilities from one-to-one collaboration to one-to-many collaboration.

         Target  Rapidly  Growing  Markets  for  Internet  Access  and  Presence
Solutions. The Company targets those segments of the Internet access and presence market which it believes are among the most rapidly growing, such as small businesses, branch offices of multi-national corporations, home offices, mobile users, schools and other small organizations. These users generally do not have access to sophisticated technical support and are not well-served by traditional vendors of Internet access products, which have not historically offered products which the Company believes are well designed for these markets. The Company intends to leverage its expertise in developing easy-to-use, plug-and-play products to more rapidly penetrate these markets.

         Leverage Distribution Channels and Customer Support Infrastructure. The Company believes that its relationships with approximately 57 distributors in 29 countries, and with its ISPs, are a valuable asset and that these channels will significantly enhance the marketing and sale of its products. In addition, the Company believes that it is recognized in the industry as providing outstanding customer service and support. The Company intends to leverage its positive name recognition, its distribution relationships and its customer support organization to promote its products.

Products

         Netopia offers easy-to-use web site services and collaboration software and plug-and-play, high-speed, multi-user Internet connectivity solutions. The Company's products are designed for users that may not have access to sophisticated technical support, so called "mere mortals," whether they work in small businesses, branch offices of multi-national coporations, home offices, schools or other small organizations. The Company's products include its NVO software platform, its Netopia Internet Routers and its Timbuktu Pro real-time communication and remote control software.

         Netopia Virtual Office. The NVO software platform is a "no assembly required" web site solution that enables Internet users, whether as independent professionals or small businesses, to create their own customized, interactive web site. The NVO software platform provides flexibility and expandability in the creation and management of customizable web sites with value-added functionality such as integrated communications technology. The Company has also announced plans to incorporate e-commerce functionality to the NVO software platform in fiscal 1999.

         For web site owners, the platform provides a feature rich Internet presence without requiring any knowledge of Hypertext Markup Language ("HTML"), programming skills or a technical staff to maintain the site. For ISPs, Internet Portals ("IPs"), Internet product vendors and professional associations, the platform is an opportunity to offer their customers web sites with customization, value-add features and ease of use advantages.
The NVO software platform consists of four main components:

     (i) Netopia Site Server. The Netopia Site Server ("NSS") is the platform's back end server that delivers the web sites' web pages, administers the web sites and enables the delivery of the communication features within the web site.

     Through its integration with the Netscape Enterprise Server ("NES") as a server plug-in, as well as its cohesion with any standard database, the NSS automatically creates web sites, serves the web site pages, provides administrative functions and enables the conferencing features of NVO. The NSS's object-based site architecture provides flexibility (i.e., web site owners can add additional pages to their web site at any time), while its centralized administration and compatibility with registration databases automate operations.

     (ii) Web Site Templates. Web Site Templates are no assembly required web sites targeted to a common interest group or industry and pre-populated with information useful to that group. Netopia, or its partners, can pre-populate each template with links, frequently asked questions ("FAQs"), formats, files or other information, and the web site can be further personalized by the web site's owner. The template design is independent of the information the NSS maintains about each web site owner. This centralized location allows the owner data to be separate from the template itself. Therefore, a Netopia partner can add new features to existing web sites and update all customer sites at one time. Web site owners can also select a new template and immediately change the design of their existing web site without altering or losing any of their information.

     (iii) Third Party Technology Integration. Functionality can be extended through the integration of third party technologies (e.g., web-based e-mail). Users can leverage the Company's existing technology partnerships or replace and augment the NVO software platform features with their own proprietary technology.

     (iv) Integrated Conferencing and File Management Tools. Netopia Owner and Visitor software allows web site owners and visitors to interact directly in real-time through chat sessions, screen sharing, intercom and other communication features. It allows for both drag-and-drop functions, point-to-point communication capabilities and multiple file upload.

         When customers license the NSS from the Company, they have the option of either hosting and administering their web sites themselves or contracting with Netopia to provide the hosting and administrative services. When customers choose to have Netopia host and administer their web sites, Netopia handles the hosting and administrative services related to the web sites, including the development, marketing, administrative and support services necessary for creating and hosting web sites. This service includes "service pages," a co-branded site where customers can sign up for their web site, view and select a web site template, download the appropriate software and utilize owner services and support. Netopia can also assist with the creation and delivery of mass e-mails, coordinate co-marketing efforts, offer web site move-in assistance and provide site maintenance.

         The performance of the Company's servers, networking hardware and software infrastructure used for the hosting services offered by the Company for NVO is critical to the Company's business and reputation and its ability to attract customers, web users, new subscribers and partners. Any system failure that causes an interruption in service or a decrease in responsiveness of the Company's hosting service could result in less traffic to the Company's hosted web sites and, if sustained or repeated, could impair the Company's reputation and the attractiveness of its brand name. The Company maintains redundant systems for all critical operational areas. The Company also offers up to 10Mb of disk space to each NVO web site hosted on the Company's servers. Disk storage is configured to survive drive failures without risk of data loss using RAID striping and mirroring.

         The Company entered into an eight-month Web-hosting agreement with Exodus Communications, Inc. ("Exodus") effective June 1998. This agreement is automatically renewed for subsequent one-year terms unless either party provides notice at least 60 days prior to the expiration of any term. Pursuant to the agreement, Exodus provides and manages power and environmentals for the
Company's networking and server equipment. Exodus also provides site connectivity to the Internet via multiple DS-3 and OC-3 links on a 24 hour-a-day, seven-days-per week basis. Under the terms of the agreement, Exodus does not, however, guarantee that the Company's Internet access will be uninterrupted, error-free or completely secure. Any disruption in the Internet access provided by Exodus or any failure of the Company's server and networking systems to handle current or higher volumes of traffic could have a material adverse effect on the Company's business, operating results and financial condition. An increase in the use of the Company's hosted NVO web sites could strain the capacity of its systems, which could lead to slower response time or system failures. Slowdowns or system failures adversely affect the speed and responsiveness of the Company's hosted web sites and would diminish the experience for the Company's subscribers and visitors. The ability of the Company to provide effective Internet connections or of its systems to manage substantially larger numbers of customers at higher transmission speeds is as yet unknown, and, as a result, the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. If usage of bandwidth increases, Netopia will need to purchase additional servers and networking equipment and rely more heavily on its equipment and on Exodus and its services to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant.

             The successful delivery of the Company's services is also dependent in substantial part upon the ability of Exodus and the Company to protect Netopia's servers and network infrastructure against damage from human error, fire, flood, power loss, telecommunications failure, sabotage, intentional acts of vandalism and similar events. In addition, substantially all of the Company's servers and network infrastructure are located in Northern California, an area particularly susceptible to earthquakes, which also could cause system outages or failures if one should occur. Despite precautions taken by, and planned to be taken by, the Company and Exodus, the occurrence of other natural disasters or other unanticipated problems at their respective facilities could result in interruption in the services provided by the Company or significant damage to Netopia's equipment. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays or cessations in service, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's reputation and the Netopia brand name could be materially and adversely affected.

         Netopia Internet Connectivity Solutions. The Company's Netopia Internet Connectivity Solutions offer a range of high speed digital and analog Internet Routers which enable cost-effective, plug-and-play Internet connectivity for individual users and workgroups who may not have access to sophisticated technical support, and service programs to assist users for connecting to the Internet. The Company's Internet Router products incorporate the following technologies:

     (i) Symmetric Digital Subscriber Line ("SDSL"). The Netopia Internet Router with SDSL is a seven-speed router that achieves connection speeds to the Internet from 160Kbps to 1.6Mbps, and provides a business with a shared, simultaneous and permanent connection to the Internet. The seven-speed feature of the SDSL Router enables a business to select the level of bandwidth given budget and usage, and the ability to increase DSL speeds as business needs change. The Netopia SDSL Router comes equipped with a built-in 8 port 10base-T Ethernet hub and an uplink port to connect to another Ethernet hub so that users can easily create or expand a network. The Netopia SDSL Router is a "No User Configuration Required" solution. After connecting the router to the SDSL line and powering on, the SmartDSL feature connects to the ISP and configures the router automatically. For users on a LAN, the SmartIP feature (a combination of Network Address Translation ("NAT") and Dynamic Host Configuration Protocol ("DHCP") server) enables LAN managers to configure workstations for Internet access without having to enter an IP address. Other features include built-in IP firewall, IP and Internetwork Packet Exchange ("IPX") (Routing Information Protocol ("RIP") and Service Advertising Protocol ("SAP")) packet filtering, back-to-back connections and a modular architecture which lets users add or switch to different connection types by changing wide area network ("WAN") module cards.

     (ii) DSL and Cable. The Netopia 9100 Ethernet to Ethernet Router allows small and medium sized businesses to connect all users on a LAN to the Internet via the Ethernet port on DSL or Cable modems. The Ethernet Router comes equipped with a built-in 8 port 10base-T Ethernet hub and an uplink port to connect to another Ethernet hub so that users can create or expand a network. The Ethernet Router is also equipped with features that simplify router setup and management with such features as NAT, dynamic IP addressing and an integrated DHCP server. These features enable workstations to be configured for Internet access without having to enter an IP address, allow a LAN to access the Internet through a single dynamically assigned IP address and increase security. Other features include a built-in IP firewall, a modular architecture, IP and IPX (RIP and SAP) packet filtering, among others.

     (iii) Fractional T1/T1, Digital Data Service ("DDS") and Frame Relay. The Netopia leased line routers provide Internet connections at 56K DDS, Fractional T1 and T1 speeds to provide branch offices, small to medium sized businesses or schools a full-time presence on the Internet. Each model supports Frame Relay, Point-to-Point Protocol ("PPP") and Cisco High-level Data Link Control ("HDLC") protocols and offers a serial interface supporting synchronous speeds of up to 1.5Mbps, asynchronous speeds up to 230Kbps and a modular architecture. The Synch/Async Serial ("SA") models support speeds up to Fractional T1/T1 (in North America) and E1 (outside of North America) through an external Channel Service Unit/Data Service Unit ("CSU/DSU"). The 56K DDS and Fractional T1/T1 models are available in North America only.

     (iv) ISDN. Netopia Internet Routers for ISDN are LAN attached devices supplying high-speed, dial-up connectivity for all users on a network. The ISDN Routers include a basic rate interface ("BRI") port with built-in NT-1 interface, PPP, Multilink PPP and 4:1 compression. In addition, the ISDN Routers include patented EtherWave technology that enables connectivity to a 10base-T Ethernet network in a "daisy-chain" fashion with or without the use of an Ethernet hub. The ISDN Routers are optimized for small office and home use. The ISDN Routers include SmartIP, a cost-saving, ease-of-use and security feature that integrates NAT technology with a DHCP server to map multiple IP addresses on the small office LAN to a single static or dynamically assigned Internet IP address from the ISP; two Plain Old Telephone Service ("POTS") interface ports; an integrated two-port 10Base-T Ethernet hub and two integrated PC Card slotswhich allow remote troubleshooting, diagnostics, configuration and firmware upgrades in the event of ISDN line failure.

     (v) Dual 56K Analog. The Netopia Internet Router with Dual Analog will connect an entire LAN to the Internet with speeds up to 168Kbps over standard analog telephone lines. By integrating two internal 56K analog modems (and supporting one additional external analog modem) and using analog Multilink PPP, the Dual Analog Router provides multiple users on a LAN with high-speed, dial-on-demand Internet access without the expense or complexity of digital lines. The Dual Analog Router supports ITU v.90 or K56flex standards, IP and IPX network protocols and has a built-in 8 port 10baseT Hub and remote management capabilities.

         The Company offers the users of Netopia Internet Routers the "Customer Care, Guaranteed!" service programs including "Up & Running, Guaranteed!." These service programs assist users in ordering and provisioning the telecommunication carrier line, and obtaining and establishing their ISP service, provide remote configuration of the Netopia Internet Routers, assist in the installation and configuration of the client server software, and provide technical support for the Netopia product line. Toll-free technical support is included with this service program for one year.

         Timbuktu Pro Collaboration Software. Timbuktu Pro is a multi-platform remote control and file transfer software for work groups and remote workers as well as help desk, server and web site administrators. Timbuktu Pro's patented screen sharing technology allows remote control and file transfer between Windows 3.x, Windows 95, Windows NT, Windows 98 and MacOS machines. Timbuktu Pro software enables users to collaborate with other Timbuktu Pro users in real-time over the Internet, Intranets and LANs -- viewing other users' screens, revising information, transferring files, controlling other computers and remotely accessing network resources. Timbuktu Pro products are also used by help desk and information systems personnel to remotely solve technical problems, update software and train users on new applications and operating systems. The Company believes that the peer-to-peer collaboration features in its Timbuktu Pro products bring additional functionality to the Internet, Intranets and LANs. The Timbuktu Pro Enterprise edition provides a comprehensive set of tools geared towards Information Technology ("IT") professionals responsible for deploying and administering remote control technology in the enterprise environment. The Timbuktu Pro Enterprise edition includes the Timbuktu Pro Universal License which the Company believes allows customers to leverage Timbuktu Pro's multi-platform compatibility to reduce the cost of migrating between platforms and operating systems within the enterprise environment. Additionally, Netopia has pursued integration opportunities with application developers focused on systems management and help desk solutions for the large corporate customer. As a result, Timbuktu Pro can be integrated with Remedy's ARS, Microsoft SMS, PLATINUM's Apriori, Tivoli's TME, Allen Systems Group's ASG-IMPACT and Computer Associates' Unicenter ING technology software to enhance the help desk functionality. This integration is included with Timbuktu Pro Enterprise and allows the IT organization to deploy Timbuktu Pro's remote control functionality directly with these leading enterprise applications which the Company believes provide seamless execution of remote control sessions from within the applications themselves. On December 7, 1998, the Company announced the introduction of Timbuktu Web Seminar ("TWS"). TWS is a web-based conferencing solution for the enterprise, Internet and education markets. TWS is web-based ScreenCasting technology that enables professionals to broadcast from their desktop to multiple meeting participants live via the Internet, or Intranet. The TWS server allows the presenter's screen to be broadcast to the participating audience and includes comprehensive security, administration and web polling capabilities. The TWS server installs on Microsoft Windows NT4.0 with IIS 3 or 4 servers and offers organizations savings in travel and meeting expenses while increasing productivity.

         The Company's business is dependent upon continued growth in the sale of its products. The rapid growth in the use of the Internet and Intranets for communication and commerce is a recent phenomenon, and there can be no assurance that such communication or commerce over the Internet will become widespread. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the infrastructure of the Internet will continue to be able to support the demands placed upon it by such potential growth, or that it will not otherwise lose its utility due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity or due to increased government regulation. Although the Company has experienced significant revenue growth rates, the Company does not believe prior percentage growth rates should be relied upon as being indicative of future operating results. The Company's limited operating history as an Internet company and the dynamic market environment in which the Company operates makes the prediction of future operating results difficult, if not impossible. There can be no assurance that the Company will increase sales of its products, or that the Company's existing distribution channels are appropriate for the sale of its products. Accordingly, the failure of the Company's products to gain market acceptance or to achieve significant sales would materially and adversely affect the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition, and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Additionally, a number of competitors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger customer base. These companies may therefore be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products. Increased competition may result in further price reductions, reduced gross margins, increased operating expenses and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.

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

         The Company does not manufacture any of the components used in its products and performs only limited assembly on some products. The Company relies on independent contractors to manufacture to specification the Company's components, subassemblies, systems and products. The Company also relies upon limited source suppliers for a number of components used in the Company's products, including certain key microprocessors and integrated circuits. There can be no assurance that these independent contractors and suppliers will be able to timely meet the Company's future requirements for manufactured products, components and subassemblies. The Company generally purchases limited source components pursuant to purchase orders and has no guaranteed supply arrangements with these suppliers. In addition, the availability of many of these components to the Company is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. However, any extended interruption in the supply of any of the key components currently obtained from a limited source would disrupt the Company's operations and have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company anticipates that it will be necessary to establish additional strategic relationships in the future, in particular with additional distributors, ISPs and Value Added Resellers ("VARs"). However, there can be no assurance that the Company will be able to establish such alliances or that such alliances will result in increased revenues.

Selling and Marketing

         The Company's sales force assists end users by providing solutions for their Internet presence, connectivity and collaboration needs. In addition, the sales force provides pre-sales and order management support to distributors, resellers, ISPs and VARs, identifies new opportunities for product development and provides general market information to management. The Company's marketing strategy is to achieve broad market penetration by utilizing multiple distribution channels, including the use of two-tier distributors, direct sales and telemarketing, Affinity partners, ISPs and VARs, mail order, K-12 and electronic marketing and distribution.

         Two-Tier Distributors. Netopia's major distributors in North America are Ingram Micro ("Ingram") and Tech Data which distribute Netopia's products to resellers, VARs, dealers and dealer chains. Internationally, Netopia distributes its products through approximately 57 distributors in 29 countries. In Europe, distributors sell primarily in the United Kingdom, France, Germany and Sweden, and, in the Pacific Rim, distributors sell primarily in Japan. Netopia provides periodic training in the development of Internet solutions to VARs who purchase the Company's products primarily from distributors. The Company's agreements with its distributors can generally be terminated without cause and do not provide for minimum purchase commitments. Additionally, the agreements provide price protection and grant the distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases.

         Direct Sales / Telemarketing. Netopia's direct sales and telemarketing sales force are primarily focused on the execution of high volume or site license agreements with corporate accounts in North America. The Company currently plans on leveraging its telemarketing expertise developed domestically to begin an international direct telemarketing sales force located in Europe. Timbuktu Pro software is the primary product sold through this channel. The Company intends to sell NVO through its telesales force in fiscal 1999.

         ISPs and VARs. Netopia has formed strategic relationships with ISPs (including telecommunication carriers) and VARs that assist the Company in developing, distributing and marketing its products. For example, to assist customers in establishing their Internet presence and access and to increase sales of the Company's products, Netopia has formed strategic relationships with PSINet, France Telecom, Telecom Italia, Bell Atlantic and approximately 200 other ISPs. The Company also has recruited over 400 Internet VARs for the sale of the Company's products.

         Affinity Partners. Netopia plans to utilize Affinity Partners (a common interest group or professional association) as a distribution channel for its NVO software platform. The Company's Affinity Partners are provided either a button or banner on the Affinity Partners' web site that, when clicked on by the visitor, will direct visitors to the NVO service. Once visitors are directed to the NVO service, they will have the opportunity to sign up for their own NVO web site.

         Mail Order. Netopia markets its products in mail order catalogs, such as those offered by MicroWarehouse, to reach users who are generally more technically sophisticated. Through lower overhead and service costs, mail order catalogs are generally able to offer lower prices than dealers and retailers.

         Electronic Marketing and Distribution. The Company has developed an online web store for the sale of its products and also offers its products through other online stores such as Cyberian Outpost, Download Warehouse and software.net. In addition to the Company's web store, the Company's web site also offers online technical support, bulletin board and File Transfer Protocol ("ftp") service as well as product and Corporate information. This site allows the Company to e-mail focused monthly electronic bulletins for customers and partners, providing information on the Company's most recent upgrades and promotions. The Company currently supports secure online commerce transactions through its web store using Netscape's Secure (SSL) Commerce Server and CyberCash's Secure Internet Payment Service.

         Other Marketing. The Company utilizes several other marketing programs, such as trade advertising, participation in trade shows and press briefings on strategy and new products to support the sale and distribution of its products. Through these marketing programs, Netopia seeks to build brand name recognition, stimulate demand and inform channels about the capabilities and benefits of the Company's products.

         The Company relies primarily on its two-tier distributors for the sale of its products. Revenues from distributors accounted for 45%, 43% and 37% of total revenues for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. A substantial amount of the Company's revenues are generated from a limited number of these distributors. The Company's three largest distributors, in aggregate, accounted for 21%, 24% and 23% of the Company's total revenues for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. During the fiscal years ended September 30, 1998, 1997 and 1996, revenue from Ingram accounted for 12%, 14% and 12% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the fiscal years ended September 30, 1998, 1997 and 1996.

         The distribution of products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. There can be no assurance that current distributors will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors which operate on a purchase order basis. The LAN Division historically sold significant volumes of product through the Company's distributors. Due to the sale of the LAN Division there can be no assurance that the Company's current distributors will continue to market the Company's products or that the Company's channel expense levels will not increase. The loss of, or a significant reduction in revenue from, one of the Company's distributors could have a material adverse effect on the Company's business, operating results and financial condition. The Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, that these distributors will not devote greater resources to marketing products of other companies or that internal staffing changes or other changes at the Company's distributors will not disrupt historical purchasing or payment patterns. Accordingly, the loss of, or a significant reduction in revenue from, one of the Company's distributors, could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company grants to its distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases and provides price protection to its distributors. Although the Company provides allowances for projected returns and price decreases, any product returns or price decreases in the future that exceed the Company's allowances will materially and adversely affect the Company's business, operating results and financial condition. The Company also provides end users with a ninety (90) day and one
(1) year limited warranty on its Timbuktu Pro and Internet connectivity products, respectively, and permits end users to return the product for replacement or its full purchase price if the product does not perform as warranted. The NVO service is provided on an "as is" basis, therefore the Company does not generally offer a warranty on its NVO service. End users are offered a free thirty (30) day evaluation period to use and evaluate the service prior to purchase and thereafter can discontinue their subscription at any time. To date, the Company has not encountered material warranty claims. Nevertheless, if future warranty claims exceed the Company's reserves, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the Company attempts to further limit its liability to end users through disclaimers of special, consequential and indirect damages and similar provisions in its end user warranty. However, no assurance can be given that such limitations of liability would be legally enforceable.

         The Company's Timbuktu Pro software products are often licensed to customers on a volume license basis for use on private WAN Intranets involving thousands of nodes. These licenses often involve significant license and maintenance fees. As a result, the license of the Company's software products often involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process for these products is often subject to delays associated with long approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's software products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future on the sales of its software or other products.

         The Company's Netopia Internet Router products and NVO software platform are often distributed through partnerships with ISPs, VARs and telecommunications carriers. These partnerships often involve lengthy testing and certification studies, detailed agreements and financial commitments from the prospective partner. As a result, partnerships with ISPs, VARs and/or telecommunications carriers to distribute the Company's products involve a significant commitment of management attention and resources by prospective partners. Accordingly, the Company's business development process for these distribution channels is often subject to delays associated with long approval processes that typically accompany significant partnership development and capital expenditures. For these and other reasons, the business development process associated with the partnerships is often lengthy and historically has been subject to a number of significant delays over which the Company has little or no control. Additionally, credit risks related to the financial viability of newly organized IPSs or VARs are often more significant than for other partners. There can be no assurance that the Company will not experience these and additional delays or financial risks in the future related to partnership development.

         The Company's business model for NVO is dependent upon the Company's ability to leverage this software platform to generate revenue streams from monthly subscription based accounts and the licensing of the technology to future customers and partners. The potential profitability of the business model is unproven, and, to be successful, the Company must, among other things, develop and market solutions that achieve broad market acceptance by its subscribers, partners and Internet users. This model has existed for only a limited period of time, and, as a result, is relatively unproven. There can be no assurance that the Company will be able to retain its subscribers or that it will be able to attract new subscribers or licensors. Accordingly, no assurance can be given that the Company's business model for NVO will be successful or that it can generate revenue growth or significant profits.

         Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter.

Customer Service and Support

         The Company believes that it is recognized in the Internet industry as having an outstanding customer support organization. Netopia believes that effective customer support is a key criterion used in selecting the Company's products. Network managers and administrators, ISPs, VARs, distributors, resellers, consultants and other experienced technical experts utilize the Company's toll-free telephone support lines, fax and online support services to access Netopia's internal technical databases and support personnel. Additionally, support personnel are trained to satisfy the needs of end users who are not technical experts and do not have access to sophisticated technical support. The Company believes that its support programs have been successful in creating brand loyalty through its focused support of the specialized needs of these end users, and through the easy-to-use, plug-and-play design of its products.

         With "Customer Care, Guaranteed!" service programs including "Up and Running, Guaranteed!," Netopia remotely configures the Netopia Internet Routers and assists users in setting up service with the user's telephone company and ISP. Once unique in the industry, this concept has been adopted by a number of the Company's competitors. However, the Company believes that its program remains the most comprehensive in the market. The Company's expertise in solving technical problems enables it to commit its resources to analyze any problem an end user may have, even if it involves a product from another company, thereby building customer loyalty to Netopia as the single source for Internet connectivity solutions.

Technology and Product Development

         The Netopia Internet Routers include several core communications technologies, including a third-generation multi-protocol routing engine. The product's operating software has been optimized for the special requirements of Internet access over high-speed analog and digital WAN links, and provides both packet header and data-link compression. The routing engine operates in conjunction with companion modules that provide connection/bandwidth management, authentication/security and configuration/network management functions. The routing engine is standards-based and supports several routing protocols including Routing Information Protocol ("RIP") and RIPv2. The connection/bandwidth management module supports dial-on-demand routing, tracks incoming and outgoing data calls and is optimized for the different types of supported WAN interfaces. Calls can be initiated based on time of day, type of data traffic, and packet data thresholds. Additionally, switched circuit models support a "dynamic bandwidth allocation" capability that transparently initiate connections based on packet data thresholds. These technologies significantly reduce telecommunications costs, particularly with analog and ISDN which is typically tariffed on the basis of usage. Additionally, cost control functionality, optimized for switched interfaces, allows users to determine the amount of traffic used and terminate routing functionality based upon selectable parameters. The authentication/security module provides PPP authentication services, including Password Authentication Protocol ("PAP"), Challenge Handshake Authentication Protocol ("CHAP"), PAP-token and CHAP token, between interconnected routers, dial-back security, and packet filters that allow a LAN to maintain a degree of network security while connecting to the Internet. Netopia Internet Routers incorporate NAT, under the brand name, SmartIP. SmartIP allows for the development of affordable LAN Internet accounts. The Netopia Internet Routers support a wide variety of local and remote configuration/network management capabilities. These capabilities include a utility for assigning a LAN IP address to the router called SmartStart, which includes a server for assigning IP addresses to desktop machines based on the DHCP, a utility for automatically configuring router Frame Relay parameters called SmartMatch, a menu-based console and virtual terminal ("TELNET") interface, Trivial File Transfer Protocol ("TFTP") client for firmware upgrades, and the Simple Network Management Protocol ("SNMP"). The Netopia Internet Routers also support additional utilities and diagnostics such as Packet Internet Groper ("PING"), trace route and syslog, which allow users to troubleshoot network problems. During fiscal 1998, the Company introduced the new R-series Internet router product line which is a new class of modular router. Designed and engineered to reduce the cost of investment in the customer premises equipment ("CPE") market for Internet, Intranet and WAN connectivity to the small to medium business enterprise customer segment. The R-series product line incorporates the processing unit, memory, power supply, system input-output and operating system software in the base unit. The base unit also supports an optional, standards-based, hardware encryption and/or compression module. Depending on the system requirements, customers then select from a wide range of WAN interface modules to be plugged into the two configurable slots, including dual v.90 modems, U and S/T ISDN, U and S/T ISDN with two analog telephone interfaces, ISDN DSL ("IDSL"), SDSL and Ethernet.

         The Company's Timbuktu Pro software products include patented cross platform collaboration technology that provides remote control capabilities across disparate operating systems. This collaboration system supports text and graphical image display between homogeneous and heterogeneous computers connected on a network, the Internet or via other transport media. The system captures drawing events during a recording process and then translates these events into procedure calls during the imaging process on the destination platform. For example, this technology allows a Windows NT workstation to view the screen of a MacOS computer regardless of the differences in screen size, resolution or color depth. This technology enables the Company to better address the heterogeneous requirements of companies' intranets and the Internet. The Company has also developed proprietary compression and caching technologies which are used to minimize resources required for image transmissions over the Internet and slow speed networks.

         The Company's Timbuktu Pro software products also include multi-level security technology that protects enterprise network computing resources and individual users from unauthorized intrusion. In addition to supporting the native operating system security model, such as NT usernames and passwords, each product can maintain its own database, which is used to verify the identity and define the privileges of any user attempting to gain access to a machine. The
Company has also developed unique administration technology for security-conscious network administrators that allows them to customize the functionality available to their organizations. In addition, the TCP/IP ports assigned to Netopia by the Internet Engineering Task Force ("IETF") allow network managers to safeguard their Intranets from unauthorized access with widely available firewall technology. The Company believes that the object-oriented modular architecture of its products allows Netopia to exploit market opportunities quickly and address OEM customer requirements. For instance, by leveraging the Timbuktu Pro for Windows product's built-in Component Object Model ("COM") architecture, the Company was one of the first to market real-time collaboration Netscape plug-ins and Internet applets. This architecture allows new features, transports, and services to be quickly incorporated to meet future market demands as well as provide easy integration of this technology into other third-party applications.

         The Company's NVO product provides a platform for creating, managing, and serving pre-built customizable web sites with integrated communications and collaboration technology. The NSS, which is the core of the platform, consists of a web server that serves the web pages, provides message and file handling capabilities, and enables the conferencing features of the product; and an admin server for managing the web sites. The web server and the admin server both run as NES plug-ins on Sun Solaris systems. The admin server provides the management functionality for the web sites including creation, deletion, rename, setting values, and changing templates through callable functions. The NSS also provides application programming interfaces ("APIs") for password handling and for hashing the web site files for distribution across the file system being used. These APIs allow host providers to replace default functionality with site-specific functions for accessing backend registration databases, etc. The web site pages served by the NSS server are built on a defined directory structure in the native file system for efficient performance. The NVO platform includes a proprietary server-side scripting language, nHTML, which is used to build the customizable web site pages. To serve pages the NSS server parses and executes nHTML directives that dynamically generate standard HTML pages for the client, so that the browsers display standard pages. The web sites can incorporate the patented Timbuktu cross-platform collaboration technology, including remote control. The NSS server enables visitors to the web sites to make connections to the web site owners' machines for screen sharing, point-to-point chat, and intercom features. The server also provides file upload and download capabilities through the NVO Files feature. Collaboration features, such as screen sharing, use the multi-level security technology implemented in the Company's Timbuktu Pro product. The product provides secure access to site customization and configuration pages and to files in the web site via browser authentication.

         The personal computer industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend on its ability to enhance its existing products and to introduce new products to meet changing customer requirements and emerging technologies. For example, the Company's Netopia Internet Router currently operates over ISDN, Fractional T1/T1 (domestically), Fractional E1/E1 (international), Frame Relay, SDSL, Ethernet and 56K analog telecommunication services. As other communications technologies such as Asynchronous Transfer Mode ("ATM"), Asymmetric Digital Subscriber Line ("ADSL"), various other versions of DSL and communication over cable or wireless networks are developed or gain market acceptance, the Company will be required to enhance its Internet Router products to support such technologies, which will be costly, time consuming and have uncertain market acceptance. If the Company is unable to modify its products to support new Internet access technologies, or if ISDN, Fractional T1/T1, Fractional E1/E1, Frame Relay, SDSL, Ethernet or 56K technologies do not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as a result of de-emphasis of ISDN, Fractional T1/T1, Fractional E1/E1, Frame Relay, SDSL, Ethernet or 56K technologies by telecommunications service providers, the Company's business, operating results and financial condition would be materially and adversely affected. The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing Company products. Any such deferral of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

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

         The Company believes that its future business and operating results depend in part on its ability to continue to enhance existing products, develop new products and improve the price and performance of its products in a timely manner. The Company continuously evaluates the emerging needs, developing standards and emerging technologies of its target markets to identify new market or product opportunities. Netopia is focusing its development efforts on its Internet Routers through high-speed digital services, including ISDN, T-1, Frame Relay, DSL, 56K analog technologies and software enhancements to its NVO software platform and Timbuktu Pro products, further international localization of its products and cost-reducing design improvements. In addition, the Company has relied and will continue to rely on external development resources, such as OEM suppliers, for the development of certain of its products and related components. The Company may in the future acquire products or technologies to complement current research and development efforts. Research and development expenses were $7.2 million for each of the fiscal years ended September 30, 1998 and 1997 and $7.6 million for the fiscal year ended September 30, 1996.

         As of December 1, 1998, Netopia's research and development staff consisted of 56 employees. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, the failure of which could have a material adverse effect on the Company's business, operating results and financial condition.

Competition

         Netopia believes that the principal competitive factors in its markets are: (1) product feature, function and reliability, (2) customer service and support, (3) price and performance, (4) ease of use, (5) brand name recognition
(6) strategic alliances, (7) size and scope of distribution channels, (8) timeliness of new product introductions, (9) breadth of product line and (10) size and loyalty of customer base. While the Company believes, in general, that it currently competes favorably with regard to these factors there can be no assurance that the Company will be able to compete successfully in the future, the failure of which would have a material adverse effect on the Company's business, operating results and financial condition.

         The markets for the Company's products, services and subscribers are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEM product manufacturers of Internet access equipment, manufacturers of Internet presence and web site software and developers of remote control and collaboration software. In the Internet access equipment market, the Company competes primarily with Ascend, Cisco, 3Com/U.S. Robotics, Ramp Networks, Intel, Flowpoint and several other companies. In the Internet presence and web site software market, the Company competes with IBM, Inc. Online, The Globe, AOL, GeoCities, Homestead, Lycos, Zyworld and several other companies. In the remote control and collaboration software markets, the Company competes primarily with Symantec, Microsoft, Tivoli (IBM), Lotus (IBM), Stac Electronics, Microcom (Compaq), Computer Associates and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Other companies in the personal computer or Internet industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. For example, Microsoft has available for free, via download on the Internet, communications and collaboration software compatible with the Microsoft Internet Explorer and has publicly stated that they are committed to integrating Internet technology into existing products at no additional cost to customers. This software product, which enables real-time communication within a workgroup, as well as similar future product offerings from Microsoft, could undermine the Company's ability to market its Timbuktu Pro and/or NVO software. Accordingly, there can be no assurance that the Company can continue to market its collaboration and web office software, which would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors have introduced free and/or paid guaranteed service and support programs that appear to be similar to the Company's "Up & Running, Guaranteed!" program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program. The markets in which the Company currently competes are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Consolidations in the computer and communication industries continue to create companies with substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base. These companies may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in the loss of market share, further price reductions and reduced gross margins, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

         As of December 1, 1998, the Company employed 188 persons, including 58 in sales and marketing, 56 in research and development, 30 in customer service and support, 14 in manufacturing operations, and 30 in general and administrative functions. The Company also contracts with consultants who provide short and long-term services to the Company in various areas. Netopia believes that its relations with its employees are good. None of Netopia's employees is represented by a labor union, and the Company has not experienced a work stoppage. The Company believes its business is dependent upon the contributions of its senior management and other key personnel and on Netopia's ability to attract and retain highly qualified personnel. Competition to hire such personnel in Netopia's industry and location is intense.

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

Item 2.           PROPERTIES

         The Company leases approximately 49,000 square feet of office space for its headquarters in Alameda, California. The site is used for research and development, administration, customer service and sales and marketing activities. The facility is currently leased for a five year term, expiring on December 31, 2002. The Company has a five-year renewal option on the Alameda headquarters facility which, if exercised, would commence on January 1, 2003. As a result of the sale of the LAN Division, the Company has provided a partial reserve against the remaining term of the lease of the Alameda headquarters related to the space which was occupied by the LAN Division. The Company also leases approximately 29,000 square feet of warehouse space in San Leandro, California to accommodate the Company's distribution center, which maintains inventory and provides shipping and handling. The facility is currently leased for a five year term, expiring on December 31, 2002. The Company has a five-year renewal option on the San Leandro warehouse facility which, if exercised, would commence on January 1, 2003. As a result of the sale of the LAN Division and per the Separation Agreement made by and between Netopia, Inc. and Farallon, Netopia is to assign the lease of the warehouse facility to Farallon. The assignment of such lease is expected to occur in fiscal 1999. After the lease is assigned to Farallon, the Company will continue to utilize a portion of the warehouse space under a sublease with Farallon. The term of the sublease will begin on the effective date of the lease assignment and terminate on December 31, 2002. The Company's California facilities are located near major earthquake fault lines. In the event of an earthquake, the Company's business, financial condition and operating results could be materially adversely affected.

         In addition, the Company leases approximately 7,000 square feet of research and development office space in Lawrence, Kansas and 1,450 square feet in San Jose, California. These leases expire on July 30, 1999 and September 30, 2002, respectively. The Company leases approximately 4,500 square feet of sales office space in Dallas, Texas for its software telesales group. The facility is currently leased for a five year term, expiring on July 31, 2003. The Company leases approximately 1,900 square feet of sales office space in Springfield, Virginia. The facility is currently leased for a five year term, expiring on July 16, 2003. The Company also leases approximately 1,200 square feet of sales office space in France. The facility is currently leased for a nine year term, expiring on February 28, 2005. The Company believes that its existing facilities are adequate for its current needs and that additional space sufficient to meet the Company's needs for the foreseeable future is available on reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         As of December 22, 1998 the Company was not involved in any pending legal proceedings which the Company believes could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended September 30, 1998.

ITEM 5.  MARKET FOR NETOPIA'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "NTPA." The table below sets forth the quarterly high and low sales prices per share as reported on The Nasdaq Stock Market for the two most recent fiscal years ended September 30, 1998 and 1997, respectively.

                                                                          1998                          1997
                                                                 ----------------------        ----------------------
                                                                    High         Low              High         Low
                                                                 ---------    ---------        ---------    ---------

Fourth fiscal quarter ended September 30.....................       $11.500      $ 4.375          $ 7.125      $ 4.375
Third fiscal quarter ended June 30...........................        10.875        5.625            5.375        3.938
Second fiscal quarter ended March 31.........................         6.375        4.125            6.313        4.250
First fiscal quarter ended December 31.......................         9.000        5.000           14.500        6.375


         The market price of the shares of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, announcements of product distribution agreements, introduction of new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the Internet and other technology industries, changes in or failure by the Company to meet securities analysts' expectations, large volume sales of the Company's Common Stock and activities related to acquisitions or divestitures, semi-professional and amateur day traders, postings on Internet message and chat boards, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of Internet technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition. As of December 1, 1998 the Company had approximately 160 registered stockholders of record. The Company has not paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The closing price per share of the Company's Common Stock as reported on the Nasdaq Stock Market on December 22, 1998 was $7.188.

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

                                                                   Fiscal years ended September 30,
                                                     ----------------------------------------------------------------
                                                        1998         1997         1996          1995        1994
                                                     -----------   -----------   ---------    ----------  -----------
                                                              (in thousands; except for per share amounts)

  Revenues.........................................   $ 24,836       $20,170     $16,718       $ 6,569      $ 5,310

  Cost of revenues.................................      7,955         6,396       3,811           674          447
                                                     -----------   -----------   ---------    ----------  -----------
      Gross profit.................................     16,881        13,774      12,907         5,895        4,863

  Operating expenses:
      Research and development.....................      7,201         7,177       7,603         5,905        2,787
      Selling and marketing .......................     14,404        11,288       9,410         4,463        2,841
      General and administrative...................      3,380         2,945       2,835         2,364        2,736
                                                     -----------   -----------   ---------    ----------  -----------
      Total operating expenses.....................     24,985        21,410      19,848        12,732        8,364
                                                     -----------   -----------   ---------    ----------  -----------

         Operating loss............................     (8,104)       (7,636)     (6,941)       (6,837)      (3,501)
  Other income, net................................      2,222         1,869       1,040           815          291
                                                     -----------   -----------   ---------    ----------  -----------
      Loss from continuing operations
         before income taxes.......................     (5,882)       (5,767)     (5,901)       (6,022)      (3,210)
  Income tax provision (benefit) (a)...............      2,155        (2,217)     (4,619)       (2,732)      (1,856)
                                                     -----------   -----------   ---------    ----------  -----------

         Loss from continuing operations...........     (8,037)       (3,550)     (1,282)       (3,290)      (1,354)
  Discontinued operations, net of taxes (b)........     (2,496)        3,021       4,983         5,796        3,541
                                                     -----------   -----------   ---------    ----------  -----------

         Net income (loss)........................     $(10,533)      $  (529)   $ 3,701       $ 2,506      $ 2,187
                                                     ===========   ===========   =========    ==========  ===========



                                                                   Fiscal years ended September 30,
                                                     ----------------------------------------------------------------
                                                        1998         1997         1996          1995         1994
                                                     -----------   -----------   ---------    ----------  -----------
                                                              (in thousands; except for per share amounts)
 Per share data, continuing operations:
      Basic and diluted loss per share.............     $ (0.69)      $ (0.31)    $ (0.13)      $ (0.36)       $ --
      Shares used in the per share calculations....      11,687        11,335       9,890         9,148          --

 Per share data, discontinued operations:
      Basic income (loss) per share................     $ (0.21)      $  0.27     $  0.50       $  0.63        $ --
      Diluted income (loss) per share..............     $ (0.21)      $  0.24     $  0.46       $  0.61        $ --
      Common shares used in the calculations of
        basic income (loss) per share..............      11,687        11,335       9,890         9,148          --
      Common and common equivalent shares
        used in the calculations of diluted net
        income (loss) per share....................      11,687        12,350      10,887         9,522          --

 Per share data, net income (loss):
      Basic net income (loss) per share............     $ (0.90)      $ (0.05)    $  0.37       $  0.27        $ --
      Diluted net income (loss) per share..........     $ (0.90)      $ (0.05)    $  0.34       $  0.26        $ --
      Common shares used in the calculations of
        basic net income (loss) per share..........      11,687        11,335       9,890         9,148          --
      Common and common equivalent shares
        used in the calculations of diluted net
        income (loss) per share....................      11,687        11,335      10,887         9,522          --
                                                      ==========    ==========   ==========    ==========   =========


                                                                             September 30,
                                                      ---------------------------------------------------------------
                                                         1998        1997          1996        1995         1994
                                                      -----------  -----------   ----------  -----------  -----------
                                                                             (in thousands)
 Consolidated balance sheet data:
  Working capital...................................   $ 38,152     $ 49,979      $49,469      $21,755      $19,569
  Total assets......................................     56,292       61,001       61,618       33,872       29,289
  Long-term liabilities.............................        260          361           46          218          689
  Total stockholders' equity........................     44,801       53,977       53,143       24,279       21,644
                                                      ===========  ===========   ==========  ===========  ===========

------------------------------------
(a)______See Note 5 of Notes to Consolidated Financial Statements.
(b) On August 5, 1998, the Company sold its LAN Division. The sale transaction and operating results of the LAN Division for the periods presented are reported as a discontinued operation. See Note 2 of Notes to Consolidated Financial Statements.

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

Overview

         Netopia develops, markets and supports products and services which enable growing organizations to establish their presence on the Internet. The Company's products include NVO software which is a "no assembly required" web site solution that allows Internet users to create their own customized, interactive web site, Netopia Internet Routers, which offer a range of high-speed, multi-user digital and analog Internet connectivity solutions, and Timbuktu Pro real-time communication and remote control software for workgroups, remote workers and help desk administrators.

         In 1993, the Company focused its business strategy to concentrate on the Internet and Intranet markets through the utilization of its TCP/IP and routing expertise. In fiscal 1994, the Company released its Timbuktu Pro Internet/Intranet collaboration software product (TCP/IP enabled). In fiscal 1996, the Company introduced its Netopia Internet router products and services, and, in fiscal 1997, the Company introduced its NVO software platform. During fiscal 1998, the Company expanded its Internet product offerings by releasing the hosted version of NVO and by offering additional Internet routers supporting DSL and 56K Dual Analog technologies. The Company also expanded its strategic Internet relationships in fiscal 1998 by partnering with Netscape, France
Telecom, Copper Mountain and Northpoint Communications. Additionally, in the fourth quarter of fiscal 1998, the Company sold its LAN Division which developed and sold LAN products primarily for Apple Macintosh computers.

         The Company's total revenues from continuing operations are derived from the sale of hardware and software products and include license revenues for its Timbuktu Pro and NVO software, sales of its Netopia Internet router products and fees for related services, as well as revenue from licensing the Company's patent covering cross-platform screen-sharing technology. Revenue relating to the sale and licensing of hardware and software products is recognized upon shipment of the products by the Company, patent revenue is recognized upon the licensing of the rights to the patent and service revenues are recognized ratably over the term of the contract. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. Revenue is recorded net of an estimated allowance for returns. Any product returns or price decreases in the future that exceed the Company's allowances may materially adversely affect the Company's business, operating results and financial condition. Although the Company has experienced revenue growth over the last five years, there can be no assurance that the Company will be able to sustain or increase revenue growth rates. There can be no assurance that the Company will be profitable on a quarterly or annual basis. As a result of the sale of the LAN Division, the Company's consolidated statements of operations have been restated to reflect the discontinuation of the operations associated with the Company's LAN Division. The Company's limited operating history without its LAN Division and the dynamic market environment in which the Company competes make the prediction of future operating results difficult, if not impossible.

         The Company sells its products and related maintenance, support and other services through distributors, ISPs, VARs and directly by the Company to corporate accounts, higher education institutions and over the Internet. The Company's revenues from distributors accounted for 45%, 43% and 37% of the Company's total revenues for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The Company's three largest distributors, in aggregate, accounted for 21%, 24% and 23% of the Company's total revenues for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. During the fiscal years ended September 30, 1998, 1997 and 1996, revenue from Ingram accounted for 12%, 14% and 12% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the fiscal years ended September 30, 1998, 1997 and 1996.

         The distribution of products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. There can be no assurance that current distributors will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors which operate on a purchase order basis. The LAN Division historically sold significant volumes of product through the Company's distributors. Due to the sale of the LAN Division there can be no assurance that the Company's current distributors will continue to market the Company's products or that the Company's channel expense levels will not increase. The loss of, or a significant reduction in revenue from any one of the Company's distributors could have a material adverse effect on the Company's business, operating results and financial condition. The Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, that these distributors will not devote greater resources to marketing products of other companies or that internal staffing changes or other changes at the Company's distributors will not disrupt historical purchasing or payment patterns. Accordingly, the loss of, or a significant reduction in revenue from, one of the Company's distributors, could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company grants to its distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases and provides price protection to its distributors. Although the Company provides allowances for projected returns and price decreases, any product returns or price decreases in the future that exceed the Company's allowances will materially and adversely affect the Company's business, operating results and financial condition. The Company also provides end users with a ninety (90) day and one
(1) year limited warranty on its Timbuktu Pro and Internet connectivity products, respectively, and permits end users to return the product for replacement or its full purchase price if the product does not perform as warranted. The NVO service is provided on an "as is" basis, therefore the Company does not generally offer a warranty on its NVO service. End users are offered a free thirty (30) day evaluation period to use and evaluate the service prior to purchase and thereafter can discontinue their subscription at any time. To date, the Company has not encountered material warranty claims. Nevertheless, if future warranty claims exceed the Company's reserves, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the Company attempts to further limit its liability to end users through disclaimers of special, consequential and indirect damages and similar provisions in its end user warranty. However, no assurance can be given that such limitations of liability will be legally enforceable.

         International revenues accounted for 33%, 27% and 20% of the Company's total revenues for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented:

                                                                            Fiscal years ended September 30,
                                                                    -------------------------------------------------
                                                                         1998             1997             1996
                                                                    ---------------   --------------   --------------

  Europe..........................................................           25%              19%              11%
  Pacific Rim.....................................................            5                5                7
  Other...........................................................            3                3                2
                                                                    ---------------   --------------   --------------
    Subtotal international revenues...............................           33               27               20
  United States...................................................           67               73               80
                                                                    ---------------   --------------   --------------
      Total revenues..............................................          100%             100%             100%
                                                                    ===============   ==============   ==============

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

          The Company expects that international revenues will continue to represent a significant portion of its total revenues. Any significant decline in international demand for the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management attention and financial resources to developing international sales and support channels. There can be no assurance that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to maintain or increase international demand for its products, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

         The Company's international operations are subject to inherent risks, including, but not limited to, the impact of current and potential future recessionary environments in economies outside the United States, costs of localizing products for foreign countries, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences and political and economic instability. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia such as the People's Republic of China, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus may make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the Company will be able to sustain or increase international revenues, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and its business, operating results and financial condition.

         In the fourth quarter of fiscal 1998, the Company sold its LAN Division through which it had developed and sold LAN products primarily for Apple Macintosh computers. The LAN Division's operations, products and the market in which it competed were no longer considered core to the Company's business strategy. As a result, the Company sold the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets, to Farallon Communications, Inc. ("Farallon"), formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group ("Gores"). Farallon also assumed certain accounts payable and other liabilities of the LAN Division. The LAN Division's products consisted of Ethernet, EtherWave, Fast Ethernet and LocalTalk compatible products which included the PhoneNET system of network connectivity products (the "LAN Products"). In connection with such sale, the Company received consideration aggregating $4.9 million, including (i) $2.0 million of cash, (ii) royalties on Farallon's revenues for a period of five years to the extent that Farallon achieves revenues from the sale of its LAN Products of at least $15.0 million per year, (iii) a two year $1.0 million promissory note from Farallon, guaranteed by Gores, and (iv) a warrant to purchase up to 5% of the equity of Farallon. There can be no assurance that the business of Farallon will be sufficiently successful to allow the Company to realize the value of the receivables, note and warrant described in (ii), (iii) and (iv) above. The failure of the Company to realize the value of the receivables, note and warrant could have a material adverse effect on the Company's business, operating results and financial condition. Also in connection with the sale of the LAN Division, the Company made certain representations and warranties about the assets and liabilities transferred to Farallon. While the Company believes such representations have been accurate, the Company could be liable for up to $2 million for any damages to Farallon resulting from any breach or breaches of any of such representations and warranties. As a result, any material breach or breaches of the representations and warranties made in connection with the sale of the LAN Division could have a material adverse effect on the Company's business, operating results and financial condition. See "Other Risks Associated with the Sale of the LAN Division."

Events Occurring After September 30, 1998

         On December 17, 1998, the Company signed a definitive agreement and closed a transaction to purchase Serus LLC ("Serus"), a Utah limited liability company. Serus is a developer of java-based web site editing software products. Upon completion of the development of such products, Netopia intends to market the products both independently and along with its Netopia Virtual Office software platform to allow users more flexibility in customizing their web sites. As per the SERUS ASSET PURCHASE AGREEMENT by and among Netopia, Inc. and Serus LLC (the "Purchase Agreement"), Netopia will acquire substantially all of the assets and assume certain liabilities of Serus and existing operations which include in-process research and development. The maximum aggregate purchase price of the Serus transaction is approximately $7.0 million including (i) $3.0 million of cash due and payable on the closing date of the transaction, (ii)

409,556  shares of the Company's  Common Stock issued on the closing  date,  and
(iii) a $1.0 million earnout opportunity based upon certain criteria as set forth in the Purchase Agreement.

         The Company is in the process of completing the valuation of the assets acquired and liabilities assumed in connection with its acquisition of Serus including the evaluation of in-process research and development costs. The Company expects to record a charge to operations during the 3 months ended December 31, 1998 for in-process research and development relating to this recently completed acquisition. The amount of such charge is not presently determinable, but could be material. The Company is aware that the SEC is reviewing the assumptions and methodologies heretofore commonly used by companies in calculating such charges. The Company intends to follow recent guidance disseminated by the SEC in its valuation of the assets acquired and liabilities assumed and, in particular, in the valuation of in-process research and development.

         In the course of integrating Serus into the operations of the Company, it is possible that facts or circumstances may be discovered that were not known nor apparent prior to the time that the Company executed the Serus Purchase Agreement or during its financial and technical due diligence reviews of Serus. There can be no assurance that difficulties will not be encountered in integrating the operations of Serus, or that the specific benefits expected from the integration of Serus will be achieved. The acquisition of Serus also involves a number of other risks, including technical risks related to the completion of on-going development efforts; assimilation of new operations and personnel; the diversion of resources from Netopia's existing business;
integration of their respective equipment, product and service offerings, networks and technologies, financial and information systems and brand names; coordination of geographically separated facilities and work forces; management challenges associated with the integration of the companies; coordination of their respective engineering, selling, marketing and service efforts, assimilation of new management personnel; and maintenance of standards, controls, procedures and policies. The process of integrating the Serus operations, including its personnel, could cause interruption of, or loss in momentum in the activities of Netopia's business and operations, including those of the business acquired. Further, employees of Serus who may be key to the integration effort or Netopia's ongoing operations may choose not to continue to work for Netopia following the closing of the acquisition.

Results of Operations

         The following table sets forth certain consolidated statement of operations data of the Company expressed as a percentage of total revenues for the periods presented:

                                                                            Fiscal years ended September 30,
                                                                    -------------------------------------------------
                                                                         1998             1997             1996
                                                                    ---------------   --------------   --------------

  Revenues........................................................         100.0%           100.0%            100.0%

  Cost of revenues................................................          32.0             31.7              22.8
                                                                    ---------------   --------------   --------------

      Gross profit................................................          68.0             68.3              77.2

  Operating expenses:
      Research and development....................................          29.0             35.6              45.5
      Selling and marketing ......................................          58.0             56.0              56.3
      General and administrative..................................          13.6             14.6              16.9
                                                                    ---------------   --------------   --------------
      Total operating expenses....................................         100.6            106.2             118.7
                                                                    ---------------   --------------   --------------

         Operating loss...........................................         (32.6)           (37.9)            (41.5)
  Other income, net...............................................           8.9              9.3               6.2
                                                                    ---------------   --------------   --------------
      Loss from continuing operations
         before income taxes......................................         (23.7)           (28.6)            (35.3)
  Income tax provision (benefit)..................................           8.7            (11.0)            (27.6)
                                                                    ---------------   --------------   --------------

         Loss from continuing operations..........................         (32.4)           (17.6)             (7.7)
  Discontinued operations:
      Income from discontinued operations, net of taxes...........           2.4             15.0              29.8
      Loss on sale of discontinued operations, net of taxes.......         (12.4)              --                --
                                                                    ---------------   --------------   --------------

         Net income (loss).......................................          (42.4)%           (2.6)%            22.1%
                                                                    ===============   ==============   ==============

Fiscal Years Ended September 30, 1998, 1997 and 1996

         Revenues. Total revenue increased 23.1% to $24.8 million in fiscal 1998 from $20.2 million in fiscal 1997, which increased 20.6% from $16.7 million in fiscal 1996. The increase in fiscal 1998 was primarily due to increased sales of the Windows version of Timbuktu Pro collaboration software, particularly volume site licenses, increased sales of the Netopia ISDN Internet router internationally primarily as a result of the Company's relationship with the France Telecom WANadoo service ("WANadoo") and increased sales of the Netopia Frame Relay Internet router in North America which was not available during the entire 1997 fiscal year. These increases were partially offset by decreased sales of the MacOS version of Timbuktu Pro collaboration software and price competition related to the Netopia ISDN Internet router in North America. The increase in fiscal 1997 was primarily due to increased sales of the Netopia ISDN Internet router internationally, which was introduced in the fourth quarter of fiscal 1996, the fiscal 1997 first quarter introduction of the POTS enabled ISDN Internet router in North America, a greater number of regional ISPs selling Netopia Internet routers and increased sales of the Windows version of Timbuktu Pro. These increases were partially offset by decreased sales of the MacOS version of Timbuktu Pro, decreased revenue from patent licenses and price competition related to Netopia ISDN Internet routers in North America. During fiscal years 1998 and 1997, revenues from the MacOS version of Timbuktu Pro have been adversely affected by declining sales of MacOS computers, Apple Computer's loss of market share and the reduction in sales of Macintosh clone computers due to the elimination of a number of cloning licenses issued by Apple Computer. Also during fiscal years 1998 and 1997, the Company's Internet router products, particularly its Netopia ISDN Internet router, have experienced increasing price competition from both domestic and foreign manufacturers of similar products as well as competition from newer technologies such as DSL and cable Internet router products. In fiscal 1999, the Company expects revenue from the MacOS version of Timbuktu Pro to continue to decline in absolute dollars and as a percent of revenue and expects continued price competition related to its Internet router products.

         International revenues increased 47.6% to $8.2 million in fiscal 1998 from $5.5 million in fiscal 1997, which increased 64.4% from $3.3 million in fiscal 1996. The increase in fiscal 1998 is primarily due to increased sales of the Company's Netopia Internet routers, particularly the Netopia ISDN Internet router as a result of the WANadoo service. The increase in fiscal 1997 was primarily due to increased sales of the Netopia ISDN Internet router, which was introduced internationally in the fourth quarter of fiscal 1996.

         Gross Margin. The Company's total gross margin decreased to 68.0% in fiscal 1998 from 68.3% in fiscal 1997, which decreased from 77.2% in fiscal 1996. The decrease in fiscal 1998 was primarily due to the write-down of the Company's single user ISDN modem inventory which totaled approximately $200,000. The write-down of the Company's single user ISDN modem inventory reflects a shift in the Company's strategic focus to providing multi-user Internet connectivity products rather than single user Internet connectivity products. The decrease in fiscal 1997 was primarily due to increased sales of the Company's Netopia Internet router products which have a lower gross margin than the Company's software products and decreased revenue from patent licenses. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company, pricing strategies, royalties paid to third parties, standard cost changes, new versions of existing products and external market factors including but not limited to price competition. The Company's Timbuktu Pro and NVO collaboration software products have a higher average gross margin than the balance of the Company's products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there will be a material adverse effect on the Company's business, operating results and financial condition.

         Research and Development. Research and development expenses were $7.2 million for fiscal 1998 and $7.2 million for fiscal 1997, which decreased 5.6% from $7.6 million in fiscal 1996. Although research and development expenses remained unchanged between fiscal 1998 and fiscal 1997, third party contractor expenses increased but were offset by reduced product localization expenses. The decrease in fiscal 1997 was primarily due to decreased product design, prototyping and regulatory compliance related expenses as well as reduced incentives, recruiting, travel and contractor expenses partially offset by increased product localization expenses. Research and development expenses represented 29.0%, 35.6% and 45.5% of total revenues for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The Company believes that it will continue to devote substantial resources to product and technological development and that research and development costs may increase in absolute dollars in fiscal 1999. Historically, the Company has believed its process for developing software is essentially completed concurrently with the establishment of technological feasibility and no internal software costs have been capitalized to date. During the fiscal year ended September 30, 1998, $237,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties, were capitalized.

         Selling and Marketing. Selling and marketing expenses increased 27.6% to $14.4 million in fiscal 1998 from $11.3 million in fiscal 1997, which increased 20.0% from $9.4 million in fiscal 1996. The increase in fiscal 1998 was primarily due to increased headcount and increased advertising, promotional and channel development expenses related to the introduction of new products including the hosted version of NVO and the Netopia Dual Analog and SDSL routers. The increase in fiscal 1997 was primarily due to increased headcount and related expenses. Selling and marketing expenses represented 58.0%, 56.0% and 56.3% of total revenues for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The Company believes that selling and marketing expenses may increase in absolute dollars in fiscal 1999 as a result of increased advertising and promotion campaigns as well as expansion of its telesales staff.

         General and Administrative. General and administrative expenses increased 14.8% to $3.4 million in fiscal 1998 from $2.9 million in fiscal 1997, which increased 0.4% from $2.8 million in fiscal 1996. The increase in fiscal 1998 was primarily due to the accrual of additional bad-debt expense reserves and increased facility related costs, partially offset by decreased use of information systems contractors. The increase in fiscal 1997 was primarily due to increased legal, accounting and insurance fees related to being a public company partially offset by reduced consulting and employee related expenses. General and administrative expenses represented 13.6%, 14.6% and 16.9% of total revenues for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

         Other Income, Net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments. Other income increased 18.9% to $2.2 million in fiscal 1998 from $1.9 million in fiscal 1997, which increased 79.7% from $1.0 million in fiscal 1996. The increase in fiscal 1998 was primarily due to the Company moving its short-term investments to non-tax advantaged investments from tax advantaged investments. The increase in fiscal 1997 was primarily due to the interest earned on cash raised from the Company's June 1996 Initial Public Offering ("IPO") which was invested during the entire fiscal year of 1997.

         Provision for Income Taxes. Income tax expense related to continuing operations was $2.2 million in fiscal 1998 compared to income tax benefits of $2.2 million and $4.6 million in fiscal years 1997 and 1996, respectively. Tax expense in fiscal 1998 was primarily related to the establishment of a valuation allowance against $2.9 million of deferred tax assets as of the beginning of the year and an additional valuation allowance of $2.6 million primarily against net operating losses generated in the current year. The tax benefit recorded in fiscal 1997 was primarily related to the Company's net operating loss in such year and the tax benefit in fiscal 1996 was primarily related to the Company's net operating loss in such year and the reversal of a previously recognized valuation allowance. Excluding the impact of changes in the valuation allowance against deferred tax assets, the Company's effective tax rate differs from the statutory rate primarily due to research tax credits and tax exempt interest income. See Note 5 of Notes to Consolidated Financial Statements.

         At September 30, 1998, the Company believed that based upon available objective evidence, there was sufficient uncertainty regarding the realizability of its tax assets to warrant a full valuation allowance. The factors considered included the relative shorter life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates related thereto and as a result of the sale of the historically profitable LAN Division. At September 30, 1997, the Company believed that based upon the then available objective evidence, there was sufficient uncertainty regarding the realizability of certain of its tax assets to warrant a partial valuation allowance, primarily related to the expected realizability of its research credit carryforwards. The factors considered included the relative shorter product life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates related thereto and limits on the carryback potential for realizing deferred tax assets. In fiscal 1996, the Company reversed a full valuation allowance that it had previously provided against its deferred tax assets, resulting in an income tax benefit of approximately $2.3 million. During fiscal 1996, the Company believed that due to the demonstrated market acceptance of its new Internet/Intranet products, the uncertainty regarding the realizability of its deferred tax assets had diminished to the point where it was more likely than not that the deferred tax assets would be realized.

         Discontinued Operations. On August 5, 1998, the Company sold its LAN Division for consideration aggregating $4.9 million, including (i) $2.0 million of cash, (ii) royalties on Farallon's revenues for a period of five years to the extent that Farallon achieves revenues from the sale of its LAN Products of at least $15.0 million per year, (iii) a two year $1.0 million promissory note from Farallon, guaranteed by Gores, and (iv) a warrant to purchase up to 5% of the equity of Farallon. The sale of the LAN Division has been accounted for as a discontinued operation and prior period consolidated financial statements have been restated to reflect the discontinuation of the LAN Division. Income from discontinued operations of $602,000, $3.0 million and $5.0 million in fiscal years ended September 30, 1998, 1997 and 1996, respectively, represents the operating income, net of taxes of the discontinued operations. The net book value of the LAN Division approximated the fair value of the consideration received, accordingly, the loss on sale of discontinued operations of $3.1 million in the fiscal year ended September 30, 1998, primarily represents costs and transaction expenses incurred and accrued as a result of the sale of the LAN Division. Such expenses are directly attributable to the sale transaction and are primarily related to projected costs of abandoned facilities, investment advisory, legal and accounting fees and certain expenses related to employees of the LAN Division.

Other Factors That May Affect Future Operating Results

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

         Fluctuations in Quarterly Results; Future Operating Results Uncertain. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Historically, the Company had been dependent upon the sales of its LAN Products. As a result of the sale of the LAN Division, the Company's future operating results are dependent upon the market acceptance of its Internet/Intranet products and enhancements thereto. To the extent that the loss of revenue from the sale of the LAN Division and its products is not offset by increases in revenue from the sale of the Company's Internet/Intranet products, the Company's business, operating results and financial condition will be materially and adversely affected. Historically, the Company's continuing operations have not achieved profitability and there can be no assurance that the Company will achieve profitability in the future. The Company's operating results depend on factors such as changes in networking and communications technologies, price and product competition, usage of the Internet and developments and changes in the Internet market, the demand for the Company's products, retention and growth of the
Company's NVO subscriber base, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, the size and timing of customer orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals for budgetary or other reasons, manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, changes in the level of operating expenses, the timing of research and development expenditures and the level of the Company's international revenues. The Company's results also depend on the demand for vendor products related to the Company's products such as Windows or Apple Macintosh personal computers and operating systems, among others, and customer order deferrals in anticipation of new product offerings by these vendors. The Company's gross margins and operating results depend on factors such as raw material costs, write-offs of obsolete inventory, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin, changes in the mix of channels through which the Company's products are offered as well as the structure of planned NVO partnerships which may be reported as either higher margin royalty arrangements or lower margin operations subject to royalty, amortization or other costs. Additionally, the Company's operating results depend on general factors such as personnel changes, changes in the Company's strategy, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad, and economic conditions specific to the industries in which the Company competes, among others. The Company's limited Internet/Intranet operating history and the dynamic market environment in which the Company competes make the prediction of future operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often shipped and recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of a particular quarter. The Company typically experiences significant volumes of shipments at the end of the quarter which may be exposed to delays caused by shipping halts or other factors beyond the Company's control. In addition, the Company recognizes revenue on products sold through distributors, ISPs and VARs upon shipment to the distributor, ISP and VAR. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The Company's business also has experienced seasonality in the past, largely due to customer buying patterns, such as budgeting cycles of educational institutions that purchase the Company's products and the summer slowdown in most European markets. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such seasonality will occur in a manner consistent with prior periods.

         The Company's expense levels are based in large part on expectations as to future revenues and, as a result, are relatively fixed in the short term. If revenues are below expectations in any given quarter, net income or loss is likely to be disproportionately affected. Due to all of the foregoing factors, and other factors discussed herein, revenues and net income or loss for any future period are not predictable with any significant degree of certainty.

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

         Risks Associated with Potential Acquisitions or Divestitures. The Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. In addition, the Company continues to evaluate the performance of all its products and product lines and may sell or discontinue current technologies, products or product lines. Any acquisitions or divestitures may result in the use of cash, potentially dilutive issuances of equity securities, the write-off of software development costs or other assets, incurrance of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrance of debt, any of which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Acquisitions or divestitures would involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, the entry into markets in which the Company has little or no direct prior experience, the potential loss of key employees and the potential loss of key distributor or supplier relationships. In addition, potential acquisition candidates targeted by the Company may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

         Management of Changing Business. Managing the Company's business following the sale of the LAN Division represents a significant challenge for the Company and its administrative, operational and financial resources and places increased demands on its systems and controls. The Company's ability to manage the continuing development of its Internet/Intranet business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to modify its manufacturing capabilities. This transition has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that any growth in its Internet/Intranet business will require it to recruit and hire a substantial number of new engineering, sales and marketing, customer service, administrative and managerial personnel. There can be no assurance that the Company will be successful in hiring or retaining these personnel, if needed. In addition, certain aspects of the Company's Internet/Intranet business require volume sales to achieve profitability. If the Company is unable to achieve such volumes, offset the loss of revenue or to manage the transition effectively, the Company's business, operating results and financial condition will be materially and adversely affected.

         Other Risks Associated with the Sale of the LAN Division. In connection with the sale of the LAN Division, the Company received consideration aggregating $4.9 million, including (i) $2.0 million of cash, (ii) royalties on Farallon's revenues for a period of five years to the extent that Farallon achieves revenues from the sale of its LAN Products of at least $15.0 million per year, (iii) a two year $1.0 million promissory note from Farallon, guaranteed by Gores, and (iv) a warrant to purchase up to 5% of the equity of Farallon.

         Pursuant to the Agreement of Purchase and Sale of Assets, dated August 5, 1998 (the "Purchase Agreement"), by and between the Registrant and Farallon Communications, Inc., formerly known as Farallon Networking Corporation, the purchase price of the LAN Division is subject to a purchase price adjustment. Such adjustment is based upon the difference between the unaudited balance sheet of the LAN Division as of the effective date of sale (the "Draft Balance Sheet") and the estimated book value of the LAN Division at March 31, 1998. On the effective date of sale, the Company estimated that this difference was approximately $165,000 and accordingly recorded that amount as a liability on the Company's Balance Sheet as of September 30, 1998. Any adjustment to the purchase price of the LAN in excess of the amount accrued for could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's successful realization of assets related to the sale of the LAN Division, such as the royalty and note receivable, is dependent upon the successful operation of Farallon by its management team and by Gores. For example, if Farallon is unable to achieve revenues from LAN Products of at least $15.0 million per year, the Company will lose its right to a portion of Farallon's revenue which could have a material adverse affect upon the Company's business, operating results and financial condition. Farallon's use of its bank credit facility or incurrance of other debt related financing may require Netopia to take a subordinate position to such debt. Such subordinate position, if required, could potentially decrease the likelihood of Netopia receiving payments on its future receivables from Farallon which would allow Farallon's other debt holders to be repaid on their loans before Farallon would make any payments to Netopia on Netopia's Farallon related receivables. Failure to receive such payments would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the Company made customary representations and warranties about the assets and liabilities transferred to Farallon in the Purchase Agreement which the Company believes were materially accurate but which could become the topic of future negotiation or dispute. While the Company believes such representations have been accurate, the Company could be liable for up to $2 million for any damages to Farallon resulting from any breach or breaches of any such representation and warranties. These or other aspects of the transaction would have a material adverse affect upon the Company's business, operating results and financial condition.

         Tariff and Regulatory Matters. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business, operating results and financial condition. For example, if tariffs for public switched digital services increase in the future relative to tariffs for private leased services, then the cost-effectiveness of the Company's products would be reduced and its business, operating results and financial condition would be materially and adversely affected. In addition, the Company's telecommunications products must meet standards and receive certification for connection to public telecommunications networks prior to their sale. In the United States, such products must comply with Part 15(a) (industrial equipment), Part 15(b) (residential equipment) and Part 68 (analog and ISDN lines) of the Federal Communications Commission regulations. The Company's telecommunications products also must be certified by certain domestic telecommunications carriers. In many foreign countries, such products are subject to a wide variety of governmental review and certification requirements. While the European Economic Community and certain other foreign countries regulate the importation and certification of the Company's products, most foreign customers typically require that the Company's products receive certification from their country's primary telecommunication carriers. Any future inability to retain, or obtain on a timely basis, domestic or foreign regulatory approvals and certifications, including safety and telecommunications, could have a material adverse effect on the Company's business, operating results and financial condition.

         Due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy, user screening to prevent inappropriate uses of the Internet by, for example, minors or convicted criminals, taxation, infringement, pricing, content regulation, quality of products and services and intellectual property ownership and infringement. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's products, increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company's business, operating results and financial condition. For example, although it was held unconstitutional, the Telecommunications Act of 1996 prohibited the transmission over the Internet of certain types of information and content. Other nations, including Germany and China, have taken actions to restrict the free flow of material on the web deemed to be objectionable. In addition, although substantial portions of the Communications Decency Act (the "CDA") were held to be unconstitutional, there can be no assurance that similar legislation will not be enacted in the future, and it is possible that such legislation could expose the Company to substantial liability. Legislation like the CDA could also dampen the growth in use of the web generally and decrease the acceptance of the web as a communications and commercial medium, and could, thereby, have a material adverse effect on the Company's business, operating results and financial condition. It is also possible that the use of "cookies" to track demographic information and users may become subject to laws limiting or prohibiting their use. A "cookie" is a bit of information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge. A user is generally able to remove cookies. Germany, for example, has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on the Company's potential use of cookies could limit the effectiveness of the Company's tracking user data, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, a number of legislative proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Moreover, it is likely that, once such moratorium is lifted, some type of federal and/or state taxes will be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of commerce on the Internet and, as a result, adversely affect the Company's opportunity to derive financial benefit from such activities. In addition to the foregoing areas of recent legislative activities, several telecommunications carriers are currently seeking to have telecommunications over the web regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the web have burdened the existing telecommunications infrastructure and many areas with high web use have begun to experience interruptions in phone service, local telephone carriers have petitioned the FCC to regulate ISPs in a manner similar to long-distance telephone carriers and to impose access fees on the ISPs. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the web could increase substantially, potentially slowing growth in use of the web, which could in turn decrease demand for the Company's services or increase the Company's cost of doing business.

         Due to the global nature of the web, it is possible that, although transmissions by the Company over the Internet originate primarily in the State of California, the governments of other states and foreign countries might attempt to regulate the Company's transmissions or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such laws or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company's business, operating results and financial condition.

         In addition, as the Company's services are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state or foreign country. The failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties and could result in the inability of the Company to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, operating results and financial condition.

         Liability for Information Retrieved From the Web. Because materials may be downloaded by subscribers and other users of the Company's NVO web sites and subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials. Such claims have been brought, and sometimes successfully pressed, in the past. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use. The Company could also be exposed to liability with respect to the offering of third-party content that may be accessible through content and materials that may be posted by subscribers on their personal web sites or chat sessions. Such claims might include, among others, that by directly or indirectly hosting the personal web sites of third parties, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such web sites. The Company also offers e-mail services, which expose the Company to potential risk, such as liabilities or claims resulting from unsolicited e-mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Even to the extent that such claims do not result in liability to the Company, the Company could incur significant costs in investigating and defending against such claims. The imposition on the Company of potential liability for information carried on or disseminated through its systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of the Company's services to its subscribers which would have a material adverse effect on the Company's business, operating results and financial condition.

         Year 2000 Readiness Disclosure. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the application year. Any of the Company's programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In addition, the year 2000 is a leap year, which may also lead to incorrect calculations, functions or systems failure. As a result, within approximately one year, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements. In October 1996, the Company began a "Millennium Project" to determine if any actions needed to be taken regarding date-related effects to: (i) the Company's software or hardware products; (ii) the Company's internal operating and desktop computer systems and non-information technology systems; and (iii) the readiness of the Company's third party vendors and business partners.

         Through testing, the Company has determined that its Netopia Internet router products, Netopia Virtual Office software and the versions later than 1.5 of the Company's Windows, MacOS and Enterprise versions of Timbuktu Pro, are Year 2000 Compliant. Although the Company's products are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's internal systems include information technology systems such as financial, order entry, inventory, shipping and customer database computer systems, desktop computer systems and non-information technology systems such as telephones and facilities. The Company has conducted a comprehensive review of its internal information technology systems such as financial, order entry, inventory, shipping and customer database computer systems to determine if any actions need to be taken regarding Year 2000 date-related effects. These underlying systems are based on a relational database language which identifies dates based on four (4) digit numbers rather than two (2) digit numbers and therefore the Company has determined that the Year 2000 issue will not pose significant operational problems for these computer systems. The Company is in the process of initiating a comprehensive inventory and evaluation of all desktop systems and expects to complete this process and upgrade such non-compliant desktop systems to Year 2000 compliant systems by June 1999. The additional costs of remediation are not expected to be material to the Company's financial condition or results of operations. However, if implementation of replacement systems is delayed or if significant new non-compliance issues are identified, the Company's business, financial condition and results of operations could be materially adversely affected.

         The Company is in the process of identifying and prioritizing critical third party vendors, strategic partners and suppliers of non-information related products and services concerning their plans and progress in addressing the Year 2000 problem. The Company is also working with key suppliers of products and services to determine that their operations and products are Year 2000 compliant or to monitor their progress toward Year 2000 compliance, as appropriate.

         To date, the Company has not incurred material expenses related to its Year 2000 compliance effort other than the investment of employee time and resources. The Company has currently identified certain facilities related items that the Company estimates will cost approximately $45,000 to upgrade to Year 2000 compliance. While the Company has dedicated and will continue to dedicate a substantial amount of time and internal resources towards attaining Year 2000 compliance, there can be no assurance that the Company's Year 2000 compliance program will be completed on a timely basis. In addition, there can be no assurance that there will not be an interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The most likely worst case scenarios would include hardware failure and the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, telephone service, water transport, internet services, etc.). In such worst case scenario the Company would lose customers and revenue which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in the process of completing its contingency planning for high risk areas at this time and is scheduled to commence contingency planning for medium to low risk areas by June 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

         Dependence on Apple. The Company believes that approximately 25% to 30% of its revenues are derived from customers purchasing products for the Apple MacOS environment. Accordingly, the Company is dependent on the market for MacOS computers and the development and sale of new Apple computers, particularly sales of such computers into business environments. There can be no assurance that competitive personal computers will not displace the MacOS products or reduce sales of MacOS products. Sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products, customer order deferrals in anticipation of new MacOS product offerings and the elimination of a number of Macintosh cloning licenses issued by Apple and potential limitations on the retail distribution of Apple products. The inability of Apple to successfully develop, manufacture, market or sell new products, and any decrease in the sales or market acceptance of the MacOS family of computers, would have a material adverse effect on the Company's business, operating results and financial condition. For example, during fiscal 1997 and 1998, the Company believes revenues were adversely affected by declining sales of MacOS computers and Apple's loss of market share. In addition, sales of the Company's products are dependent upon the international demand for Apple products. To the extent that the Company is unable to maintain or increase international demand for its products, or that international demand for Apple products does not meet the Company's expectations, the Company's international sales would be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

         Litigation. From time to time, the Company has received claims of infringement of other parties' proprietary rights. Although the Company believes that all such claims received to date are without merit or are immaterial, there can be no assurance that third parties will not assert infringement or other claims in the future with respect to the Company's current or future products or activities. The Company expects that it will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into additional royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the

Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

         From time to time, the Company may be involved in litigation or administrative claims arising out of its operations in the normal course of business. In the event of a successful claim against the Company, the Company's business, operating results and financial condition would be materially and adversely affected.

Liquidity and Capital Resources

         The Company has funded its operations to date primarily through the private sale of equity securities, the IPO of the Company's Common Stock and, in fiscal 1997, cash flow from operations. Since inception, the Company has raised $19.4 million from the private sale of equity securities and approximately $24.8 million, net of offering expenses, from the Company's IPO completed in June 1996. As of September 30, 1998, the Company had cash, cash equivalents and short-term investments representing 75% of total assets. Included in the Company's cash balances at September 30, 1998 was $736,000 of accounts receivable collections related to the LAN Division's operations which had not yet been remitted to Farallon.

         The Company's operating activities used $926,000 of cash in fiscal 1998, generated $4.9 million of cash in fiscal 1997 and used $3.3 million of cash in fiscal 1996. The cash used in operations in fiscal 1998 was primarily due to expenses related to the sale of the LAN Division and increased advertising and promotional expenses related to the introduction of new products. The cash generated by operations in fiscal 1997 was primarily due to collection of accounts receivable and decreased inventory, partially offset by reductions of accounts payable and other accrued liabilities. The cash used in operations in fiscal 1996 was primarily due to increases in accounts receivable related to volume license sales of the Company's software products, that occurred in the last weeks of the fourth quarter ended September 30, 1996, increases in operating expenses related to the introduction of Netopia Internet router products, reduction in accounts payable and increases in inventory related to the Company's Netopia Internet router products and the LAN Division's Fast Ethernet products.

         The Company's investing activities have consisted primarily of purchases of short-term investments and capital equipment. The cash provided by investing activities during fiscal 1998 was primarily from proceeds from the sale of short-term investments partially offset by purchases of such investments, proceeds from the sale of the LAN Division, less the acquisition of a trademark license related to the Netscape Internet portal for NVO, which the Company expects to amortize over a period not to exceed 2 years, and expenditures for capital equipment, representing acquisitions of computer equipment used predominantly in product development. The Company expects that its capital expenditures will increase in future periods to support new product development and production. The cash used in investing activities in fiscal years 1997 and 1996 was primarily related to the purchase of short-term investments and capital equipment. The Company's financing activities in fiscal 1998, 1997 and 1996 represent the exercise of stock options, activities related to the Company's Employee Stock Purchase Plan and the IPO. The Company's principal commitments consist primarily of leases on its headquarters facilities and certain operating equipment. See Note 7 of Notes to Consolidated Financial Statements.

         Although the Company believes that its existing cash balance will decrease moderately during fiscal 1999 as a result of increased operating expenses and acquisition related activities, the Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of the Company's cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to obtain additional presence on the Internet or to support additional advertising and promotional campaigns.

Recent Accounting Pronouncements

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to post contract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements generally is recognized as the services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. SOP 97-2 will be adopted by the Company effective October 1, 1998. The Company does not expect the adoption of SOP 97-2 will have a material impact on the Company's consolidated results of operations.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which are effective for the Company beginning with the fiscal year ended September 30, 1999. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during the period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. SFAS No. 131 establishes annual and interim reporting standards relating to the disclosure of an enterprise's business segments, products, services, geographic areas and major customers. Adoption of these standards is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

         In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 will have a material impact on its results of operations.

ITEM 7(a).        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments for speculative or trading purposes. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. The Company does not expect any material loss with respect to it investment portfolio.

         The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at September 30, 1998. All the Company's investments mature in twelve months or less.

                                                                                Carrying               Average
                                                                                 Amount             Interest Rate
                                                                           ------------------     ------------------
          Principal (notional) amounts in United States dollars:
          Cash equivalents - fixed rate.................................         $    11,657                5.31%
          Short-term investments - fixed rate...........................              24,461                5.61
                                                                           ------------------
                                                                                 $    36,118
                                                                           ==================


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) for an index to the consolidated financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the information contained in the section captioned "Proposal 1 Election of Directors" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         Pursuant to General Instruction G(3) to Form 10-K, the information required by this item is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information contained in the section captioned "Compensation Committee and Insider Participation" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1998.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Schedules

         The following financial statements of Netopia, Inc. are filed as part of this Report on Form 10-K:

INDEX TO FINANCIAL STATEMENTS                                               PAGE

Independent Auditors'Report...................................................41
Consolidated Balance Sheets at September30, 1998 and 1997.....................42
ConsolidatedStatements of Operations for the fiscal years ended September 30,
   1998, 1997 and 1996........................................................43
Consolidated Statements of Stockholders'Equity for the fiscal years ended
   September 30, 1998, 1997 and 1996..........................................44
Consolidated Statements of CashFlows for the fiscal years ended September 30,
   1998, 1997 and 1996........................................................45
Notes to Consolidated FinancialStatements.....................................46

(b)      Reports on Form 8-K

         The Company filed the following Reports on Form 8-K during the three months ended September 30, 1998:

Event Reported     Items Reported       Date Filed   Financial Statements Filed

Sale of Farallon  Item 2. Disposition   August 20,   None (such statements filed
LAN Division              of Assets       1998       by  amendment on Form 8-K/A
                  Item 7. Financial                  dated  October 19, 1998 and
                          Statements                 on Form 8-K/A dated
                          and Exhibits               December 1, 1998)


(c)      Exhibits

         Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference. Copies of such exhibits may be obtained from the Company upon request.

Exhibit
Number   Description
3.1(a)   Restated and Amended  Certificate of  Incorporation
3.2(a)   Restated and Amended  Bylaws of the  Registrant
3.3(b)   Certificate  of Ownership and Merger (Corporate Name Change)
4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(a) Amended and Restated Investor Rights Agreement, dated March 27, 1992, among the Registrant and the Investors and Founders named therein, as amended
10.1(a) Form of Indemnification Agreement entered into between the Registrant and it Directors and Officers
10.2(a)  1996 Stock  Option  Plan and forms of agreements thereunder
10.3(a)  Employee Stock Purchase Plan
10.4(b) Office Lease Agreement between the Company and WHLW Real Estate Limited Partnership, dated May 1, 1997
10.5(b) Real Property Lease Extension Agreement between the Company and Bobwhite Meadow, L.P., dated March 1,1996
10.6(c) Agreement of Purchase and Sale of Assets, dated August 5, 1998, by and between Netopia, Inc., a Delaware corporation, and Farallon Networking Corporation, a Delaware corporation

10.7 Serus Asset Purchase Agreement by and among Netopia, Inc., Serus LLC, Serus Acquisition Corporation and the Members of Serus LLC dated as of December 16, 1998 (including exhibits thereto)
11.1     Reference is made to Note 1 of Notes to Consolidated Financial
         Statements
21.1(a)  Subsidiary of the Registrant
23.1     Report on Schedule and Consent of Independent Auditors
24.1     Power of Attorney (see Signature page)
27.1     Financial Data Schedule

------------------------------------
(a) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-3868).
(b) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended September 30, 1997.
(c) Incorporated herein by reference to the Company's Form 8-K as filed on August 20, 1998.

(d)      Financial Statement Schedule

           Schedule - Valuation and Qualifying Accounts (in thousands)

                                                                 Charged
                                               Balance at       (credited)                               Balance
                                              beginning of     to costs and                             at end of
                 Description                     period          expenses      Deductions     Other(a)    period
  ------------------------------------------  ---------------  --------------  ------------  ---------  ----------
  Allowance for doubtful accounts:
   Fiscal year ended September 30, 1998....        $    566        $     96       $    31      $ 231      $  400
   Fiscal year ended September 30, 1997....             659              21           114         --         566
   Fiscal year ended September 30, 1996....             517             179            37         --         659

  Allowance for returns:
   Fiscal year ended September 30, 1998....        $    561        $    105       $   210      $ 239      $  217
   Fiscal year ended September 30, 1997....             669             200           308         --         561
   Fiscal year ended September 30, 1996....             737             300           368         --         669

  Valuation allowance for deferred tax assets:
   Fiscal year ended September 30, 1998....        $    512       $   6,082        $   --       $ --     $ 6,594
   Fiscal year ended September 30, 1997....              --             512            --         --         512
   Fiscal year ended September 30, 1996....           2,295          (2,295)           --         --          --

------------------------------------
(a)  Amounts transferred with sale of LAN Division.


SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of Alameda, State of California on this 22nd day of December, 1998.

NETOPIA, INC.



BY:      /s/ Alan B. Lefkof
         ----------------------------------------
         Alan B. Lefkof
         President and Chief Executive Officer


Dated: December 22, 1998

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

              Signature                                          Title                                   Date
---------------------------------------    --------------------------------------------------    ----------------------

/s/ Alan B. Lefkof                         President, Chief Executive Officer and Director         December 22, 1998
---------------------------------------
Alan B. Lefkof                             (Principal Executive Officer)


/s/ James A. Clark                         Vice President and Chief Financial Officer              December 22, 1998
---------------------------------------
James A. Clark                             (Principal Financial and Accounting Officer)


/s/ Reese M. Jones                         Chairman of the Board of Directors                      December 22, 1998
---------------------------------------
Reese M. Jones


/s/ David F. Marquardt                     Director                                                December 22, 1998
---------------------------------------
David F. Marquardt


/s/ James R. Swartz                        Director                                                December 22, 1998
---------------------------------------
James R. Swartz


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Netopia, Inc. and subsidiary:

         We have audited the accompanying consolidated balance sheets of Netopia, Inc. and subsidiary as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netopia, Inc. and subsidiary as of September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles.



                                                           KPMG PEAT MARWICK LLP



San Francisco, California
November 4, 1998, except as to Note 9, which is as of December 17, 1998


                          NETOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
             (in thousands; except for share and per share amounts)

                                                                                             September 30,
                                                                                   ----------------------------------
                                                                                       1998               1997
                                                                                   --------------     ---------------
                                       ASSETS
  Current assets:
      Cash and cash equivalents..................................................     $  19,244           $  14,444
      Short-term investments.....................................................        22,851              27,192
      Trade accounts receivable less allowance for doubtful accounts and
           returns of $617 and $1,127, respectively..............................         4,358               8,332
      Royalties receivable.......................................................           410                  --
      Inventories, net...........................................................         1,591               4,421
      Deferred tax assets........................................................            --               1,463
      Prepaid expenses and other current assets..................................           929                 790
                                                                                   --------------     ---------------
              Total current assets...............................................        49,383              56,642
  Note receivable................................................................           900                  --
  Royalties receivable...........................................................         1,372                  --
  Furniture, fixtures and equipment, net.........................................         2,068               2,321
  Deferred tax assets............................................................            --               1,406
  Deposits and other assets......................................................         2,569                 632
                                                                                   ==============     ===============
                                                                                      $  56,292           $  61,001
                                                                                   ==============     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable...........................................................     $   5,440           $   4,302
      Accrued compensation ......................................................         1,217               1,237
      Accrued liabilities........................................................         3,468                 195
      Deferred revenue...........................................................           807                 874
      Other current liabilities..................................................           299                  55
                                                                                   --------------     ---------------
              Total current liabilities..........................................        11,231               6,663
  Long-term liabilities..........................................................           260                 361
                                                                                   --------------     ---------------
              Total liabilities..................................................        11,491               7,024

  Commitments and contingencies

  Stockholders' equity:
      Preferred stock:
      $0.001 par value, 5,000,000 shares authorized, none issued
           or outstanding........................................................            --                  --
      Common stock:
      $0.001 par value, 25,000,000 shares authorized; 11,953,908 and
           11,492,732 shares issued and outstanding at September 30, 1998
           and 1997, respectively...............................................             12                  12
      Additional paid-in capital.................................................        51,871              50,568
      Deferred compensation......................................................            --                 (54)
      Retained earnings (deficit)................................................        (7,082)              3,451
                                                                                   --------------     ---------------
              Total stockholders' equity.........................................        44,801              53,977
                                                                                   --------------     ---------------
                                                                                      $  56,292           $  61,001
                                                                                   ==============     ===============



          See accompanying notes to consolidated financial statements.


                          NETOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands; except for per share amounts)

                                                                            Fiscal years ended September 30,
                                                                    -------------------------------------------------
                                                                         1998             1997             1996
                                                                    ---------------   --------------   --------------

  Revenues........................................................      $  24,836        $  20,170        $  16,718

  Cost of revenues................................................          7,955            6,396            3,811
                                                                    ---------------   --------------   --------------

      Gross profit................................................         16,881           13,774           12,907

  Operating expenses:
      Research and development....................................          7,201            7,177            7,603
      Selling and marketing ......................................         14,404           11,288            9,410
      General and administrative..................................          3,380            2,945            2,835
                                                                    ---------------   --------------   --------------

      Total operating expenses....................................         24,985           21,410           19,848
                                                                    ---------------   --------------   --------------

         Operating loss...........................................         (8,104)          (7,636)          (6,941)
  Other income, net...............................................          2,222            1,869            1,040
                                                                    ---------------   --------------   --------------
      Loss from continuing operations
         before income taxes......................................         (5,882)          (5,767)         (5,901)
  Income tax provision (benefit)..................................          2,155           (2,217)         (4,619)
                                                                    ---------------   --------------   --------------

         Loss from continuing operations..........................         (8,037)          (3,550)          (1,282)
  Discontinued operations:
      Income from discontinued operations, net of taxes...........            602            3,021            4,983
      Loss on sale of discontinued operations, net of taxes.......         (3,098)             --               --
                                                                    ---------------   --------------   --------------

         Net income (loss).......................................      $  (10,533)        $   (529)      $    3,701
                                                                    ===============   ==============   ==============

 Per share data, continuing operations:
      Basic and diluted loss per share............................      $   (0.69)       $   (0.31)       $   (0.13)
                                                                    ===============   ==============   ==============
      Shares used in the per share calculations...................         11,687           11,335            9,890
                                                                    ===============   ==============   ==============

 Per share data, discontinued operations:
      Basic income per share......................................      $    0.05        $    0.27         $   0.50
                                                                    ===============   ==============   ==============
      Diluted income per share....................................      $    0.05        $    0.24         $   0.46
                                                                    ===============   ==============   ==============
      Common shares used in the calculations of basic income
          per share...............................................         11,687           11,335            9,890
                                                                    ===============   ==============   ==============
      Common and common equivalent shares used in the calculations
        of diluted income per share...............................         12,830           12,350           10,887
                                                                    ===============   ==============   ==============
      Basic and diluted per share loss on sale....................      $   (0.27)        $    --           $   --
                                                                    ===============   ==============   ==============
      Shares used in the per share calculation....................         11,687              --               --
                                                                    ===============   ==============   ==============

 Per share data, net income (loss):
      Basic net income (loss) per share...........................      $   (0.90)       $   (0.05)       $   0.37
                                                                    ===============   ==============   ==============
      Diluted net income (loss) per share.........................      $   (0.90)       $   (0.05)       $   0.34
                                                                    ===============   ==============   ==============
      Common shares used in the calculations of basic net income
        (loss) per share..........................................         11,687           11,335           9,890
                                                                    ===============   ==============   ==============
      Common and common equivalent shares used in the calculations
       of diluted net income (loss) per share.....................         11,687           11,335          10,887
                                                                    ===============   ==============   ==============

          See accompanying notes to consolidated financial statements.


                          NETOPIA, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands; except for share amounts)



                                  Preferred Stock       Common Stock      Additional Deferred  Retained    Total
                                -------------------- --------------------  paid-in   compen-   earnings  stockholders'
                                  Shares    Amount     Shares    Amount    capital    sation   (deficit)   equity
                                ----------- -------- ----------- -------- ---------- --------- --------- -----------

Balances , September  30, 1995. 5,591,207     $  6   3,624,231     $  4    $23,990      $ --     $ 279    $ 24,279
Exercise of stock options......        --       --     135,238       --        148        --        --         148
Issuance of common stock net
   of issuance costs of $1,222.        --       --   1,750,000        2     24,812        --        --      24,814
Conversion of preferred stock
   to common stock............. (5,591,207)     (6)  5,591,207        6         --        --        --          --
Issuance of common stock for
   consulting services.........        --       --       5,000       --         30        --        --          30
Issuance of common stock for
   rights and services.........        --       --      14,285       --        162        --        --         162
Deferred compensation related
   to grant of stock options...        --       --          --       --         90       (90)       --          --
Amortization of deferred
   compensation................        --       --          --       --         --         9        --           9
Net income.....................        --       --          --       --         --        --     3,701       3,701
                                ----------- -------- ----------- -------- ---------- --------- --------- -----------
Balances, September 30, 1996...        --       --   11,119,961      12     49,232       (81)    3,980      53,143
                                ----------- -------- ----------- -------- ---------- --------- --------- -----------

Exercise of stock options......        --       --     194,535       --        443        --        --         443
Issuance of common stock under
   Employee Stock Purchase Plan        --       --     178,236       --        833        --        --         833
Issuance of stock warrants.....        --       --          --       --         60        --        --          60
Amortization of deferred
   compensation................        --       --          --       --         --        27        --          27
Net loss.......................        --       --          --       --         --        --      (529)       (529)
                                ----------- -------- ----------- -------- ---------- --------- --------- -----------
Balances, September 30, 1997...        --       --   11,492,732      12     50,568       (54)    3,451      53,977
                                ----------- -------- ----------- -------- ---------- --------- --------- -----------

Exercise of stock options......        --       --     308,019       --        729        --        --         729
Issuance of common stock under
   Employee Stock Purchase Plan        --       --     153,157       --        604        --        --         604
Amortization of deferred
   compensation................        --       --          --       --         --        24        --          24
Forfeiture of deferred
   compensation................        --       --          --       --        (30)       30        --          --
Net loss.......................        --       --          --       --         --        --   (10,533)    (10,533)
                                ----------- -------- ----------- -------- ---------- --------- --------- -----------
Balances, September 30, 1998...        --      $--   11,953,908    $ 12    $51,871      $ --   $(7,082)   $ 44,801
                                =========== ======== =========== ======== ========== ========= ========= ===========


          See accompanying notes to consolidated financial statements.


                          NETOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                            Fiscal years ended September 30,
                                                                    -------------------------------------------------
                                                                          1998             1997             1996
                                                                    ---------------   --------------   --------------
  Cash flows from operating activities:
  Net income (loss) ..............................................     $  (10,533)        $   (529)       $   3,701
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization................................            995            1,812            1,757
     Deferred income taxes........................................          2,869            (673)           (2,197)
     Amortization of deferred compensation........................             24               27                9
     Noncash compensation for services............................             --               60              192
     Changes in allowance for doubtful accounts and returns
          on accounts receivable..................................            (40)            (201)              74
     Changes in operating assets and liabilities:
        Trade accounts receivable.................................          1,549            3,041           (3,522)
        Inventories...............................................           (618)           1,874           (1,537)
        Prepaid expenses and other current assets.................           (443)             667             (453)
        Deposits and other assets.................................           (127)              49             (186)
        Accounts payable and accrued liabilities..................          5,310           (1,508)          (1,563)
        Deferred revenue..........................................            (67)              87              619
        Other liabilities.........................................            155              185             (173)
                                                                    ---------------   --------------   --------------
           Net cash provided by (used in) operating activities....           (926)           4,891           (3,279)
                                                                    ---------------   --------------   --------------
  Cash flows from investing activities:
     Purchase of furniture, fixtures and equipment................           (711)          (1,111)          (2,182)
     Acquisition of trademark license.............................         (1,000)              --               --
     Capitalization of software development costs.................           (237)            (350)              --
     Proceeds from sale of discontinued operations................          2,000               --               --
     Purchase of short-term investments...........................        (47,706)         (35,900)        (124,337)
     Proceeds from the sale of short-term investments.............         52,047           25,943          110,783
                                                                    ---------------   --------------   --------------
           Net cash provided by (used in) investing activities....          4,393          (11,418)         (15,736)
                                                                    ---------------   --------------   --------------
  Cash flows from financing activities:
     Proceeds from the issuance of common stock, net..............          1,333            1,061           24,962
                                                                    ---------------   --------------   --------------
           Net cash provided by financing activities..............          1,333            1,061           24,962
                                                                    ---------------   --------------   --------------
  Net increase (decrease) in cash and cash equivalents............          4,800           (5,466)           5,947
  Cash and cash equivalents, beginning of year....................         14,444           19,910           13,963
                                                                    ---------------   --------------   --------------
  Cash and cash equivalents, end of year..........................      $  19,244        $  14,444        $  19,910
                                                                    ===============   ==============   ==============
  Supplemental disclosures of cash flow activities:
     Income taxes paid............................................       $    193         $    289        $   1,050
                                                                    ===============   ==============   ==============
  Supplemental disclosures of noncash investing and
     financing activities:
     Accrual of stock option deferred compensation................        $    --          $    --          $    90
                                                                    ===============   ==============   ==============
     Issuance of warrants for consulting services.................        $    --         $     60           $   --
                                                                    ===============   ==============   ==============
     Issuance of common stock for consulting services.............        $    --          $    --          $    30
                                                                    ===============   ==============   ==============
     Issuance of common stock and redeemable common stock
          for rights and services.................................        $    --          $    --         $    162
                                                                    ===============   ==============   ==============
     Tax benefit of stock options exercised.......................        $    --         $    215           $   --
                                                                    ===============   ==============   ==============
     Note receivable from sale of discontinued operations.........       $    888          $    --           $   --
                                                                    ===============   ==============   ==============
     Royalties receivable from sale of discontinued operations....      $   1,782          $    --           $   --
                                                                    ===============   ==============   ==============
     Note issued for other assets.................................       $    800          $    --           $   --
                                                                    ===============   ==============   ==============

          See accompanying notes to consolidated financial statements.

                          NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

(1)      Nature of Business and Summary of Significant Accounting Policies

         Nature of Business

         Netopia, Inc. (the  "Company") develops,   markets,  and  supports  web
site  software   and  services   high-speed,  multi-user  Internet  connectivity
products and collaboration software.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in France. All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash Equivalents and Short-Term Investments

         Cash equivalents consist of instruments with purchased maturities of 90 days or less. Certain cash equivalents and all of the Company's investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value, which approximates cost.

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

         Cash   equivalents   and   short-term    investments    classified   as
available-for-sale as of September 30, 1998 and 1997, consisted of the following (in thousands):


                                                                                         September 30,
                                                                           -----------------------------------------
                                                                                  1998                   1997
                                                                           ------------------     ------------------

          U.S. Treasury Securities and obligations of U.S.
            Government agencies.........................................         $    10,554            $     8,193
          Corporate debt................................................               3,997                 22,526
          Commercial paper..............................................              21,567                  7,102
                                                                           ------------------     ------------------
                                                                                 $    36,118            $    37,821
                                                                           ==================     ==================

         The available-for-sale securities as of September 30, 1998 were all due in one year or less.

         Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations without penalties.

         Revenue Recognition

         The Company recognizes revenue from sales of its hardware products upon shipment of the product. The Company recognizes revenues from licenses of computer software provided that a firm purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Patent revenue is recognized upon the licensing of the rights to the patent. Maintenance and service revenues are recognized over the period in which services are provided. Hardware revenues are recognized upon shipment. Certain of the Company's sales are made to customers under agreements permitting right of return for stock balancing and price protection. Revenue is recorded net of an estimated allowance for returns. Revenues and Cost of Revenues are broken down as follows (in thousands):

                          NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

                                                                               September 30,
                                                        ------------------------------------------------------------
                                                              1998                 1997                  1996
                                                        ------------------   ------------------    -----------------
          Revenues:
             Hardware products........................        $    10,884          $     8,134          $     3,741
             Software products........................             13,952               12,036               12,977
                                                        ------------------   ------------------    -----------------

                                                              $    24,836          $    20,170          $    16,718
                                                        ==================   ==================    =================

          Cost of revenues:
             Hardware products........................                  $                    $                    $
                                                                    7,064                5,258                2,584
             Software products........................                891                1,138                1,227
                                                        ------------------   ------------------    -----------------

                                                              $     7,955          $     6,396          $     3,811
                                                        ==================   ==================    =================

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to post contract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements generally is recognized as the services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. SOP 97-2 will be adopted by the Company effective October 1, 1998. The Company does not expect the adoption of SOP 97-2 will have a material impact on the Company's consolidated results of operations.

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

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

         Furniture, Fixtures, and Equipment

         Furniture, fixtures, and equipment are stated at cost. Depreciation is calculated using the straight-line method over the shorter of estimated useful lives or related lease terms ranging from one to seven years.

         Impairment of Long-Lived Assets

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in fiscal 1997. SFAS No. 121 requires that long-lived assets and certain

                          NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value amount or the fair value less costs to sell. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

         Software Development Costs

         Research and development costs include costs related to software products that are expensed as incurred until the technological feasibility of the product has been established. The Company has defined technological feasibility as completion of a working model. After technological feasibility is established, any additional software development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Product development costs capitalized are amortized over a future period. Amortization of capitalized product development costs is computed on a straight-line basis over the estimated economic life of the product, which is generally 1-2 years. All other research and development expenditures are charged to research and development expense in the period incurred. During fiscal 1998, 1997 and 1996, $237,000, $350,000 and $0, respectively, of product development cost incurred subsequent to delivery of a working model, under a development agreement with a third party, have been capitalized.

         Advertising Costs

         The Company expenses advertising costs as incurred. Advertising expense was $1.3 million, $1.0 million and $845,000 for fiscal 1998, 1997 and 1996, respectively.

         Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent such deferred tax assets may not be realized.

         Stock-Based Compensation

         The Company has elected to continue to use the intrinsic value-based method as allowed under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to account for all of its stock-based employee compensation plans. Pursuant to SFAS No. 123, Accounting for
Stock-Based Compensation, the Company is required to disclose the pro forma effects on operating results as if the Company had elected to use the fair value approach to account for all its stock-based employee compensation plans.

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

                          NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

         Per Share Calculations

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share ("EPS") and also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. SFAS No. 128 became effective for the Company's consolidated financial statements for quarterly and annual periods beginning October 1, 1997, and requires restatement of EPS for periods prior to the effective date.

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

         In conjunction with the Company's adoption of SFAS No. 128, the Company also adopted the provisions of Staff Accounting Bulletin ("SAB") No. 98, issued in February 1998. Accordingly, shares previously included pursuant to SAB No. 83 have been omitted from both basic and diluted net income per share amounts. Prior periods have been restated to conform to SFAS No. 128.

         Potential common shares have been excluded from the computation of diluted EPS for fiscal 1998 and 1997 since their effect on EPS is antidilutive due to the losses incurred in each period. Consequently, the number of shares in the computations of basic and diluted EPS is the same for each period. Potential common shares which were excluded from the computation of diluted EPS consisted of options to purchase common stock totaled 3,520,899 shares in fiscal 1998 and 2,867,200 shares in fiscal 1997.

                                                                       Years ended September 30,
                                                    ----------------------------------------------------------------
                                                           1998                   1997                   1996
                                                    ------------------     ------------------     ------------------
 Computation of basic net income (loss) per share:
 Net income (loss) ..............................        $   (10,533)            $     (529)            $    3,701
                                                    ==================     ==================     ==================
 Weighted average number of common shares
   outstanding...................................             11,687                 11,335                  9,890
                                                    ==================     ==================     ==================
 Basic net income (loss) per share...............        $     (0.90)           $     (0.05)            $     0.37
                                                    ==================     ==================     ==================

 Computation of diluted net income (loss) per share:
 Net income (loss) ..............................        $   (10,533)            $     (529)            $    3,701
                                                    ==================     ==================     ==================
 Weighted average number of common shares
   outstanding...................................             11,687                 11,335                  9,890
 Number of dilutive common stock equivalents -
   stock options.................................                 --                     --                    997
                                                    ------------------     ------------------     ------------------
 Shares used in per share calculation............             11,687                 11,335                 10,887
                                                    ==================     ==================     ==================
 Diluted net income (loss) per share.............        $     (0.90)           $     (0.05)            $     0.34
                                                    ==================     ==================     ==================

         Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which are effective for the Company beginning with the fiscal year ended September 30, 1999. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income

                          NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during the period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. SFAS No. 131 establishes annual and interim reporting standards relating to the disclosure of an enterprise's business segments, products, services, geographic areas and major customers. Adoption of these standards is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

         In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 will have a material impact on its results of operations.

(2)      Discontinued Operations

         On August 5, 1998, the Company sold its Farallon LAN Division (the "LAN Division") including the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets to Farallon Communications, Inc. ("Farallon"), formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group ("Gores"). The consideration the Company received for the sale of the LAN Division consisted of the following (in thousands):


           Cash...............................................      $     2,000
           Note receivable....................................              888
           Royalties receivable...............................            1,782
           Warrants.                                                        189
                                                              ------------------
                                                                    $     4,859
                                                              ==================

         The note receivable is for $1.0 million payable on July 31, 2000, bearing interest at 8% per annum. The value of the note has been discounted to reflect a rate of 15%, the assumed fair market rate of interest for a similar financial instrument.

         The royalties receivable are based upon Farallon's total annual revenues over each of the next five fiscal years ending on July 31, 2003. If total annual revenues of at least $15.0 million are reached, the royalty rate applies to total revenues, including the first $15.0 million. The royalties to be received are based on the following schedule:

                          NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

                                                               Royalty Rate on
                      If Farallon Revenues are                  Total Farallon
                           (in thousands):                      Revenue Equals
         ----------------------------------------------------  -----------------

                          Less than $15,001                          0.0%

                          $15,001 - $16,000                          1.5%
                          $16,001 - $17,000                          2.5%
                        greater than $17,000                         5.0%


         The value of the royalties accrued at the close of the transaction was based upon the present value of the Company's assumptions as to the projected future revenue of the LAN Division. Royalties accrued; however, have not been recorded to the extent that total consideration on the transaction exceeds the net asset value of the LAN Division assets being sold.

         Additionally, the Company received and valued warrants to purchase up to 5% of the equity of Farallon as of the closing of the transaction.

         The disposition of the LAN Division in August 1998 has been accounted for as a discontinued operation in accordance with APB Opinion No. 30, and prior period consolidated financial statements have been restated to reflect the LAN Division's operations as a discontinued operation. Revenue from discontinued operations was $15.1 million, $32.0 million, and $44.9 million, respectively, in fiscal 1998, 1997, and 1996. The income from discontinued operations of $602,000, $3.0 million, and $5.0 million in fiscal 1998, 1997, and 1996, respectively, represents operating income, net of taxes, of the discontinued operation. The loss on sale of discontinued operations of $3.1 million in fiscal 1998 is principally comprised of the transaction expenses and costs incurred and accrued as a result of the sale of the LAN Division. Such expenses are directly attributable to the sale transaction and are primarily related to reserves taken against the lease of the Company's Alameda, California headquarters, investment advisory, legal and accounting fees and certain expenses related to employees of the LAN Division. Of the amount recorded as a loss on the sale of discontinued operations, $2.5 million is included in accrued liabilities at September 30, 1998. Such accrual consists of $1.7 million of facility costs, approximately $300,000 in employee-related costs and other costs consisting primarily of services fees of approximately $500,000. As of September 30, 1998, the Company has recorded a payable to Farallon for $736,000 related to LAN Division receivables collected subsequent to the sale of the LAN Division. The following approximates assets and liabilities of the LAN Division which are included in the consolidated balance sheet as of September 30, 1997 (in thousands):

                                                                    1997
                                                              ------------------

           Accounts receivable, net...........................      $     4,832
           Inventory..........................................            3,247
           Prepaid expenses and other current assets..........              209
           Property and equipment.............................              359
           Deposits and other assets..........................               54
                                                              ------------------

                    Total.....................................            8,701
           Other liabilities..................................           (1,970)
                                                              ------------------

                    Net assets................................      $     6,731
                                                              ==================

                         NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996


(3)      Inventories

         Inventories consisted of the following (in thousands):

                                                                                         September 30,
                                                                             ---------------------------------------
                                                                                   1998                 1997
                                                                             ------------------   ------------------

         Raw materials and work in process................................   $                    $
                                                                                         1,080                1,966
         Finished goods...................................................                 511                2,455
                                                                             ------------------   ------------------

                                                                             $                    $
                                                                                         1,591                4,421
                                                                             ==================   ==================

(4)      Furniture, Fixtures, and Equipment

         Furniture, fixtures, and equipment consisted of the following (in thousands):


                                                                                         September 30,
                                                                             ---------------------------------------
                                                                                   1998                 1997
                                                                             ------------------   ------------------

         Office equipment.................................................          $    2,457           $    3,263
         Furniture and fixtures...........................................               1,186                1,367
         Computers........................................................               7,757                7,954
         Leasehold improvements...........................................                 540                  521
                                                                             ------------------   ------------------

                                                                                        11,940               13,105

         Accumulated depreciation and amortization........................              (9,872)             (10,784)
                                                                             ------------------   ------------------

                                                                                    $    2,068           $    2,321
                                                                             ==================   ==================

(5)      Income Taxes

         Total income tax expense for the years ended September 30, 1998, 1997 and 1996 are allocated as follows (in thousands):



                                                                               September 30,
                                                        ------------------------------------------------------------
                                                              1998                 1997                  1996
                                                        ------------------   ------------------    -----------------

          Continuing operations.......................        $     2,155          $    (2,217)         $    (4,619)
          Discontinued operations.....................                385                1,932                3,186
                                                        ------------------   ------------------    -----------------

                                                              $     2,540           $     (285)         $    (1,433)
                                                        ==================   ==================    =================


                         NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

         Income tax expense (benefit) related to continuing operations consisted of the following (in thousands):


                                                                               September 30,
                                                        ------------------------------------------------------------
                                                              1998                 1997                  1996
                                                        ------------------   ------------------    -----------------
         Current:
             Federal..................................         $     (596)         $    (1,753)         $    (2,714)
             State....................................               (118)                  (6)                 244
             Foreign..................................                --                   --                    48
                                                        ------------------   ------------------    -----------------

                                                                     (714)              (1,759)
                                                                                                             (2,422)
                                                        ------------------   ------------------    -----------------
         Deferred:
             Federal..................................              2,191                 (378)              (1,814)
             State....................................                678                 (295)                (383)
                                                        ------------------   ------------------    -----------------

                                                                    2,869                 (673)              (2,197)
          Charge in lieu of taxes attributable to
             employer stock option plans..............                 --                  215                   --
                                                        ------------------   ------------------    -----------------

                  Total...............................        $     2,155          $    (2,217)         $    (4,619)
                                                        ==================   ==================    =================

         Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% to pretax income as a result of the following (in thousands):


                                                                               September 30,
                                                        ------------------------------------------------------------
                                                              1998                 1997                  1996
                                                        ------------------   ------------------    -----------------

          Computed "expected" tax (benefit) of 34%....        $    (2,000)         $    (1,960)         $    (2,006)
          Change in valuation allowance for deferred
             tax assets...............................              5,459                  512               (2,295)
          Tax exempt interest income..................                 --                 (163)                  --
          Research credits............................               (770)                (172)                 (72)
          State tax and other, net....................               (534)                (434)                (246)
                                                        ------------------   ------------------    -----------------

                                                              $     2,155          $    (2,217)         $    (4,619)
                                                        ==================   ==================    =================

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                                         September 30,
                                                                             ---------------------------------------
                                                                                   1998                 1997
                                                                             ------------------   ------------------

         Deferred tax asset:
             Reserves and accruals not currently deductible...............         $     1,010          $     1,541
             Deferred rent................................................                 119                   16
             Research and other credits...................................               1,782                1,012
             Alternative minimum tax credit carryforward..................                  --                  183
             Tangible and intangible assets...............................                 349                  462
             Net operating losses.........................................               2,377                   --
             State tax and other, net.....................................                 957                  167
                                                                             ------------------   ------------------

                  Total gross deferred assets.............................               6,594                3,381

         Less valuation allowance.........................................              (6,594)                (512)
                                                                             ------------------   ------------------

                  Net deferred tax assets.................................            $     --          $     2,869
                                                                             ==================   ==================

                         NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

         The net change in the total  valuation  allowance  for the years  ended
September  30,  1998  and   1997  was  increases  of  $6,082,000  and  $512,000,
respectively.

         At September 30, 1998, the Company believed that based upon available objective evidence, there was sufficient uncertainty regarding the realizability of its deferred tax assets to warrant a full valuation allowance. The factors considered included the relative shorter life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates related thereto and as a result of the sale of the historically profitable LAN Division.

         At September 30, 1997, the Company believed that based upon the then available objective evidence, there was sufficient uncertainty regarding the realizability of certain of its tax assets to warrant a partial valuation allowance, primarily related to the expected realizability of its research credit carryforwards. The factors considered included the relative shorter product life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates related thereto and limits on the carryback potential for realizing deferred tax assets.

         At September 30, 1996, the Company believed that due to the demonstrated market acceptance of its products over the previous year, the uncertainty regarding the realizability of its deferred tax assets had diminished to the point where it was more likely than not that the deferred tax asset at such date would be realized, and, as such, the previously established valuation allowance was reversed in fiscal 1996.

         At September 30, 1998, the Company had net operating loss carryforwards of approximately $6.0 million for federal tax purposes and $4.5 million for state tax purposes. If not earlier utilized, the federal net operating loss carryforwards will expire in 2018 and the state net operating loss carryforwards will expire in 2003. At September 30, 1998, the Company had research credit carryforwards of approximately $1.4 million for federal tax purposes and $280,000 for state tax purposes. If not earlier utilized, the federal research credit carryforwards will expire in years 2009 through 2018. Also, the Company had alternative minimum tax credit carryforwards of approximately $92,000. The Company's future ability to utilize the net operating loss carryforwards and research credit carryforwards may be subject to limitations in the event of ownership changes as defined in the Internal Revenue Code of 1986.

(6)      Stockholders' Equity and Stock Option Plan

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

         The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Subject to preferences that may be applicable to any outstanding Preferred Stock, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of Preferred Stock, if any, then outstanding. The Common Stock has no preemptive or conversion rights or other subscription rights.

                         NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

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

         Stock Option Plan

         On April 16, 1996, the Board adopted the 1996 Stock Option Plan (the 1996 Plan) providing for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options are granted at the discretion of the Board of Directors.

         The 1996 Plan succeeds the previous equity incentive program and 4,243,141 shares of the Company's Common Stock have been authorized under the 1996 Plan. This share reserve is comprised of (i) 294,945 shares available for issuance under the predecessor plan and 1,372,050 shares subject to outstanding options thereunder at March 31, 1996; and (ii) an additional increase of 2,576,146 shares. As of September 30, 1998 the 1996 Plan share reserve of 3,673,640 shares is comprised of (i) 3,520,899 shares subject to outstanding options and (ii) 152,741 shares available for grant.

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

         Included in the 1996 Plan is a provision for the automatic grant of non-statutory options to non-employee Board of Director members of 25,000 shares on the effective date of the Company's proposed IPO at the initial offering price. These shares have been granted to three non-employee Board of Director members. Thereafter, each new director will be granted an option to purchase 25,000 shares of Common Stock on the date they become a Board member of the Company at the then current fair market value. Options issued to Directors are exercisable immediately subject to the Company's right of repurchase. The Company's right to repurchase will lapse ratably over five years or upon the Director's departure from the Board.

         The Board of Directors, on July 24, 1996, unanimously amended the Notice of Grant to provide for a four year vesting schedule commencing on the date of the grant. Grants prior to that date normally vest over five years commencing on the date of the grant.

         The Company has recorded deferred compensation of $90,000 for the difference between the grant price and the deemed fair value of the Common Stock underlying options granted in October and December of 1995. This amount is being amortized over the vesting period of the individual options, generally five years. Amortization of deferred compensation is being charged to operating expense. The balance has been fully amortized as of September 30, 1998.

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

                         NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

         The following table summarizes activity under the 1996 Plan (and its predecessor):


                                                                            Incentive Stock Options
                                                           ---------------------------------------------------------
                                                                                                      Weighted
                                                               Number of                               Average
                                                                Options          Price Range        Exercise Price
                                                           ------------------ ------------------  ------------------

          Outstanding as of September 30, 1995............        1,350,539    $ 1.00 -   1.60          $     1.19
          Options granted.................................          518,975      1.60 -  16.00                9.07
          Options exercised...............................         (135,238)     1.00 -   1.60                1.10
          Options cancelled...............................         (132,971)     1.00 -  12.50                2.58
                                                           ------------------

          Outstanding as of September 30, 1996............        1,601,305       1.00 - 16.00                3.64
          Options granted.................................        1,787,365       4.00 - 13.25                5.36
          Options exercised...............................         (194,535)      1.00 - 11.25                1.17
          Options cancelled...............................         (326,935)      1.00 - 15.00                8.53
                                                           ------------------

          Outstanding as of September 30, 1997............        2,867,200       1.00 - 16.00                4.32
          Options granted.................................        1,409,425       4.38 -  8.19                5.51
          Options exercised...............................         (312,090)      1.00 - 11.25                2.40
          Options cancelled...............................         (443,636)      1.20 - 10.50                4.80
                                                           ------------------

          Outstanding as of September 30, 1998............        3,520,899     $ 1.00 - 16.00                4.90
                                                           ==================

          Exercisable.....................................        1,338,228                             $     3.88
                                                           ==================

         The  following  table  summarizes   information   about  stock  options
outstanding at September 30, 1998:


                                              Options Outstanding                        Options Exercisable
                              --------------------------------------------------- ----------------------------------
                                Number of        Weighted -                           Number
                               outstanding         average         Weighted -       exercisable       Weighted -
          Range of exercise    shares as of       remaining          average           as of            average
               prices         September 30,      contractual        exercise       September 30,       exercise
                                   1998         life (years)          price            1998              price
         -------------------  ---------------  ----------------  ---------------- ----------------  ----------------

           $1.00                    251,577              2.86         $    1.00          251,577         $    1.00
           $1.20                    270,746              5.48              1.20          219,651              1.20
           $1.60 - $4.00            300,641              7.51              2.96          165,889              2.71
           $4.25 - $4.50            418,437              8.89              4.39          120,737              4.38
           $4.63 - $5.19            347,406              9.62              4.72           69,708              4.63
           $5.25 - $5.63            608,056              8.73              5.35          207,309              5.37
           $5.69                    620,500              9.53              5.69           69,131              5.69
           $5.75 - $6.75            393,761              8.30              6.37          172,689              6.37
           $7.13 - $11.25           234,775              9.42              7.81           31,537              9.02
           $16.00                    75,000              7.70             16.00           30,000             16.00
                              ---------------  ----------------  ---------------- ----------------  ----------------

          $1.00 - $16.00          3,520,899              8.18         $    4.90        1,338,228         $    3.88
                              ===============  ================  ================ ================  ================

         1996 Employee Stock Purchase Plan

         On April 16, 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the Purchase Plan) and reserved 300,000 shares of Common Stock for issuance under the Purchase Plan. To date an additional 300,000 shares have been approved for issuance under the Purchase Plan. As of September 30, 1998, 331,393 shares have been issued under the Purchase Plan.

                        NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

         Pro Forma Disclosure - Compensatory Stock Arrangements

         Stock options are granted at not less than the fair market value of the Common Stock on the date of grant. All options expire no later than 10 years from the date of grant. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, which was issued in
October 1995. As permitted by the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans.

         If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the fair value of shares purchased under the plan as prescribed by SFAS 123, net income (loss) and per share results would have been the pro forma amounts indicated in the table below (in thousands except per share amounts):


                                                                                    September 30,
                                                                   -------------------------------------------------
                                                                        1998             1997             1996
                                                                   ---------------   --------------   --------------

           Net income (loss) - as reported.......................      $  (10,533)        $   (529)      $   3,701
           Net income (loss) - pro forma.........................         (13,384)          (1,109)          3,492

           Basic net income (loss) per share - as reported.......       $   (0.90)       $   (0.05)       $   0.37
           Basic net income (loss) per share - pro forma.........           (1.15)           (0.10)           0.35

           Diluted net income (loss) per share - as reported.....       $   (0.90)       $   (0.05)       $   0.34
           Diluted net income (loss) per share - pro forma.......           (1.15)           (0.10)           0.32

         The effect on net income (loss) and net income (loss) per share is not expected to be indicative of the effects on results in future years.

         The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) for the future years because pro forma net income (loss) reflects compensation costs only for stock options granted in fiscal 1998, 1997 and 1996. The fair value of options granted during fiscal 1998 under SFAS 123 was $4,906,099.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable while the Company's employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The fair value of each option grant and share purchased under the Purchase Plan are estimated on the date of grant or share purchase using the Black-Scholes option-pricing model with the following assumptions:

                                                                          Fiscal years ended September 30,
                                                                   -------------------------------------------------
                                                                        1998             1997             1996
                                                                   ---------------   --------------   --------------

           Expected volatility...................................              84%              70%              70%
           Risk-free interest rate...............................            4.25%            5.60%            5.60%
           Expected dividend yield...............................             --               --               --

         The expected lives of options under the Employee Stock Option and Employee Stock Purchase Plans are estimated at four years and six months, respectively.

                        NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

(7)      Commitments and Contingencies

         Leases

         The Company conducts its operations in leased facilities and with equipment under operating lease agreements expiring at various dates through 2002.

         The following is a schedule of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):


                  Year ending September 30,
                 ---------------------------------

                  1999.........................................................       $    1,210
                  2000.........................................................            1,114
                  2001.........................................................            1,116
                  2002.........................................................            1,111
                  2003.........................................................               55
                  thereafter...................................................               42
                                                                                 ----------------

                      Total minimum lease payments.............................       $    4,648
                                                                                 ================

         Total rental expense for all operating leases amounted to approximately $1,244,000, $1,157,000 and $1,117,000 for the years ended September 30, 1998,
1997 and 1996, respectively.

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

(8)      Significant Customers and Revenue by Geographic Region

         During the years ended September 30, 1998, 1997 and 1996, one customer accounted for approximately 12%, 14% and 12%, respectively, of total net revenues. No other customers have accounted for 10% or more of the Company's total revenue for the last three fiscal years.

         Revenues outside of the United States are primarily export sales denominated in United States dollars. Revenue by geographic region is as follows (in thousands):


                                                                                 September 30,
                                                            --------------------------------------------------------
                                                                  1998               1997               1996
                                                            -----------------  ------------------ ------------------

           United States..................................      $    16,670         $    14,637        $    13,412
           Europe.........................................            6,215               3,929              1,769
           Asia/Pacific...................................            1,175               1,018              1,219
           Canada.........................................              706                 542                308
           Latin America..................................               70                  44                 10
                                                            -----------------  ------------------ ------------------

              Total revenues..............................      $    24,836         $    20,170        $    16,718
                                                            =================  ================== ==================

                        NETOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

         The Company has no material operating assets outside the United States.

(9)      Subsequent Event

         On December 17, 1998, the Company signed a definitive agreement and closed a transaction to purchase Serus LLC ("Serus"), a Utah limited liability company. Serus is a developer of java-based web site editing software products. Upon completion of the development of such products, Netopia intends to market the products both independently and along with its Netopia Virtual Office software platform. As per the SERUS ASSET PURCHASE AGREEMENT by and among Netopia, Inc. and Serus LLC (the "Purchase Agreement"), Netopia will acquire substantially all of the assets and assume certain liabilities of Serus and existing operations which include in-process research and development. The maximum aggregate purchase price of the Serus transaction is approximately $7.0 million including (i) $3.0 million of cash, (ii) 409,556 shares of the Company's Common Stock, and (iii) a $1.0 million earnout opportunity based upon certain criteria as set forth in the Purchase Agreement.