Form 10-Q
period 1998-12-31
NETOPIA INC
filed 1999-02-16
CIK 1012482

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 1998


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


         Indicate by |X|check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes       |X|                    No
                          ---------                      ----------


         As of January 31, 1999 there were 12,584,313 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------

                                  NETOPIA, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE



PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements..................   2

               Condensed consolidated balance sheets at December 31, 1998 and
               September 30, 1998...........................................   2

               Condensed consolidated statements of operations for the three
               months ended December 31, 1998 and December 31, 1997.........   3

               Condensed consolidated statements of cash flows for the three
               months ended December 31, 1998 and December 31, 1997.........   4

               Notes to condensed consolidated financial statements.........   5

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................   9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...  26

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds....................  27

Item 6.        Exhibits and Reports on Form 8-K.............................  27

SIGNATURES     .............................................................  28

PART I.           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                          NETOPIA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)
                                   (unaudited)

                                                                                 December 31,        September 30,
                                                                                     1998                 1998
                                                                               -----------------    -----------------
                                     ASSETS
  Current assets:
      Cash and cash equivalents..............................................      $    16,447          $    19,244
      Short-term investments.................................................           18,393               22,851
      Trade accounts receivable less allowance for doubtful accounts and
           returns of $615 and $617, respectively............................            5,551                4,358
      Royalties receivable...................................................              410                  410
      Inventories, net.......................................................            1,401                1,591
      Prepaid expenses and other current assets..............................              694                  929
                                                                               -----------------    -----------------
              Total current assets...........................................           42,896               49,383
  Note receivable............................................................              944                  900
  Royalties receivable.......................................................            1,372                1,372
  Furniture, fixtures and equipment, net.....................................            1,923                2,068
  Intangible assets..........................................................            2,891                   --
  Deposits and other assets..................................................            2,253                2,569
                                                                               =================    =================
                                                                                   $    52,279          $    56,292
                                                                               =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
      Accounts payable.......................................................      $     4,467          $     5,440
      Accrued compensation...................................................            1,634                1,217
      Accrued liabilities....................................................            2,596                3,468
      Deferred revenue.......................................................            1,021                  807
      Other current liabilities..............................................              277                  299
                                                                               -----------------    -----------------
              Total current liabilities......................................            9,995               11,231
  Long-term liabilities......................................................              124                  260
                                                                               -----------------    -----------------
              Total liabilities..............................................           10,119               11,491

  Commitments and contingencies

  Stockholders' equity:
      Preferred stock:
      $0.001 par value, 5,000,000 shares authorized, none issued
           or outstanding....................................................               --                   --
      Common stock:
      $0.001 par value, 25,000,000 shares authorized; 12,461,748 and
           11,953,908 shares issued and outstanding at December 31, 1998 and
         September 30, 1998, respectively...................................                12                   12
      Additional paid-in capital.............................................           55,276               51,871
      Retained deficit.......................................................          (13,128)              (7,082)
                                                                               -----------------    -----------------
              Total stockholders' equity.....................................           42,160               44,801
                                                                               -----------------    -----------------
                                                                                   $    52,279          $    56,292
                                                                               =================    =================

     See accompanying notes to condensed consolidated financial statements.


                          NETOPIA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)

                                                                                 Three months ended December 31,
                                                                              ---------------------------------------
                                                                                    1998                 1997
                                                                              ------------------   ------------------

  Revenues..................................................................       $     7,923          $     5,463

  Cost of revenues..........................................................             2,806                1,721
                                                                              ------------------   ------------------

      Gross profit..........................................................             5,117                3,742
                                                                              ------------------   ------------------

  Operating expenses:
      Research and development..............................................             1,985                1,891
      Selling and marketing ................................................             4,761                3,526
      General and administrative............................................               782                  791
      Acquired in-process research and development..........................             4,205                   --
                                                                              ------------------   ------------------
         Total operating expenses...........................................            11,733                6,208
                                                                              ------------------   ------------------

         Operating loss.....................................................             (6,616)              (2,466)

 Other income, net..........................................................               570                  573
                                                                              ------------------   ------------------
      Loss from continuing operations
         before income taxes................................................             (6,046)              (1,893)
 Income tax benefit.........................................................                --                 (674)
                                                                              ------------------   ------------------

      Loss from continuing operations.......................................             (6,046)              (1,219)

  Discontinued operations, net of taxes.....................................                --                  164
                                                                              ------------------   ------------------

         Net loss..........................................................        $     (6,046)        $    (1,055)
                                                                              ==================   ==================

 Per share data, continuing operations:
      Basic and diluted loss per share......................................        $     (0.50)         $     (0.11)
                                                                              ==================   ==================
      Shares used in the per share calculations.............................            12,159               11,511
                                                                              ==================   ==================

 Per share data, discontinued operations:
      Basic income per share................................................         $      --           $     0.01
                                                                              ==================   ==================
      Diluted income per share..............................................         $      --           $     0.01
                                                                              ==================   ==================
      Common shares used in the calculations of basic income per share......                --               11,511
                                                                              ==================   ==================
      Common and common equivalent shares used in the calculations of
        diluted income per share............................................                --               12,696
                                                                              ==================   ==================

 Per share data, net loss:
      Basic and diluted net loss per share..................................        $     (0.50)        $     (0.09)
                                                                              ==================   ==================
      Shares used in the per share calculations.............................            12,159               11,511
                                                                              ==================   ==================









     See accompanying notes to condensed consolidated financial statements.


                          NETOPIA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Three months ended December 31,
                                                                               --------------------------------------
                                                                                     1998                1997
                                                                               -----------------    -----------------

  Cash flows from operating activities:
  Net loss...................................................................      $    (6,046)         $    (1,055)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...........................................              604                  415
     Amortization of deferred compensation...................................               --                    5
     Charge for acquired in-process research and development.................            4,205                   --
     Changes in operating assets and liabilities:
        Trade accounts receivable............................................           (1,195)               1,444
        Inventories..........................................................              190                 (567)
        Prepaid expenses, deposits and other current assets..................              222                   34
        Accounts payable and accrued liabilities.............................           (1,551)                (468)
        Deferred revenue.....................................................               82                 (111)
        Other liabilities....................................................              (26)                 134
                                                                               -----------------    -----------------
           Net cash used in operating activities.............................           (3,515)                (169)
                                                                               -----------------    -----------------

  Cash flows from investing activities:
     Purchase of furniture, fixtures and equipment...........................             (173)                (177)
     Acquisition of technology...............................................           (4,161)                  --
     Capitalization of software development costs............................               --                  (30)
     Purchase of short-term investments......................................           (6,885)             (13,566)
     Proceeds from the sale of short-term investments........................           11,343               13,190
                                                                               -----------------    -----------------
           Net cash provided by (used in) investing activities...............              124                 (583)
                                                                               -----------------    -----------------

  Cash flows from financing activities:
     Proceeds from the issuance of common stock, net.........................              594                   42
                                                                               -----------------    -----------------
           Net cash provided by financing activities.........................              594                   42
                                                                               -----------------    -----------------

  Net decrease in cash and cash equivalents..................................           (2,797)                (710)
  Cash and cash equivalents, beginning of period.............................           19,244               14,444
                                                                               -----------------    -----------------
  Cash and cash equivalents, end of period...................................      $    16,447          $    13,734
                                                                               =================    =================

  Supplemental disclosures of noncash investing and
     financing activities:
     Issuance of common stock for acquisition of intangible assets...........      $     2,811             $     --
                                                                               =================    =================


     See accompanying notes to condensed consolidated financial statements.

<

                          NETOPIA, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended December 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1999.

(2)      Recent Accounting Pronouncements

         During the first quarter of fiscal 1999, the Company adopted Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"). The provisions of SOP 97-2 have been applied to transactions entered into beginning October 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to post contract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements generally is recognized as the services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated results of operations.

         In December 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee ("AcSEC") issued SOP 98-9 which amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (i) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (ii) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (iii) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows; (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2, and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 will be adopted by the Company effective January 1, 1999. The Company does not expect the adoption of SOP 98-9 will have a material impact on the Company's consolidated results of operations.

         Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during the period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. There were no material differences between net loss and comprehensive income (loss) during the three months ended December 31, 1998 and 1997.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards relating to the disclosure of an enterprise's business segments, products, services, geographic areas and major customers. Adoption of this standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

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

(3)      Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Net inventories consisted of the following (in thousands):


                                                                                 December 31,         September 30,
                                                                                     1998                 1998
                                                                                ----------------     ----------------

Raw materials and work in process..........................................          $      790          $     1,080
Finished goods.............................................................                 611                  511
                                                                                ================     ================
                                                                                    $     1,401          $     1,591
                                                                                ================     ================

(4) Furniture, Fixtures and Equipment, net (in thousands):


                                                                                 December 31,         September 30,
                                                                                     1998                 1998
                                                                                ----------------     ----------------

Furniture, fixtures and equipment..........................................         $    12,113          $    11,940
Accumulated depreciation and amortization..................................             (10,190)              (9,872)
                                                                                ----------------     ----------------
                                                                                    $     1,923          $     2,068
                                                                                ================     ================

(5)      Earnings Per Share

         SFAS No. 128, Earnings Per Share, established standards for the computation, presentation and disclosure of earnings per share ("EPS") and also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. Dilutive common equivalent shares consist of stock options and stock warrants.

         Potential common shares have been excluded from the net loss computation of diluted EPS for the three months ended December 31, 1998 and 1997 since their effect on EPS is antidilutive due to the losses incurred in each period. Consequently, the number of shares in the computations of basic and diluted EPS is the same for each period. Potential common shares excluded from the computations of diluted EPS consist of options to purchase common stock which totaled 3,534,527 shares and 2,722,099 shares for the three months ended December 31, 1998 and 1997, respectively.

                                                                                 Three months ended December 31,
                                                                              ---------------------------------------
                                                                                    1998                 1997
                                                                              ------------------   ------------------
                                                                                 (in thousands, except per share
                                                                                             amounts)

Computation of basic net loss per share:

    Net loss................................................................       $    (6,046)         $    (1,055)
                                                                              ==================   ==================

    Weighted average number of common shares outstanding....................            12,159               11,511
                                                                              ==================   ==================

       Basic net loss per share.............................................       $     (0.50)         $     (0.09)
                                                                              ==================   ==================
Computation of diluted net loss per share:

    Net loss................................................................       $    (6,046)         $    (1,055)
                                                                              ==================   ==================

    Weighted average number of common shares outstanding....................            12,159               11,511

    Number of dilutive common stock equivalents.............................                --                   --
                                                                              ------------------   ------------------

    Shares used in per share calculation....................................            12,159               11,511
                                                                              ==================   ==================
       Diluted net loss per share...........................................       $     (0.50)         $     (0.09)
                                                                              ==================   ==================

(6)      Acquisitions

         On December 17, 1998, the Company closed a transaction to purchase substantially all of the assets and assume certain liabilities and the existing operations of Serus LLC ("Serus"), a Utah limited liability company. Serus is developing a java-based web site editing software product which would allow web site owners to modify and edit the appearance of their web site through their web browser with minimal knowledge of Hypertext Markup Language ("HTML"). Upon completion of the development of such products, Netopia intends to market the products both independently and along with its Netopia Virtual Office software platform to allow users more flexibility in customizing their web sites. In accordance with the Serus Asset Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities of Serus and its existing operations which included in-process research and development. The maximum aggregate purchase price of the Serus transaction is approximately $7.0 million including (i) $3.0 million of cash paid on the closing date of the transaction, (ii) 409,556 shares of the Company's Common Stock issued on the closing date, and (iii) a $1.0 million earnout opportunity based upon certain criteria as set forth in the Serus Purchase Agreement. The excess purchase price over the net book value acquired was $6.0 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $3.9 million was allocated to acquired in-process research and development and $2.1 million was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $100,000 and goodwill of $2.0 million. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2001. These cash flows were discounted using a discount rate of 44.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 85% complete at the time of acquisition. The Company expects to complete development of the product in mid-April 1999 and to incur approximately $170,000 of development expenses from the date of acquisition to completion of development. The $1.0 million earnout opportunity in (iii) above shall be accounted for when it is deemed probable that the earnout will be earned. The Company will amortize the goodwill related to the Serus transaction quarterly over the next four (4) years. Any delay in the completion of the development of the product would cause the Company to incur additional un-planned development expenses as well as the loss of or deferral of customer purchases either of which would have a material adverse effect on the Company's business, operating and financial condition.

         On December 31, 1998, the Company closed a transaction to purchase from Network Associates' substantially all of the assets and assume certain liabilities related to the netOctopus systems management software ("netOctopus"). The netOctopus software is a suite of administration tools under development that allows for simultaneous system support of multiple users across MacOS computer networks. Upon completion of the development of the Windows versions of the netOctopus software products, Netopia intends to market the products both independently and along with its Timbuktu Pro software. In accordance with the netOctopus Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities related to the netOctopus software and its existing operations which included in-process research and development. The maximum aggregate purchase price of the netOctopus transaction was $1.1 million of cash paid on the closing date of the transaction. In addition, there is a $300,000 earnout opportunity based upon certain criteria as set forth in the netOctopus Purchase Agreement. The excess purchase price over the net book value acquired was $1.1 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $400,000 was allocated to acquired in-process research and development and $700,000 was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $60,000, developed technology of $540,000 and goodwill of $100,000. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2000. These cash flows were discounted using a discount rate of 25.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 70% complete at the time of acquisition. The Company expects to complete development of the product during the Company's third fiscal quarter of fiscal 1999 and to incur approximately $75,000 of development expenses from the date of acquisition to completion of development. The $300,000 earnout opportunity above shall be accounted for when it is deemed probable that the earnout will be earned. The Company will amortize the goodwill related to the netOctopus transaction quarterly over the next four (4) years. Any delay in the completion of the development of the product would cause the Company to incur additional un-planned development expenses as well as the loss of or deferral of customer purchases either of which would have a material adverse effect on the Company's business, operating and financial condition.

(7)      Discontinued Operations

         On August 5, 1998, the Company sold its Farallon Local Area Networking ("LAN") Division (the "LAN Division") including the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets to Farallon Communications, Inc. ("Farallon"), formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group ("Gores").

         The  disposition  of the  LAN  Division  has  been  accounted  for as a discontinued operation in accordance with Accounting Principles Board ("APB") Opinion No. 30, and prior period consolidated financial statements have been restated to reflect the LAN Division's operations as a discontinued operation. Revenue from discontinued operations was $5.0 million for the three months ended December 31, 1997. The income from discontinued operations of $164,000 for the three months ended December 31, 1997, represents operating income, net of taxes, of the discontinued operation. At September 30, 1998, the Company had $2.5 million in accrued liabilities which represented transaction expenses and costs incurred and accrued as a result of the sale of the LAN Division. Such expenses are directly attributable to the sale transaction and are primarily related to reserves taken against the lease of the Company's Alameda, California headquarters, investment advisory, legal and accounting fees and certain expenses related to employees of the LAN Division. Such accrual consisted of $1.7 million of facility costs, approximately $300,000 in employee-related costs and other costs consisting primarily of services fees of approximately $500,000. At December 31, 1998, the balance in accrued liabilities related to the sale of the LAN Division was $2.0 million consisting of $1.6 million of facility costs, approximately $60,000 in employee-related costs and other costs consisting primarily of services fees of approximately $340,000.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 and 1997

         Revenues. The Company's revenues are derived from the sale of hardware and software products and include license revenues for its Timbuktu Pro and Netopia Virtual Office ("NVO") software, sales of its Netopia Internet router products and fees for related services. Revenue relating to the sale and licensing of hardware and software products is recognized upon shipment of the products by the Company and service revenue is recognized ratably over the term of the contract. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. Revenue is recorded net of an estimated allowance for returns and price protection. Any product returns or price decreases in the future that exceed the Company's allowances may materially adversely affect the Company's business, operating results and financial condition.

         Revenues increased 45.0% to $7.9 million in the three months ended December 31, 1998 from $5.5 million in the three months ended December 31, 1997. The increase was primarily due to increased sales of the Company's Netopia Internet router products, Timbuktu Pro and NVO software. Netopia Internet router products revenue increased primarily due to the first full quarter of sales of the Netopia Symmetric Digital Subscriber Line ("SDSL") Internet router in North America, which was not available during the three months ended December 31, 1997, and increased sales of the Netopia Integrated Service Digital Network ("ISDN") Internet router internationally primarily as a result of the Company's relationship with the France Telecom WANadoo service ("WANadoo"). These increases were partially offset by declining volumes and continued price competition related to the Netopia ISDN Internet router. The Company expects that its Internet router products may experience increasing price competition from both domestic and foreign manufacturers of similar products as well as competition from newer technologies such as Digital Subscriber Line ("DSL") and cable Internet router products. Any such increased price and/or technology competition could materially adversely effect the Company's business, operating results and financial condition. Timbuktu Pro revenue increased primarily due to increased sales of the Windows version of Timbuktu Pro collaboration software, particularly volume site licenses, partially offset by decreased sales of the MacOS version of Timbuktu Pro collaboration software. The Company expects revenue from the MacOS version of Timbuktu Pro to continue to decline in absolute dollars and as a percent of revenue. NVO software increased primarily due to server licensing (there were no server license revenues in the three months ended December 31, 1997). Although the Company has experienced significant revenue growth rates, there can be no assurance that the Company will be able to sustain or increase revenue growth rates.

         International revenues accounted for 36% and 34% of the Company's total revenues for the three months ended December 31, 1998 and 1997, respectively. The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented:


                                                                                  Three months ended December 31,
                                                                               --------------------------------------
                                                                                     1998                1997
                                                                               -----------------    -----------------
  Europe.....................................................................               29%                  25%
  Pacific Rim................................................................                3                    6
  Other......................................................................                4                    3
                                                                               -----------------    -----------------
    Subtotal international revenues..........................................               36                   34
  United States..............................................................               64                   66
                                                                               =================    =================
      Total revenues.........................................................              100%                 100%
                                                                               =================    =================

         International revenues increased 52.3% to $2.8 million in the three months ended December 31, 1998 from $1.9 million in the three months ended December 31, 1997. International revenue increased primarily due to increased sales of the Company's Netopia Internet routers, particularly the Netopia ISDN Internet router as a result of the WANadoo service, and was partially offset by decreased sales of the MacOS version of Timbuktu Pro collaboration software.

         The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors including, but not limited to, the current economic situations in Asia, Japan and Brazil, the introduction of the Euro as a standardized European currency and general movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that the introduction of the Euro or other movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

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

         The Company sells its products and related maintenance, support and other services through distributors, Internet Service Providers ("ISPs"), Value Added Resellers ("VARs"), directly by the Company to corporate accounts and over the Internet. The Company's revenues from distributors accounted for 44% and 46% of the Company's total revenues for the three months ended December 31, 1998 and 1997, respectively. The Company's three largest customers, in aggregate, accounted for 25% and 22% of the Company's total revenues for the three months ended December 31, 1998 and 1997, respectively. During the three months ended December 31, 1998 and 1997, revenue from Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 9% and 13% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the three months ended December 31, 1998 and 1997.

         The distribution of products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. There can be no assurance that current distributors will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors which operate on a purchase order basis. Due to the sale of the Company's former Farallon Local Area Networking ("LAN") Division (the "LAN Division"), which historically sold significant volumes of product through the Company's distributors, the Company is in the process of updating its agreements with its distributors to reflect the distribution of the Company's current products. There can be no assurance that the Company's current distributors will continue to market the Company's products or that the Company's channel expense levels will not increase. The loss of, or a significant reduction in revenue from any one of the Company's distributors could have a material adverse effect on the Company's business, operating results and financial condition. The Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, that these distributors will not devote greater resources to marketing products of other companies or that internal staffing changes or other changes at the Company's distributors will not disrupt historical purchasing or payment patterns. Accordingly, the loss of, or a significant reduction in revenue from, any of the Company's distributors, could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company grants to its distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases and provides price protection to its distributors. Although the Company provides allowances for projected returns and price decreases, any product returns or price decreases in the future that exceed the Company's allowances would materially and adversely affect the Company's business, operating results and financial condition. The Company also provides end users with a ninety (90) day and one
(1) year limited warranty on its Timbuktu Pro and Internet connectivity products, respectively, and permits end users to return the product for replacement or its full purchase price if the product does not perform as warranted. The NVO service is provided on an "as is" basis; therefore, the Company does not generally offer a warranty on its NVO service. End users are offered a free thirty (30) day evaluation period to use and evaluate the service prior to purchase and thereafter can discontinue their subscription at any time. To date, the Company has not encountered material warranty claims. Nevertheless, if future warranty claims exceed the Company's reserves, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the Company attempts to further limit its liability to end users through disclaimers of special, consequential and indirect damages and similar provisions in its end user warranty. However, no assurance can be given that such limitations of liability will be legally enforceable.

         The Company's Timbuktu Pro software products are often licensed to customers on a volume license basis for use on private Wide Area Network ("WAN") Intranets involving thousands of nodes. These licenses often involve significant license and maintenance fees. As a result, the license of the Company's software products often involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process for these products is often subject to delays associated with long approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's software products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and/or additional delays in the future on the sales of its software or other products.

         The Company's Netopia Internet router products and NVO software platform are often distributed through partnerships with ISPs, VARs and telecommunications carriers. These partnerships often involve lengthy testing and certification studies, detailed agreements and financial commitments from the prospective partner. As a result, partnerships with ISPs, VARs and/or telecommunications carriers to distribute the Company's products involve a significant commitment of management attention and resources by prospective partners. Accordingly, the Company's business development process for these distribution channels is often subject to delays associated with long approval processes that typically accompany significant partnership development and capital expenditures. For these and other reasons, the business development process associated with the partnerships is often lengthy and historically has been subject to a number of significant delays over which the Company has little or no control. Additionally, credit risks related to the financial viability of newly organized ISPs or VARs are often more significant than for other partners. There can be no assurance that the Company will not experience these and/or additional delays or financial risks in the future related to partnership development.

         The Company's business model for NVO is dependent upon the Company's ability to leverage this software platform to generate revenue streams from monthly subscription-based accounts and the licensing of the technology to future customers and partners. The potential profitability of the business model is unproven, and, to be successful, the Company must, among other things, develop and market solutions that achieve broad market acceptance by its subscribers, partners and Internet users. This model has existed for only a limited period of time and, as a result, is relatively unproven. There can be no assurance that the Company will be able to retain its current subscribers or that it will be able to attract new subscribers or licensees. Accordingly, no assurance can be given that the Company's business model for NVO will be successful or that it can generate revenue growth or significant profits.

         Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter.

         Gross Margin. The Company's total gross margin decreased to 64.6% in the three months ended December 31, 1998 from 68.5% in the three months ended December 31, 1997. The decrease is primarily due to the increased sales of the Company's Netopia Internet router products, which have a lower gross margin than the Company's software products, as well as declining average selling prices as a result of price competition. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company, pricing strategies, royalties paid to third parties, standard cost changes, new versions of existing products and external market factors, including, but not limited to, price competition. The Company's Timbuktu Pro and NVO software products have a higher average gross margin than the Company's Netopia Internet router products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there would be a material adverse effect on the Company's business, operating results and financial condition.

         Research and Development. Research and development expenses increased 5.0% to $2.0 million for the three months ended December 31, 1998 from $1.9 million for the three months ended December 31, 1997. Research and development expenses increased primarily due to increased employee and development related expenses but were partially offset by reduced software localization expenses. Research and development expenses represented 25.1% and 34.6% of total revenues for the three months ended December 31, 1998 and 1997, respectively. The Company believes that it will continue to devote substantial resources to product and technological development and that research and development costs will increase in absolute dollars in fiscal 1999 as a result of the Company's December 1998 acquisitions of Serus LLC and the netOctopus systems management software from Network Associates. Historically, the Company has believed its process for developing software is essentially completed concurrently with the establishment of technological feasibility, and no internal software costs have been capitalized to date. During the three months ended December 31, 1998, no external product development costs were capitalized.

         Selling and Marketing. Selling and marketing expenses increased 35.0% to $4.8 million for the three months ended December 31, 1998 from $3.5 million for the three months ended December 31, 1997. Selling and marketing expenses increased primarily due to increased advertising, promotional and channel development expenses related to the introduction of new products including the hosted version of NVO and the Netopia Dual Analog and SDSL routers and increased headcount. Selling and marketing expenses represented 60.1% and 64.5% of total revenues for the three months ended December 31, 1998 and 1997, respectively. The Company believes that selling and marketing expenses may increase in absolute dollars in fiscal 1999 as a result of increased advertising and promotion campaigns as well as expansion of its telesales staff.

         General and Administrative. General and administrative expenses remained relatively unchanged for the three months ended December 31, 1998 and 1997. General and administrative expenses were $782,000 and $791,000 for the three months ended December 31, 1998 and 1997, respectively. General and administrative expenses represented 9.9% and 14.5% of total revenues for the three months ended December 31, 1998 and 1997, respectively.

         Acquired In-Process Research and Development. On December 17, 1998, the Company closed a transaction to purchase substantially all of the assets and assume certain liabilities and the existing operations of Serus LLC ("Serus"), a Utah limited liability company. Serus is developing a java-based web site editing software product which would allow web site owners to modify and edit the appearance of their web site through their web browser with minimal knowledge of Hypertext Markup Language ("HTML"). Upon completion of the development of such products, Netopia intends to market the products both independently and along with its Netopia Virtual Office software platform to allow users more flexibility in customizing their web sites. In accordance with the Serus Asset Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities of Serus and its existing operations which included in-process research and development. The maximum aggregate purchase price of the Serus transaction is approximately $7.0 million including
(i) $3.0 million of cash paid on the closing date of the transaction, (ii) 409,556 shares of the Company's Common Stock issued on the closing date, and
(iii) a $1.0 million earnout opportunity based upon certain criteria as set forth in the Serus Purchase Agreement. The excess purchase price over the net book value acquired was $6.0 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $3.9 million was allocated to acquired in-process research and development and $2.1 million was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $100,000 and goodwill of $2.0 million. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2001. These cash flows were discounted using a discount rate of 44.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 85% complete at the time of acquisition. The Company expects to complete development of the product in mid-April 1999 and to incur approximately $170,000 of development expenses from the date of acquisition to completion of development. The $1.0 million earnout opportunity in (iii) above shall be accounted for when it is deemed probable that the earnout will be earned. The Company will amortize the goodwill related to the Serus transaction quarterly over the next four (4) years. Any delay in the completion of the development of the product would cause the Company to incur additional un-planned development expenses as well as the loss of or deferral of customer purchases either of which would have a material adverse effect on the Company's business, operating and financial condition.

         On December 31, 1998, the Company closed a transaction to purchase from Network Associates' substantially all of the assets and assume certain liabilities related to the netOctopus systems management software ("netOctopus"). The netOctopus software is a suite of administration tools under development that allows for simultaneous system support of multiple users across MacOS computer networks. Upon completion of the development of the Windows versions of the netOctopus software products, Netopia intends to market the products both independently and along with its Timbuktu Pro software. In accordance with the netOctopus Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities related to the netOctopus software and its existing operations which included in-process research and development. The maximum aggregate purchase price of the netOctopus transaction was $1.1 million of cash paid on the closing date of the transaction. In addition, there is a $300,000 earnout opportunity based upon certain criteria as set forth in the netOctopus Purchase Agreement. The excess purchase price over the net book value acquired was $1.1 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $400,000 was allocated to acquired in-process research and development and $700,000 was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $60,000, developed technology of $540,000 and goodwill of $100,000. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2000. These cash flows were discounted using a discount rate of 25.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 70% complete at the time of acquisition. The Company expects to complete development of the product during the Company's third fiscal quarter and to incur approximately $75,000 of development expenses from the date of acquisition to completion of development. The $300,000 earnout opportunity above shall be accounted for when it is deemed probable that the earnout will be earned. The Company will amortize the goodwill related to the netOctopus transaction quarterly over the next four (4) years. Any delay in the completion of the development of the product would cause the Company to incur additional un-planned development expenses as well as the loss of or deferral of customer purchases either of which would have a material adverse effect on the Company's business, operating and financial condition.

         The  Company is aware that the SEC is  reviewing  the  assumptions  and
methodologies   heretofore  commonly  used  by  companies  in  calculating  such in-process research and development charges. The Company believes it followed recent guidance disseminated by the SEC in its valuation of the assets acquired and liabilities assumed and, in particular, in the valuation of in-process research and development. However, in the event that it is determined that the Company did not properly value such assets and liabilities, the Company may have to re-state the charges to operations taken in connection with such transactions.

         In the course of integrating Serus and netOctopus into the operations of the Company, it is possible that facts or circumstances may be discovered that were not known nor apparent prior to the time that the Company executed the Serus and netOctopus Purchase Agreements, respectively, or non-disclosed during the financial and technical due diligence reviews of Serus and/or netOctopus. There can be no assurance that difficulties will not be encountered in integrating the operations of Serus and netOctopus, or that the specific benefits expected from the integration of Serus and netOctopus will be achieved. The acquisitions of Serus and netOctopus also involve a number of other risks, including technical risks related to the completion of on-going development efforts; assimilation of new operations and personnel; the diversion of resources from Netopia's existing business; integration of their respective equipment, product and service offerings, networks and technologies, financial and information systems and brand names; coordination of geographically separated facilities and work forces; management challenges associated with the integration of the companies; coordination of their respective engineering, selling, marketing and service efforts, assimilation of new management personnel; and maintenance of standards, controls, procedures and policies. The process of integrating the Serus and netOctopus operations, including their personnel, could cause interruption of, or loss in momentum in the activities of Netopia's business and operations, including those of the businesses acquired.

         Other Income, Net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments. Other income remained relatively unchanged at $570,000 and $573,000 for the three months ended December 31, 1998 and 1997, respectively. The Company expects its interest income to decrease in absolute dollars and as a percentage of revenues primarily due to the cash used for its recent acquisitions and operating activities.

         Income Tax Benefit. The Company did not record an income tax benefit during the three months ended December 31, 1998 primarily due to continued substantial uncertainty regarding the Company's ability to realize its tax assets. The tax benefit recorded in the three months ended December 31, 1997 was primarily related to the Company's net operating loss in such period. The effective tax rate was 35% for the three months ended December 31, 1997. This rate differed from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments, and the utilization of research and experimentation tax credits.

         Discontinued Operations. In the fourth quarter of fiscal 1998, the Company sold its LAN Division through which it had developed and sold LAN products primarily for Apple computers. The sale of the LAN Division has been accounted for as a discontinued operation and prior period consolidated financial statements have been restated to reflect the discontinuation of the LAN Division. Income from discontinued operations of $164,000 during the three months ended December 31, 1997 represents the operating income, net of taxes of the discontinued operations. The LAN Division's operations, products and the market in which it competed were no longer considered core to the Company's business strategy. As a result, the Company sold the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets, to Farallon Communications, Inc. ("Farallon"), formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group ("Gores"). Farallon also assumed certain accounts payable and other liabilities of the LAN Division. In connection with such sale, the Company received consideration aggregating $4.9 million, including (i) $2.0 million of cash, (ii) royalties on Farallon's revenues for a period of five years to the extent that Farallon achieves revenues from the sale of its LAN products of at least $15.0 million per year, (iii) a two year $1.0 million promissory note from Farallon, guaranteed by Gores, and (iv) a warrant to purchase up to 5% of the equity of Farallon. There can be no assurance that the business of Farallon will be sufficiently successful to allow the Company to realize the value of the receivables, note and warrant described in (ii), (iii) and (iv) above. See "Other Risks Associated with the Sale of the LAN Division."

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

         Fluctuations in Quarterly Results; Future Operating Results Uncertain. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Historically, the Company had been dependent upon the sales of its LAN products. As a result of the sale of the LAN Division, the Company's future operating results are dependent upon the market acceptance of its Internet/Intranet products and enhancements thereto. To the extent that the loss of revenue from the sale of the LAN Division and its products is not offset by increases in revenue from the sale of the Company's Internet/Intranet products, the Company's business, operating results and financial condition would be materially and adversely affected. Historically, the Company's continuing operations have not achieved profitability and there can be no assurance that the Company will achieve profitability in the future. The Company's operating results depend on factors such as changes in networking and communications technologies, price and product competition, usage of the Internet and developments and changes in the Internet market, the demand for the Company's products, retention and growth of the
Company's NVO subscriber base, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, the size and timing of customer orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals for budgetary or other reasons, manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, changes in the level of operating expenses, the timing of research and development expenditures and the level of the Company's international revenues. The Company's results also depend on the demand for vendor products related to the Company's products such as Windows or Apple personal computers and operating systems, among others, and customer order deferrals in anticipation of new product offerings by these vendors. The Company's gross margins and operating results depend on factors such as raw material costs, write-offs of obsolete inventory, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin, changes in the mix of channels through which the Company's products are offered as well as the structure of planned NVO partnerships which may be reported as either higher margin royalty arrangements or lower margin operations subject to royalty, amortization or other costs. Additionally, the Company's operating results depend on general factors such as personnel changes, changes in the Company's strategy, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad, and economic conditions specific to the industries in which the Company competes, among others. The Company's limited Internet/Intranet operating history and the dynamic market environment in which the Company competes make the prediction of future operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often shipped and recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of a particular quarter. The Company typically experiences significant volumes of shipments at the end of the quarter which may be exposed to delays caused by shipping halts or other factors beyond the Company's control. In addition, the Company recognizes revenue on products sold through distributors, ISPs and VARs upon shipment to the distributor, ISP and VAR. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The

Company's business also has experienced seasonality in the past, largely due to customer buying patterns, such as budgeting cycles of educational institutions that purchase the Company's products and the summer slowdown in most European markets. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such seasonality will occur in a manner consistent with prior periods.

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

         Through testing, the Company has determined that its Netopia Internet router products; its Netopia Virtual Office software (the Netopia Site Server version 2.3 and later and all client software versions 2.2.4 and later); and its Windows, MacOS and Enterprise versions of Timbuktu Pro (versions 1.5 and later), are Year 2000 Compliant. The Company is currently testing its Timbuktu Web Seminar software to determine its Year 2000 Compliance. The Company expects to complete its testing of this product by March 1999. Upon completion of the development of the products acquired as a result the Serus and netOctopus acquisitions, the Company expects these products to meet Year 2000 readiness requirements. Although the majority of the Company's products are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

         To date, the Company has not incurred material expenses related to its Year 2000 compliance effort other than the investment of employee time and resources. The Company has currently identified certain facilities related items that the Company estimates will cost approximately $60,000 to upgrade to Year 2000 compliance. While the Company has dedicated and will continue to dedicate a substantial amount of time and internal resources towards attaining Year 2000 compliance, there can be no assurance that the Company's Year 2000 compliance program will be completed on a timely basis. In addition, there can be no assurance that there will not be an interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The most likely worst case scenarios would include hardware failure and the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, telephone service, water transport, internet services, etc.). In such worst case scenario the Company would lose customers and revenue which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in the process of completing its contingency planning for high risk areas at this time and is scheduled to commence contingency planning for medium to low risk areas by June 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

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

         The markets for the Company's products, services and subscribers are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEM product manufacturers of Internet access equipment, manufacturers of Internet presence and web site software and developers of remote control and collaboration software. In the Internet access equipment market, the Company competes primarily with Ascend, Cisco, 3Com/U.S. Robotics, Ramp Networks, Intel, Flowpoint and several other companies. In the Internet presence and web site software market, the Company competes with IBM, Inc. Online, The Globe, AOL, Netscape, Yahoo!, GeoCities, SiteMatic, HotOffice, Homestead, Lycos, Zyworld and several other companies. In the remote control and collaboration software markets, the Company competes primarily with Symantec, Microsoft, Tivoli (IBM), Lotus (IBM), Stac Electronics, Microcom (Compaq), Computer Associates, Contigo, PlaceWare and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the

Company. Other companies in the personal computer or Internet industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. For example, Microsoft has available for free, via download on the Internet, communications and collaboration software compatible with the Microsoft Internet Explorer and has publicly stated that they are committed to integrating Internet technology into existing products at no additional cost to customers. This software product, which enables real-time communication within a workgroup, as well as similar future product offerings from Microsoft, could undermine the Company's ability to market its Timbuktu Pro and/or NVO software. Accordingly, there can be no assurance that the Company can continue to market its collaboration and web office software, which would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors have introduced free and/or paid guaranteed service and support programs that appear to be similar to the Company's "Up & Running, Guaranteed!" program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program. The markets in which the Company currently competes are subject to intense price competition and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Consolidations in the computer and communication industries continue to create companies with substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base. These companies may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in the loss of market share, further price reductions and reduced gross margins, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Internet/Intranet Products. The Company's business is dependent upon continued growth in the sale of its products. The rapid growth in the use of the Internet and Intranets for communication and commerce is a recent phenomenon, and there can be no assurance that such communication or commerce over the Internet will continue to grow or become an accepted method of communication and commerce. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the infrastructure of the Internet will continue to be able to support the demands placed upon it by such potential growth, or that it will not otherwise lose its utility due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity or due to increased government regulation. Although the Company has experienced significant revenue growth rates, the Company does not believe prior percentage growth rates should be relied upon as being indicative of future operating results. The Company's limited operating history as an Internet company and the dynamic market environment in which the Company operates makes the prediction of future operating results difficult, if not impossible. There can be no assurance that the Company will increase sales of its products, or that the Company's existing distribution channels are appropriate for the sale of its products. Accordingly, the failure of the Company's products to gain market acceptance or to achieve significant sales would materially and adversely affect the Company's business, operating results and financial condition. The markets in which the Company competes currently are subject to intense price competition, and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Additionally, a number of competitors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger customer base. These companies may therefore be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products. Increased competition may result in further price reductions, reduced gross margins, increased operating expenses and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition..

         Dependence on Strategic Alliances; Dependence on Contract Manufacturers and Limited Source Suppliers. The Company relies on a number of strategic relationships to help achieve market acceptance of the Company's products and to leverage the Company's development, sales and marketing resources. Although the Company views these relationships as important factors in the development and marketing of the Company's products and services, a majority of the Company's agreements with its strategic partners or customers do not require future minimum commitments to purchase the Company's products, are not exclusive and generally may be terminated at the convenience of either party. There can be no assurance that the Company's strategic partners regard their relationship with the Company as strategic to their own respective businesses and operations, that they will not reassess their commitment to the Company or its products at any time in the future, that they will not develop and/or market their own competitive technology, or that they will not be acquired and thereby reassess their relationship with the Company.

         The Company does not manufacture any of the components used in its products and performs only limited assembly on some products. The Company relies on independent contractors to manufacture to specification the Company's components, subassemblies, systems and products. The Company also relies upon limited source suppliers for a number of components used in the Company's products, including certain key microprocessors and integrated circuits. There can be no assurance that these independent contractors and suppliers will be able to timely meet the Company's future requirements for manufactured products, components and subassemblies. The Company generally purchases limited source components pursuant to purchase orders and has no guaranteed supply arrangements with these suppliers. In addition, the availability of many of these components to the Company is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. However, any extended interruption in the supply of any of the key components currently obtained from a limited source would disrupt the Company's operations and have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company anticipates that it will be necessary to establish additional strategic relationships in the future, in particular with additional distributors, ISPs and VARs. However, there can be no assurance that the Company will be able to establish such alliances or that such alliances will result in increased revenues.

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

         The Company believes that its future business and operating results depend in part on its ability to continue to enhance existing products, develop new products and improve the price and performance of its products in a timely manner. The Company continuously evaluates the emerging needs, developing standards and emerging technologies of its target markets to identify new market or product opportunities. Netopia is focusing its development efforts on its Internet Routers through high-speed digital services, including ISDN, T-1, Frame Relay, DSL, 56K analog technologies and software enhancements to its NVO software platform and Timbuktu Pro products, further international localization of its products and cost-reducing design improvements. In addition, the Company has relied and will continue to rely on external development resources, such as OEM suppliers, for the development of certain of its products and related components. The Company may in the future acquire products or technologies to complement current research and development efforts. Research and development expenses were $2.0 million and $1.9 million for the three months ended December 31, 1998 and 1997, respectively.

         As of February 1, 1999, Netopia's research and development staff consisted of 69 employees. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, the failure of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Pursuant to the Agreement of Purchase and Sale of Assets, dated August 5, 1998 (the "Farallon Purchase Agreement"), by and between the Registrant and Farallon Communications, Inc., formerly known as Farallon Networking Corporation, the purchase price of the LAN Division is subject to a purchase price adjustment. Such adjustment is based upon the difference between the unaudited balance sheet of the LAN Division as of the effective date of sale (the "Draft Balance Sheet") and the estimated book value of the LAN Division at March 31, 1998. On the effective date of sale, the Company estimated that this difference was approximately $165,000 and accordingly recorded that amount as a liability on the Company's Balance Sheet as of September 30, 1998. The Company has recently received correspondence from Farallon disputing such difference. The Company currently expects to proceed to arbitration as provided in the Farallon Purchase Agreement to resolve any purchase price adjustment disagreement. Any adjustment to the purchase price of the LAN Division in excess of the amount accrued for could have an adverse effect on the Company's business, operating results and financial condition.

         The Company's successful realization of assets related to the sale of the LAN Division, such as the royalty and note receivable, is dependent upon the successful operation of Farallon by its management team and by Gores. For example, if Farallon is unable to achieve revenues from LAN products of at least $15.0 million per year, the Company will lose its right to a portion of Farallon's revenue which could have a material adverse affect upon the Company's business, operating results and financial condition. Farallon's use of its bank credit facility or incurrance of other debt related financing may require Netopia to take a subordinate position to such debt. Such subordinate position, if required, could potentially decrease the likelihood of Netopia receiving payments on its future receivables from Farallon which would allow Farallon's other debt holders to be repaid on their loans before Farallon would make any payments to Netopia on Netopia's Farallon related receivables. Failure to receive such payments for these or any other reasons would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the Company made certain representations and warranties about the assets and liabilities transferred to Farallon in the Farallon Purchase Agreement which the Company believes were materially accurate but which could become the topic of future negotiation or dispute. While the Company believes such representations have been accurate, the Company could be liable for up to $2 million for any damages to Farallon resulting from any breach or breaches of any such representation and warranties. These or other aspects of the transaction would have a material adverse affect upon the Company's business, operating results and financial condition.

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

         Risks Associated with Potential Acquisitions or Divestitures. The Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. In addition, the Company continues to evaluate the performance of all its products and product lines and may sell or discontinue current technologies, products or product lines. Any acquisitions or divestitures may result in the use of cash, potentially dilutive issuance of equity securities, the write-off of software development costs or other assets, incurrance of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrance of debt, any of which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Acquisitions or divestitures would involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, the entry into markets in which the Company has little or no direct prior experience, the potential loss of key employees and the potential loss of key distributor or supplier relationships. In addition, potential acquisition candidates targeted by the Company may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

         Risk of Capacity Constraints; System Failures. The performance of the Company's servers, networking hardware and software infrastructure used for the hosting services offered by the Company for NVO is critical to the Company's business and reputation and its ability to attract customers, web users, new subscribers and partners. Any system failure that causes an interruption in service or a decrease in responsiveness of the Company's hosting service could result in less traffic to the Company's hosted web sites and, if sustained or repeated, could impair the Company's reputation and the attractiveness of its brand name. The Company maintains redundant systems for all critical operational areas. The Company also offers up to 10Mb of disk space to each NVO web site hosted on the Company's servers. Disk storage is configured to survive drive failures without risk of data loss using RAID striping and mirroring.

         The Company entered into an eight-month web-hosting agreement with Exodus Communications, Inc. ("Exodus") effective June 1998. This agreement is automatically renewed for subsequent one-year terms unless either party provides notice at least 60 days prior to the expiration of any term. Pursuant to the agreement, Exodus provides and manages power and environmentals for the
Company's networking and server equipment. Exodus also provides site connectivity to the Internet via multiple DS-3 and OC-3 links on a 24 hour-a-day, seven-days-per week basis. Under the terms of the agreement, Exodus does not, however, guarantee that the Company's Internet access will be uninterrupted, error-free or completely secure. The Company has decided not to renew its web-hosting agreement with Exodus and has provided Exodus notice that the Company will terminate its use of the Exodus web-hosting services on March 31, 1999. As a result, the Company has entered into a similar web-hosting agreement to host its Netopia Virtual Offices from a similar third party web-hosting vendor (the "Vendor"). Any extended disruption in the Internet access provided by Exodus or the Company's new Vendor or any extended failure of the Company's server and networking systems to handle current or higher volumes of traffic or any extended disruption of Internet access during the transition to the Company's new Vendor could have a material adverse effect on the Company's business, operating results and financial condition.

         An increase in the use of the Company's hosted NVO web sites could strain the capacity of its systems, which could lead to slower response time or system failures. Slowdowns or system failures adversely affect the speed and responsiveness of the Company's hosted web sites and would diminish the experience for the Company's subscribers and visitors. The ability of the Company to provide effective Internet connections or of its systems to manage substantially larger numbers of customers at higher transmission speeds is as yet unknown, and, as a result, the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. If usage of bandwidth increases, Netopia will need to purchase additional servers and networking equipment and rely more heavily on its equipment and on Exodus and the future Vendor and their services to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant.

         The successful delivery of the Company's services is also dependent in substantial part upon the ability of Exodus and the future Vendor and the Company to protect Netopia's servers and network infrastructure against damage from human error, fire, flood, power loss, telecommunications failure, sabotage, intentional acts of vandalism and similar events. In addition, substantially all of the Company's servers and network infrastructure are located in Northern California, an area particularly susceptible to earthquakes, which also could cause system outages or failures if one should occur. Despite precautions taken by, and planned to be taken by, the Company and Exodus and the future Vendor, the occurrence of other natural disasters or other unanticipated problems at their respective facilities could result in interruption in the services provided by the Company or significant damage to the Company's equipment. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays or cessations in service, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's reputation and the Netopia brand name could be materially and adversely affected.

         Tariff and Regulatory Matters. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business, operating results and financial condition. For example, if tariffs for public switched digital services increase in the future relative to tariffs for private leased services, then the cost-effectiveness of the Company's products would be reduced and its business, operating results and financial condition would be materially and adversely affected. In addition, the Company's telecommunications products must meet standards and receive certification for connection to public telecommunications networks prior to their sale. In the United States, such products must comply with Part 15(a) (industrial equipment), Part 15(b) (residential equipment) and Part 68 (analog and ISDN lines) of the Federal Communications Commission (the "FCC") regulations. The Company's telecommunications products also must be certified by certain domestic telecommunications carriers. In many foreign countries, such products are subject to a wide variety of governmental review and certification requirements. While the European Economic Community and certain other foreign countries regulate the importation and certification of the Company's products, most foreign customers typically require that the Company's products receive certification from their country's primary telecommunication carriers. Any future inability to retain, or obtain on a timely basis, domestic or foreign regulatory approvals and certifications, including safety and telecommunications, could have a material adverse effect on the Company's business, operating results and financial condition.

         Due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy, user screening to prevent inappropriate uses of the Internet by, for example, minors or convicted criminals, taxation, infringement, pricing, content regulation, quality of products and services and intellectual property ownership and infringement. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's products, increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company's business, operating results and financial condition. For example, although it was held unconstitutional, the Telecommunications Act of 1996 prohibited the transmission over the Internet of certain types of information and content. Other nations, including Germany and China, have taken actions to restrict the free flow of material on the World Wide Web (the "web") deemed to be objectionable. In addition, although substantial portions of the Communications Decency Act (the "CDA") were held to be unconstitutional, there can be no assurance that similar legislation will not be enacted in the future, and it is possible that such legislation could expose the Company to substantial liability. Legislation like the CDA could also dampen the growth in use of the web generally and decrease the acceptance of the web as a communications and commercial medium, and could, thereby, have a material adverse effect on the Company's business, operating results and financial condition. It is also possible that the use of "cookies" to track demographic information and users may become subject to laws limiting or prohibiting their use. A "cookie" is a bit of information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge. A user is generally able to remove cookies. Germany, for example, has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on the Company's potential use of cookies could limit the effectiveness of the Company's tracking user data, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, a number of legislative proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Moreover, it is likely that, once such moratorium is lifted, some type of federal and/or state taxes will be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of commerce on the Internet and, as a result, adversely affect the Company's opportunity to derive financial benefit from such activities. In addition to the foregoing areas of recent legislative activities, several telecommunications carriers are currently seeking to have telecommunications over the web regulated by the FCC in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the web have burdened the existing telecommunications infrastructure and many areas with high web use have begun to experience interruptions in phone service, local telephone carriers have petitioned the FCC to regulate ISPs in a manner similar to long-distance telephone carriers and to impose access fees on the ISPs. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the web could increase substantially, potentially slowing growth in use of the web, which could in turn decrease demand for the Company's services or increase the Company's cost of doing business.

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

         California Headquarters; Subleased Facilities. The Company's corporate headquarters and a large portion of its research and development facilities as well as other critical business operations are located in Northern California, near major earthquake faults. The Company's business, financial condition and operating results could be materially adversely affected in the event of a major earthquake. As a result of the sale of the LAN Division and per the Separation Agreement by and between Netopia, Inc. and Farallon, Netopia is to assign the lease of its warehouse facility to Farallon. The assignment of such lease is expected to occur in fiscal 1999. After the lease is assigned to Farallon, the Company will continue to utilize a portion of the warehouse space under a sublease with Farallon. The term of the sublease will begin on the effective date of the lease assignment and terminate on December 31, 2002. Upon completion of the sublease, Farallon will become responsible for the payment of applicable rent and utilities related to the warehouse facility. Under Farallon's management the warehouse facility could be exposed to closure or interrupted utility services which would not be controllable by the Company and which could have a material adverse effect on the Company's business, operating results and financial condition.

         Volatility of Stock Price. The market price of the shares of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, announcements of product distribution agreements, introduction of new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the Internet and other technology industries, changes in or failure by the Company to meet securities analysts' expectations, large volume sales of the Company's Common Stock and activities related to acquisitions or divestitures, semi-professional and amateur day traders, postings on Internet message and chat boards, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of Internet technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The closing price per share of the Company's Common Stock as reported on the Nasdaq Stock Market on February 12, 1999 was $7.000.

Liquidity and Capital Resources

         The Company has funded its operations to date primarily through the private sale of equity securities and the Initial Public Offering (the "IPO") of the Company's Common Stock. Since inception, the Company has raised $19.4 million from the private sale of equity securities and approximately $24.8 million, net of offering expenses, from the Company's IPO completed in June 1996. As of December 31, 1998, the Company had cash, cash equivalents and short-term investments representing 67% of total assets.

         The Company's operating activities used $3.5 million and $169,000 for the three months ended December 31, 1998 and 1997, respectively. The cash used by operations in the three months ended December 31, 1998 was primarily due to supporting the Company's operating activities as well as the increase in accounts receivable and the reduction of accounts payable and the reduction of accrued liabilities related to the sale of the LAN Division. The cash used by operations in the three months ended December 31, 1997 was primarily due to the net loss of $1.1 million and an increase of $567,000 in inventories, partially offset by the reduction of accounts receivable of $1.4 million.

         Cash provided by investing activities in the three months ended December 31, 1998 was primarily due to proceeds from the sale of short-term investments partially offset by the purchases of such investments as well as the acquisitions of Serus and netOctopus. The cash used in investing activities in the three months ended December 31, 1997 was primarily related to the purchase of short-term investments partially offset by the sale of such investments and purchases of capital equipment. Expenditures for capital equipment were $173,000 and $177,000 for the three months ended December 31, 1998 and 1997, respectively. The Company's financing activities in the three months ended December 31, 1998 were primarily related to the exercise of stock options. The Company's financing activities in the three months ended December 31, 1997 were primarily related to the exercise of stock options and activities related to the Company's Employee Stock Purchase Plan.

         Although the Company believes that its existing cash balance will decrease moderately during the remainder of fiscal 1999 as a result of increased operating expenses, the Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital, capital expenditures and earnouts related to its acquisitions for at least the next 12 months. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. However, there can be no assurance that such additional equity or convertible debt financing or additional credit facilities will be available on terms acceptable to the Company, if at all. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of the Company's cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to obtain additional presence on the Internet or to support additional advertising and promotional campaigns.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

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

         The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 1998. All the Company's investments mature in twelve months or less.


                                                                                Carrying               Average
          Principal (notional) amounts in United States dollars:                 Amount             Interest Rate
                                                                           ------------------     ------------------
                                                                             (in thousands)

          Cash equivalents - fixed rate.................................         $    11,550                  4.93%
          Short-term investments - fixed rate...........................              17,979                  5.62%
                                                                           ------------------
                                                                                 $    29,529
                                                                           ==================

PART II.          OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On December 17, 1998, the Company issued 409,556 shares of the Company's Common Stock (the "Common Shares") to Serus, a limited liability company, as partial consideration for the acquisition of substantially all of the assets, including the existing operations, and certain of the liabilities of Serus. In addition to the issuance of the Common Shares, the consideration paid by the Company to Serus included (i) $3.0 million of cash paid on the closing date of the transaction and (ii) a $1.0 million earnout opportunity based upon certain criteria as set forth in the Serus Purchase Agreement. The offer and sale of the Common Shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 505 of Regulation D thereunder. The Company relied on the following facts to make such exemption available: (a) the maximum offering price of the Common Shares was approximately $3.1 million based on the closing price of the Company's Common Stock on the closing date of the Serus transaction, (b) the Common Shares were offered and sold to a single purchaser, Serus, who represented that it had no intention to distribute any of the Common Shares at any time during the following twelve (12) months, and (c) the Company otherwise complied with the information and other requirements under Rules 501 and 502 of Regulation D under the Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         On October 19, 1998, the Company filed a Form 8-K/A (Item 7) reporting the pro forma financial statements and exhibits related to the Company's sale of its Farallon LAN Division. The pro forma financial statements included: (i) the unaudited pro forma condensed consolidated balance sheet at June 30, 1998; (ii) the unaudited pro forma condensed consolidated statement of operations for the nine months ended June 30, 1998, and; (iii) the unaudited pro forma condensed consolidated statement of operations for the fiscal year ended September 30, 1997.

         On December 1, 1998, the Company filed a Form 8-K/A (Item 7) amending the Form 8-K/A as filed by the Company on October 19, 1998. The Form 8-K/A reported the pro forma financial statements and exhibits related to the Company's sale of its Farallon LAN Division. The pro forma financial statements included: (i) the unaudited pro forma condensed consolidated balance sheet at June 30, 1998; (ii) the unaudited pro forma condensed consolidated statement of operations for the nine months ended June 30, 1998, and; (iii) the unaudited pro forma condensed consolidated statement of operations for the fiscal year ended September 30, 1997.

         On December 3, 1998, the Company filed a Form 8-K (Item 5) reporting its current and historical Year 2000 Readiness Disclosures. There were no financial statements or exhibits included in this Form 8-K.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 16, 1998              NETOPIA, INC.

                                      (Registrant)



                                      By:  /s/ James A. Clark
                                      James A. Clark
                                      Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)