Form 10-Q
period 1999-03-31
NETOPIA INC
filed 1999-05-17
CIK 1012482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


         As of April 30, 1999 there were 12,784,174 shares of the Registrant's Common Stock outstanding.

                                  NETOPIA, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements........................   2

         Condensed consolidated balance sheets at March 31, 1999 and September
         30, 1998...........................................................   2

         Condensed consolidated statements of operations for the three and six
         months ended March 31, 1999 and 1998...............................   3

         Condensed consolidated statements of cash flows for the six months
         ended March 31, 1999 and 1998......................................   4

         Notes to condensed consolidated financial statements...............   5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  30

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................  30

Item 6.  Exhibits and Reports on Form 8-K...................................  31

SIGNATURE...................................................................  32

PART I.           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          NETOPIA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)
                                   (unaudited)

                                                                                  March 31,          September 30,
                                                                                     1999                 1998
                                                                               -----------------    -----------------

                                     ASSETS
  Current assets:
      Cash and cash equivalents..............................................      $    16,706          $    19,244
      Short-term investments.................................................           15,246               22,851
      Trade accounts receivable less allowance for doubtful accounts and
           returns of $629 and $617, respectively............................            8,253                4,358
      Royalties receivable...................................................              410                  410
      Inventories, net.......................................................            1,527                1,591
      Prepaid expenses and other current assets..............................              901                  929
                                                                               -----------------    -----------------
              Total current assets...........................................           43,043               49,383
  Note receivable............................................................              978                  900
  Royalties receivable.......................................................            1,372                1,372
  Furniture, fixtures and equipment, net.....................................            2,163                2,068
  Intangible assets..........................................................            2,725                   --
  Deposits and other assets..................................................            2,220                2,569
                                                                               =================    =================
                                                                                   $    52,501          $    56,292
                                                                               =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable.......................................................      $     5,080          $     5,440
      Accrued compensation...................................................            1,730                1,217
      Accrued liabilities....................................................            2,013                3,468
      Deferred revenue.......................................................            1,183                  807
      Other current liabilities..............................................              104                  299
                                                                               -----------------    -----------------
              Total current liabilities......................................           10,110               11,231
  Long-term liabilities......................................................              371                  260
                                                                               -----------------    -----------------
              Total liabilities..............................................           10,481               11,491

  Commitments and contingencies

  Stockholders' equity:
      Preferred stock:
      $0.001 par value, 5,000,000 shares authorized, none issued
           or outstanding....................................................               --                   --
      Common stock:
      $0.001 par value, 25,000,000 shares authorized; 12,641,439 and
           11,953,908 shares issued and outstanding at March 31, 1999 and
         September 30, 1998, respectively...................................                13                   12
      Additional paid-in capital.............................................           56,068               51,871
      Retained deficit.......................................................          (14,061)              (7,082)
                                                                               -----------------    -----------------
              Total stockholders' equity.....................................           42,020               44,801
                                                                               -----------------    -----------------
                                                                                   $    52,501          $    56,292
                                                                               =================    =================

     See accompanying notes to condensed consolidated financial statements.


                          NETOPIA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)

                                                             Three months ended               Six months ended
                                                                  March 31,                      March 31,
                                                         -----------------------------   ----------------------------
                                                             1999           1998            1999           1998
                                                         -------------- --------------   -------------  -------------
  Revenues.............................................     $  10,535       $  6,252       $  18,458      $  11,715

  Cost of revenues.....................................         3,644          1,858           6,450          3,579
                                                         -------------- --------------   -------------  -------------
      Gross profit.....................................         6,891          4,394          12,008          8,136

  Operating expenses:
      Research and development.........................         2,346          1,711           4,331          3,602
      Selling and marketing ...........................         4,828          3,113           9,589          6,639
      General and administrative.......................           899            805           1,681          1,596
      Acquired in-process research
           and development.............................            --             --           4,205             --
      Amortization of goodwill.........................           181             --             181             --
                                                         -------------- --------------   -------------  -------------
         Total operating expenses......................         8,254          5,629          19,987         11,837
                                                         -------------- --------------   -------------  -------------

         Operating loss................................        (1,363)        (1,235)         (7,979)        (3,701)

 Other income, net.....................................           430            564           1,000          1,137
                                                         -------------- --------------   -------------  -------------
      Loss from continuing operations
         before income taxes...........................          (933)          (671)         (6,979)        (2,564)
 Income tax benefit....................................            --           (241)             --           (915)
                                                         -------------- --------------   -------------  -------------

      Loss from continuing operations..................          (933)          (430)         (6,979)        (1,649)

  Discontinued operations, net of taxes................            --             87              --            251
                                                         -------------- --------------   -------------  -------------

         Net loss.....................................        $   (933)     $   (343)      $  (6,979)     $  (1,398)
                                                         ============== ==============   =============  =============

 Per share data, continuing operations:
      Basic and diluted loss per share.................      $   (0.07)     $   (0.04)      $   (0.56)     $   (0.14)
                                                         ============== ==============   =============  =============
      Shares used in the per share calculations........         12,613         11,623          12,386         11,567
                                                         ============== ==============   =============  =============

 Per share data, discontinued operations:
      Basic income per share...........................        $   --       $   0.01          $   --       $   0.02
                                                         ============== ==============   =============  =============
      Diluted income per share.........................        $   --       $   0.01          $   --       $   0.02
                                                         ============== ==============   =============  =============
      Common shares used in the calculations of basic
        income per share...............................            --         11,623              --         11,567
                                                         ============== ==============   =============  =============
      Common and common equivalent shares used in the
        calculations of diluted income per share.......            --         12,409              --         12,619
                                                         ============== ==============   =============  =============

 Per share data, net loss:
      Basic and diluted net loss per share.............      $   (0.07)    $   (0.03)      $   (0.56)      $   (0.12)
                                                         ============== ==============   =============  =============
      Shares used in the per share calculations........        12,613         11,623          12,386         11,567
                                                         ============== ==============   =============  =============

     See accompanying notes to condensed consolidated financial statements.

                          NETOPIA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Six months ended March 31,
                                                                               --------------------------------------
                                                                                     1999                1998
                                                                               -----------------    -----------------
  Cash flows from operating activities:
  Net loss...................................................................      $    (6,979)         $    (1,398)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...........................................            1,393                  736
     Amortization of deferred compensation...................................               --                    9
     Charge for acquired in-process research and development.................            4,205                   --
     Changes in operating assets and liabilities:
        Trade accounts receivable............................................           (3,895)               1,079
        Inventories..........................................................               64                 (334)
        Prepaid expenses, deposits and other current assets..................               16                  (27)
        Accounts payable and accrued liabilities.............................           (1,302)              (1,324)
        Deferred revenue.....................................................              346                  (68)
        Other liabilities....................................................              (54)                 361
                                                                               -----------------    -----------------
           Net cash used in operating activities.............................           (6,206)                (966)
                                                                               -----------------    -----------------

  Cash flows from investing activities:
     Purchase of furniture, fixtures and equipment...........................             (736)                (489)
     Acquisition of technology...............................................           (4,299)                  --
     Capitalization of software development costs............................             (288)                (241)
     Purchase of short-term investments......................................          (12,666)             (24,262)
     Proceeds from the sale and maturity of short-term investments...........           20,271               27,004
                                                                               -----------------    -----------------
           Net cash provided by investing activities.........................            2,282                2,012
                                                                               -----------------    -----------------

  Cash flows from financing activities:
     Proceeds from the issuance of common stock..............................            1,386                  380
                                                                               -----------------    -----------------
           Net cash provided by financing activities.........................            1,386                  380
                                                                               -----------------    -----------------

  Net increase (decrease) in cash and cash equivalents.......................           (2,538)               1,426
  Cash and cash equivalents, beginning of period.............................           19,244               14,444
                                                                               -----------------    -----------------
  Cash and cash equivalents, end of period...................................      $    16,706          $    15,870
                                                                               =================    =================

  Supplemental disclosures of noncash investing and
     financing activities:
     Issuance of common stock for acquisition of intangible assets...........      $     2,811            $      --
                                                                               =================    =================
     Issuance of common stock for consulting services........................       $       92            $      --
                                                                               =================    =================

See accompanying notes to condensed consolidated financial statements.

                          NETOPIA, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1999.

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

         In December 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee ("AcSEC") issued SOP 98-9 which amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (i) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (ii) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (iii) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows; (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2, and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 was adopted by the Company effective January 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's consolidated results of operations.

         Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during the period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. There were no material differences between net loss and comprehensive income (loss) during the three and six months ended March 31, 1999 and 1998.

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

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

         In March, 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 will have a material impact on its results of operations.

(3)      Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Net inventories consisted of the following (in thousands):

                                                                                   March 31,          September 30,
                                                                                     1999                 1998
                                                                                ----------------     ----------------

Raw materials and work in process..........................................          $      674          $     1,080
Finished goods.............................................................                 853                  511
                                                                                ================     ================
                                                                                    $     1,527          $     1,591
                                                                                ================     ================

(4) Furniture, Fixtures and Equipment, net (in thousands):


                                                                                   March 31,          September 30,
                                                                                     1999                 1998
                                                                                ----------------     ----------------

Furniture, fixtures and equipment..........................................         $    12,676          $    11,940
Accumulated depreciation and amortization..................................             (10,513)              (9,872)
                                                                                ----------------     ----------------
                                                                                    $     2,163          $     2,068
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

         Potential common shares have been excluded from the net loss computation of diluted EPS for the three and six months ended March 31, 1999 and 1998 since their effect on EPS is antidilutive due to the losses incurred in each period. Consequently, the number of shares in the computations of basic and diluted EPS is the same for each period. Potential common shares excluded from the computations of diluted EPS consist of options to purchase common stock which totaled 4,010,813 shares and 3,007,306 shares for the three and six months ended March 31, 1999 and 1998, respectively.



                                                                    Three months ended          Six months ended
                                                                         March 31,                 March 31,
                                                                  ------------------------   -----------------------
                                                                      1999        1998          1999       1998
                                                                  ------------ -----------   ----------- -----------
                                                                      (in thousands, except per share amounts)

Computation of basic net loss per share:

    Net loss.....................................................    $  (933)    $  (343)     $ (6,979)    $(1,398)
                                                                  ============ ===========   =========== ===========
    Weighted average number of common shares outstanding.........     12,613      11,623        12,386      11,567
                                                                  ============ ===========   =========== ===========

       Basic net loss per share..................................    $ (0.07)    $ (0.03)      $ (0.56)    $ (0.12)
                                                                  ============ ===========   =========== ===========

Computation of diluted net loss per share:

    Net loss.....................................................    $  (933)    $  (343)     $ (6,979)    $(1,398)
                                                                  ============ ===========   =========== ===========

    Weighted average number of common shares outstanding.........     12,613      11,623        12,386      11,567

    Number of dilutive common stock equivalents..................         --          --            --          --
                                                                  ------------ -----------   ----------- -----------

    Shares used in per share calculation.........................     12,613      11,623        12,386      11,567
                                                                  ============ ===========   =========== ===========

       Diluted net loss per share................................    $ (0.07)    $ (0.03)      $ (0.56)    $ (0.12)
                                                                  ============ ===========   =========== ===========

(6)      Acquisitions

         On December 17, 1998, the Company closed a transaction to purchase substantially all of the assets and assume certain liabilities and the existing operations of Serus LLC ("Serus"), a Utah limited liability company. Serus is developing a java-based web site editing software product which would allow web site owners to modify and edit the appearance of their web site through their web browser with minimal knowledge of Hypertext Markup Language ("HTML"). Upon completion of the development of such products, Netopia intends to market the products both independently and along with its Netopia Virtual Office web site platform to allow users more flexibility in customizing their web sites. In accordance with the Serus Asset Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities of Serus and its existing operations which included in-process research and development. The maximum aggregate purchase price of the Serus transaction is approximately $7.0 million including (i) $3.0 million of cash paid on the closing date of the transaction, (ii) 409,556 shares of the Company's Common Stock issued on the closing date, and (iii) a $1.0 million earnout opportunity based upon certain criteria as set forth in the Serus Purchase Agreement. The excess purchase price over the net book value acquired was $6.0 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $3.9 million was allocated to acquired in-process research and development and $2.1 million was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $100,000 and goodwill of $2.0 million. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2001. These cash flows were discounted using a discount rate of 44.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 85% complete at the time of acquisition. The Company expects to complete development of the product in the summer of 1999 and to incur approximately $400,000 of development expenses from the date of acquisition to completion of development. The $1.0 million earnout opportunity in (iii) above shall be accounted for when it is deemed probable that the earnout will be earned. The Company will amortize the goodwill related to the Serus transaction quarterly over the next four (4) years. During the six months ended March 31, 1999, goodwill amortization related to the Serus transaction was $133,000. Any delay in the completion of the development of the product would cause the Company to incur additional unplanned development expenses as well as the loss of or deferral of customer purchases either of which would have a material adverse effect on the Company's business, operating results and financial condition.

         On December 31, 1998, the Company closed a transaction to purchase from Network Associates substantially all of the assets and assume certain liabilities related to the netOctopus systems management software ("netOctopus"). The netOctopus software is a suite of administration tools under development that allows for simultaneous system support of multiple users across MacOS computer networks. Upon completion of the development of the Windows versions of the netOctopus software products, Netopia intends to market the products both independently and along with its Timbuktu Pro enterprise software. In accordance with the netOctopus Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities related to the netOctopus software and its existing operations which included in-process research and development. The maximum aggregate purchase price of the netOctopus transaction was $1.1 million of cash paid on the closing date of the transaction. In addition, there is a $300,000 earnout opportunity based upon certain criteria as set forth in the netOctopus Purchase Agreement. The excess purchase price over the net book value acquired was $1.1 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $400,000 was allocated to acquired in-process research and development and $700,000 was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $60,000, developed technology of $540,000 and goodwill of $100,000. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2000. These cash flows were discounted using a discount rate of 25.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 70% complete at the time of acquisition. The Company expects to complete development of the product during the Company's third fiscal quarter of fiscal 1999 and to incur approximately $75,000 of development expenses from the date of acquisition to completion of development. The $300,000 earnout opportunity above shall be accounted for when it is deemed probable that the earnout will be earned. The Company will amortize the goodwill related to the netOctopus transaction quarterly over the next four (4) years. During the six months ended March 31, 1999, goodwill amortization related to the netOctopus transaction was $48,000. Any delay in the completion of the development of the product would cause the Company to incur additional unplanned development expenses as well as the loss of or deferral of customer purchases either of which would have a material adverse effect on the Company's business, operating results and financial condition.

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

         The  disposition  of the  LAN  Division  has  been  accounted  for as a discontinued operation in accordance with Accounting Principles Board ("APB") Opinion No. 30, and prior period consolidated financial statements have been restated to reflect the LAN Division's operations as a discontinued operation. Revenue from discontinued operations was $5.1 million and $10.1 million for the three and six months ended March 31, 1998, repectively. The income from discontinued operations of $87,000 and $251,000 for the three and six months ended March 31, 1998, respectively, represents operating income, net of taxes, of the discontinued operation. At September 30, 1998, the Company had $2.5 million in accrued liabilities which represented transaction expenses and costs incurred and accrued as a result of the sale of the LAN Division. Such expenses are directly attributable to the sale transaction and are primarily related to reserves taken against the lease of the Company's Alameda, California headquarters, investment advisory, legal and accounting fees and certain expenses related to employees of the LAN Division. Such accrual consisted of $1.7 million of facility costs, approximately $300,000 in employee-related costs and other costs consisting primarily of services fees of approximately $500,000. At March 31, 1999, the balance in accrued liabilities related to the sale of the LAN Division was $1.7 million consisting of $1.4 million of facility costs and approximately $300,000 related to purchase price adjustments. Pursuant to the Agreement of Purchase and Sale of Assets by and between the Company and Farallon, the purchase price of the LAN Division is subject to a purchase price adjustment. Such adjustment is based upon the difference between the unaudited balance sheet of the LAN Division as of the effective date of the sale and the estimated book value of the LAN Division at March 31, 1998.

(8)      Subsequent Events

         In April 1999, the Company purchased $999,988 of Series D-1 preferred stock of Northpoint Communications Group, Inc. ("Northpoint"). Upon the initial public offering ("IPO") of the common stock of Northpoint, which occured on May 5, 1999, the Company's Series D-1 preferred stock converted into 55,555 shares of Class B common stock. As a Series D-1 purchaser, the Company has agreed not to transfer any Series D-1 preferred stock or Class B common stock to any non-affiliated third party until March 2000. The Company has also agreed not to acquire more than 10% of Northpoint's voting stock without Northpoint's consent until March 2002. In addition, as a Series D-1 purchaser, the Company has agreed to vote any voting securities it holds as recommended by Northpoint's board of directors, except with respect to votes pursuant to the protective provisions in Northpoint's certificate of incorporation.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

         Revenues. The Company's revenues are derived from the sale of hardware and software products and include license revenues for its Netopia Virtual Office ("NVO") web site software platform and Timbuktu Pro enterprise software, sales of its Netopia Internet router products and fees for related services. The Company recognizes revenue from sales of its hardware products upon shipment of the product. The Company recognizes revenues from licenses of computer software provided that a firm purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Maintenance and service revenues are recognized over the period in which services are provided. Certain of the Company's sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. Revenue is recorded net of an estimated allowance for returns and price protection. Any product returns or price decreases in the future that exceed the Company's allowances may materially adversely affect the Company's business, operating results and financial condition.

         Revenues increased 68.5% to $10.5 million in the three months ended March 31, 1999 from $6.3 million in the three months ended March 31, 1998. The increase was primarily due to increased sales of the Company's Netopia Internet router products, NVO web site platform and Timbuktu Pro enterprise software.

         Netopia Internet router products revenue increased primarily due to sales of the Netopia Digital Subscriber Line ("DSL") Internet routers domestically, which were not available during the three months ended March 31, 1998, and increased sales of Netopia Integrated Service Digital Network ("ISDN") Internet routers internationally primarily as a result of the Company's relationship with France Telecom's Internet service, WANadoo, and Telecom
Italia's Internet service, Telecom Italia Net ("TIN"). These increases were partially offset by continued price competition related to the Netopia Internet routers. The Company expects that its Internet router products may experience increasing price competition from both domestic and foreign manufacturers of similar products as well as competition from alternative technologies. Any such increased price and/or technology competition could materially adversely affect the Company's business, operating results and financial condition.

         NVO web site platform revenue increased primarily due to licensing of the server platform. The sale of the NVO web site platform is dependent upon the Company's ability to leverage this software platform to generate revenue streams from the licensing of the technology to future customers and partners and monthly subscription based accounts. This product has existed for only a limited period of time, and, as a result, is relatively unproven. There can be no assurance that the Company will be able to retain its subscribers or that it will be able to attract new subscribers or licensees. The failure to do so would materially adversely affect the Company's business, operating results and financial condition.

         Timbuktu Pro enterprise software revenue increased primarily due to increased volume license sales of the Windows version of Timbuktu Pro and volume license sales of the netOctopus systems management software ("netOctopus," acquired from Network Associates in December 1998). This increase was partially offset by decreased sales of the MacOS version of Timbuktu Pro enterprise software. The Company expects revenue from the MacOS version of Timbuktu Pro to continue to decline in absolute dollars and as a percent of revenue.

         International revenues accounted for 29% and 33% of the Company's total revenues for the three months ended March 31, 1999 and 1998, respectively. International revenues declined as a percentage of total revenues primarily due to increasing sales of Netopia DSL Internet routers and the NVO web site platform in the United States. The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented:


                                                                                    Three months ended March 31,
                                                                               --------------------------------------
                                                                                     1999                1998
                                                                               -----------------    -----------------

  Europe.....................................................................               24%                  25%
  Pacific Rim................................................................                2                    6
  Other......................................................................                3                    2
                                                                               -----------------    -----------------
    Subtotal international revenues..........................................               29                   33
  United States..............................................................               71                   67
                                                                               =================    =================
      Total revenues.........................................................              100%                 100%
                                                                               =================    =================

         Although international revenues decreased as a percent of total revenues, international revenues increased 49.6% to $3.1 million in the three months ended March 31, 1999 from $2.1 million in the three months ended March 31, 1998. International revenues increased primarily due to increased sales of the Company's Netopia ISDN Internet routers as a result of the Company's relationships with WANadoo and TIN, and was partially offset by decreased sales of the MacOS version of Timbuktu Pro enterprise software.

         The Company's international revenues are currently denominated in United States dollars, and revenues generated by the Company's distributors currently are paid to the Company in United States dollars. The results of the Company's international operations may fluctuate from period to period based on global economic factors, the introduction of the Euro as a standardized European currency and general movements in currency exchange rates. Historically, movements in exchange rates have not materially affected the Company's total revenues. However, there can be no assurance that the introduction of the Euro or other movements in currency exchange rates will not have a material adverse effect on the Company's revenues in the future.

          The Company expects that international revenues will continue to represent a significant portion of its total revenues. However, the Company also expects seasonality will cause international revenues, in the near-term, to decrease as a percent of total revenue as the European market enters its traditional summer slowdown. Any significant decline in international demand for the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management attention and financial resources to developing international sales and support channels. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to maintain or increase international demand for its products, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

         The Company's international operations are subject to inherent risks, including, but not limited to, the impact of current and potential future recessionary environments in economies outside the United States, costs of localizing products for foreign countries, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, seasonality and political and economic instability. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia such as the People's Republic of China, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus may make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the Company will be able to sustain or increase international revenues, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and its business, operating results and financial condition.

         The Company sells its products and related maintenance, support and other services through distributors, Internet Service Providers ("ISPs"), Value Added Resellers ("VARs"), Competitive Local Exchange Carriers ("CLECs"), directly by the Company to corporate accounts and over the Internet. The Company's revenues from distributors accounted for 43% and 45% of the Company's total revenues for the three months ended March 31, 1999 and 1998, respectively. The Company's three largest customers, in aggregate, accounted for 24% and 25% of the Company's total revenues for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999 and 1998, revenue from Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 11% and 12% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the three months ended March 31, 1999 and 1998.

         The distribution of products such as those offered by the Company has been characterized by rapid change, including industry consolidations, financial difficulties of distributors and the emergence of alternative distribution channels. There can be no assurance that current distributors will continue to serve as distributors for the Company since the Company does not currently have a written agreement regarding price or quantity commitments with these or other distributors which operate on a purchase order basis. Due to the August 1998 sale of the Company's former Farallon Local Area Networking ("LAN") Division (the "LAN Division"), which historically sold significant volumes of product through the Company's distributors, the Company was required to update its agreements with its distributors to reflect the distribution of the Company's current products. Currently, the Company has updated its distribution agreements with its significant distributors such as Ingram Micro, Tech Data and Merisel. There can be no assurance that the Company's current distributors will continue to market the Company's products or that the Company's channel expense levels will not increase. The loss of, or a significant reduction in revenue from any one of the Company's distributors could have a material adverse effect on the Company's business, operating results and financial condition. The Company's distributors generally offer products of several different companies, including products that are competitive with the Company's products. There can be no assurance that future sales by the Company's distributors will continue at current levels, that the Company will be able to retain its current distributors in the future on terms which are acceptable to the Company, that the Company's current distributors will choose to or be able to market the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, that these distributors will not devote greater resources to marketing products of other companies or that internal staffing changes or other changes at the Company's distributors will not disrupt historical purchasing or payment patterns. Accordingly, the loss of, or a significant reduction in revenue from, any of the Company's distributors, could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company grants to its distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases and provides price protection to its distributors. Although the Company provides allowances for projected returns and price decreases, any product returns or price decreases in the future that exceed the Company's allowances would materially and adversely affect the Company's business, operating results and financial condition. The Company also provides end users with a ninety (90) day limited warranty on its Timbuktu Pro and netOctopus software products and a one (1) year limited warranty on its Internet router products, and permits end users to return the product for replacement or its full purchase price if the product does not perform as warranted. The NVO web site platform is provided on an "as is" basis; therefore, the Company does not generally offer a warranty on its NVO web site platform. End users are offered a free thirty (30) day evaluation period to use and evaluate the service prior to purchase and thereafter can discontinue their subscription at any time. To date, the Company has not encountered material warranty claims. Nevertheless, if future warranty claims exceed the Company's reserves, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the Company attempts to further limit its liability to end users through disclaimers of special, consequential and indirect damages and similar provisions in its end user warranty. However, no assurance can be given that such limitations of liability will be legally enforceable.

         The Company's Timbuktu Pro and netOctopus software products are often licensed to customers on a volume license basis for use on private Wide Area Network ("WAN") Intranets involving thousands of nodes. These licenses often involve significant license and maintenance fees. As a result, the license of the Company's software products often involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process for these products is often subject to delays associated with long approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's software products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and/or additional delays in the future on the sales of its software or other products.

         The Company's Netopia Internet router products and NVO web site platform are often distributed through partnerships with ISPs, VARs and telecommunications carriers. These partnerships often involve lengthy testing and certification studies, detailed agreements and financial commitments from the prospective partner. As a result, partnerships with ISPs, VARs and/or telecommunications carriers to distribute the Company's products involve a significant commitment of management attention and resources by prospective partners. Accordingly, the Company's business development process for these distribution channels is often subject to delays associated with long approval processes that typically accompany significant partnership development and capital expenditures. For these and other reasons, the business development process associated with the partnerships is often lengthy and historically has been subject to a number of significant delays over which the Company has little or no control. Additionally, credit risks related to the financial viability of newly organized ISPs or VARs are often more significant than for other partners. There can be no assurance that the Company will not experience these and/or additional delays or financial risks in the future related to partnership development.

         The Company's business model for NVO is dependent upon the Company's ability to leverage this web site platform to generate revenue streams from monthly subscription-based accounts and the licensing of the technology to future customers and partners. The licensing of NVO often involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process for NVO is often subject to delays associated with long approval processes that typically accompany significant expenditures. The potential profitability of the business model is unproven, and, to be successful, the Company must, among other things, develop and market solutions that achieve broad market acceptance by its subscribers, partners and Internet users. This model has existed for only a limited period of time and, as a result, is relatively unproven. There can be no assurance that the Company will be able to retain its current subscribers or that it will be able to attract new subscribers or licensees. Accordingly, no assurance can be given that the Company's business model for NVO will be successful or that it can generate revenue growth or significant profits.

         Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter.

         Gross Margin. The Company's total gross margin decreased to 65.4% in the three months ended March 31, 1999 from 70.3% in the three months ended March 31, 1998. The decrease is primarily due to the increased sales of the Company's Netopia Internet router products, which have a lower gross margin than the Company's software products, as well as declining average selling prices as a result of price competition, partially offset by an increased proportion of volume and server license sales of the Company's software products. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company, pricing strategies, royalties paid to third parties, standard cost changes, new versions of existing products and external market factors, including, but not limited to, price competition. The Company's Timbuktu Pro and NVO software products have a higher average gross margin than the Company's Netopia Internet router products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there would be a material adverse effect on the Company's business, operating results and financial condition.

         Research and Development. Research and development expenses increased 37.1% to $2.3 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998. Research and development expenses increased primarily due to increased employee and development related expenses as a result of the Company's acquisitions in December 1998 of Serus LLC ("Serus") and netOctopus as well as increased development expenses related to the Company's Internet router products. Research and development expenses represented 22.3% and 27.4% of total revenues for the three months ended March 31, 1999 and 1998, respectively. The Company believes that it will continue to devote substantial resources to product and technological development and that research and development costs will increase in absolute dollars in fiscal 1999. Historically, the Company has believed its process for developing software is essentially completed concurrently with the establishment of technological feasibility, and no internal software costs have been capitalized to date. During the three months ended March 31, 1999, $288,000 of product development costs were capitalized.

         Selling and Marketing. Selling and marketing expenses increased 55.1% to $4.8 million for the three months ended March 31, 1999 from $3.1 million for the three months ended March 31, 1998. Selling and marketing expenses increased primarily due to increased advertising, promotional and channel development expenses related to NVO and DSL Internet routers, increased headcount and other employee related expenses as a result of the Company's acquisitions in December 1998 of Serus and netOctopus. Selling and marketing expenses represented 45.8% and 49.8% of total revenues for the three months ended March 31, 1999 and 1998, respectively. The Company believes that selling and marketing expenses may increase in absolute dollars in fiscal 1999 as a result of increased advertising and promotion campaigns related to the launch of an e-commerce enabled version of NVO and the initial launch of the product acquired from Serus as well as expansion of its Timbuktu Pro and NVO telesales staff.

         General and Administrative. General and administrative expenses increased 11.7% to $899,000 for the three months ended March 31, 1999 from $805,000 for the three months ended March 31, 1998. General and administrative expenses increased primarily due to increased employee related expenses and increased expenses related to the solicitation of proxies for the Company's annual stockholder meeting. General and administrative expenses represented 8.5% and 12.9% of total revenues for the three months ended March 31, 1999 and 1998, respectively.

         Amortization of Goodwill. Amortization of goodwill represents the amortization of such amounts allocated to intangible assets related to the Company's acquisitions of Serus and netOctopus, both of which were completed in December 1998. The amount allocated to intangible assets related to the Serus transaction was $2.1 million, and the amount allocated to intangible assets related to the netOctopus transaction was $700,000. The Company is amortizing the intangible assets related to these transactions over four (4) years.

         Other Income, Net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments. Other income decreased 23.8% to $430,000 for the three months ended March 31, 1999 from $564,000 for the three months ended March 31, 1998. The decrease is primarily due to decreased cash and short-term investment balances as a result of the cash used for the Company's acquisitions of Serus and netOctopus and operating activities. The Company expects that interest income may decrease in absolute dollars and as a percentage of revenues primarily due to the cash used for operating activities.

         Income Tax Benefit. The Company did not record an income tax benefit during the three months ended March 31, 1999 primarily due to continued substantial uncertainty regarding the Company's ability to realize its tax assets. The tax benefit recorded in the three months ended March 31, 1998 was primarily related to the Company's net operating loss in such period. The effective tax rate was 36% for the three months ended March 31, 1998. This rate differed from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments, and the utilization of research and experimentation tax credits.

         Discontinued Operations. In the fourth quarter of fiscal 1998, the Company sold its LAN Division through which it had developed and sold LAN products primarily for Apple computers. The sale of the LAN Division has been accounted for as a discontinued operation and prior period consolidated financial statements have been restated to reflect the discontinuation of the LAN Division. Income from discontinued operations of $87,000 during the three months ended March 31, 1998 represents the operating income, net of taxes of the discontinued operations. The LAN Division's operations, products and the market in which it competed were no longer considered core to the Company's business strategy. As a result, the Company sold the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets, to Farallon Communications, Inc. ("Farallon"), formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group ("Gores"). Farallon also assumed certain accounts payable and other liabilities of the LAN Division. In connection with such sale, the Company received consideration aggregating $4.9 million, including (i) $2.0 million of cash, (ii) royalties on Farallon's revenues for a period of five years to the extent that Farallon achieves revenues from the sale of its LAN products of at least $15.0 million per year, (iii) a two year $1.0 million promissory note from Farallon, guaranteed by Gores, and (iv) a warrant to purchase up to 5% of the equity of Farallon. There can be no assurance that the business of Farallon will be sufficiently successful to allow the Company to realize the value of the receivables, note and warrant described in (ii), (iii) and (iv) above. See "Other Risks Associated with the Sale of the LAN Division."

Six Months Ended March 31, 1999 and 1998

         Revenue. Revenues increased 57.6% to $18.5 million in the six months ended March 31, 1999 from $11.7 million in the six months ended March 31, 1998. The increase was primarily due to increased sales of the Company's Netopia Internet router products, NVO web site platform and Timbuktu Pro enterprise software.

         Netopia Internet router products revenue increased primarily due to sales of the Netopia DSL Internet routers domestically, which were not available during the six months ended March 31, 1998, and increased sales of the Netopia ISDN Internet router internationally primarily as a result of the Company's relationship with WANadoo and TIN. These increases were partially offset by continued price competition related to the Netopia Internet routers. The Company expects that its Internet router products may experience increasing price competition from both domestic and foreign manufacturers of similar products as well as competition from alternative technologies. Any such increased price and/or technology competition could materially adversely affect the Company's business, operating results and financial condition.

         NVO web site platform revenue increased primarily due to licensing of the server platform. The sale of NVO web site software is dependent upon the Company's ability to leverage this software platform to generate revenue streams from the licensing of the technology to future customers and partners and monthly subscription based accounts. This product has existed for only a limited period of time, and, as a result, is relatively unproven. There can be no assurance that the Company will be able to retain its subscribers or that it will be able to attract new subscribers or licensees. The failure to do so would materially adversely affect the Company's business, operating results and financial condition.

         Timbuktu Pro enterprise software revenue increased primarily due to increased volume license sales of the Windows version of Timbuktu Pro and volume license sales of netOctopus systems management software (acquired from Network Associates' in December 1998). This increase was partially offset by decreased sales of the MacOS version of Timbuktu Pro enterprise software. The Company expects revenue from the MacOS version of Timbuktu Pro to continue to decline in absolute dollars and as a percent of revenue.

         International revenues accounted for 32% and 34% of the Company's total revenues for the six months ended March 31, 1999 and 1998, respectively. International revenues declined as a percentage of total revenues primarily due to increasing sales of the Netopia DSL Internet router and the NVO web site platform in the United States. The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented:


                                                                                     Six months ended March 31,
                                                                               --------------------------------------
                                                                                     1999                1998
                                                                               -----------------    -----------------

  Europe.....................................................................               26%                  25%
  Pacific Rim................................................................                3                    6
  Other......................................................................                3                    3
                                                                               -----------------    -----------------
    Subtotal international revenues..........................................               32                   34
  United States..............................................................               68                   66
                                                                               =================    =================
      Total revenues.........................................................              100%                 100%
                                                                               =================    =================

         Although international revenues decreased as a percent of total revenues, international revenue increased 50.9% to $5.9 million in the six months ended March 31, 1999 from $3.9 million in the six months ended March 31, 1998. International revenue increased primarily due to increased sales of the Company's Netopia Internet routers, particularly the Netopia ISDN Internet router as a result of the Company's relationships with WANadoo and TIN, and was partially offset by decreased sales of the MacOS version of Timbuktu Pro enterprise software.

         The Company's revenues from distributors accounted for 43% and 46% of the Company's total revenues for the six months ended March 31, 1999 and 1998, respectively. The Company's three largest customers, in aggregate, accounted for 23% and 22% of the Company's total revenues for the six months ended March 31, 1999 and 1998, respectively. During the six months ended March 31, 1999 and 1998, revenue from Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 10% and 12% of the Company's total revenues, respectively. No other customers have accounted for 10% or more of the Company's total revenues during the six months ended March 31, 1999 and 1998.

         Gross Margin. The Company's total gross margin decreased to 65.1% in the six months ended March 31, 1999 from 69.4% in the six months ended March 31, 1998. The decrease is primarily due to the increased sales of the Company's Netopia Internet router products, which have a lower gross margin than the Company's software products, as well as declining average selling prices as a result of price competition, partially offset by an increased proportion of volume and server license sales of the Company's software products. The Company's gross margin has varied significantly in the past and will likely vary significantly in the future depending primarily on the mix of products sold by the Company, pricing strategies, royalties paid to third parties, standard cost changes, new versions of existing products and external market factors, including, but not limited to, price competition. The Company's Timbuktu Pro and NVO software products have a higher average gross margin than the Company's Netopia Internet router products. Accordingly, to the extent the product mix for any particular quarter includes a substantial proportion of lower margin products, there would be a material adverse effect on the Company's business, operating results and financial condition.

         Research and Development. Research and development expenses increased 20.2% to $4.3 million for the six months ended March 31, 1999 from $3.6 million for the six months ended March 31, 1998. Research and development expenses increased primarily due to increased employee and development related expenses as a result of the Company's acquisitions of Serus and netOctopus in December 1998 as well as increased development expenses related to the Company's Internet router products. This increase was partially offset by reduced software localization expenses. Research and development expenses represented 23.5% and 30.7% of total revenues for the six months ended March 31, 1999 and 1998, respectively. The Company believes that it will continue to devote substantial resources to product and technological development and that research and development costs will increase in absolute dollars in fiscal 1999. Historically, the Company has believed its process for developing software is essentially completed concurrently with the establishment of technological feasibility, and no internal software costs have been capitalized to date. During the six months ended March 31, 1999, $288,000 of product development costs were capitalized.

         Selling and Marketing. Selling and marketing expenses increased 44.4% to $9.6 million for the six months ended March 31, 1999 from $6.6 million for the six months ended March 31, 1998. Selling and marketing expenses increased primarily due to increased advertising, promotional and channel development expenses related to NVO and DSL Internet routers, increased headcount and other employee related expenses as a result of the Company's acquisitions in December

1998 of Serus and netOctopus. Selling and marketing expenses represented 52.0% and 56.7% of total revenues for the six months ended March 31, 1999 and 1998, respectively. The Company believes that selling and marketing expenses may increase in absolute dollars in fiscal 1999 as a result of increased advertising and promotion campaigns related to the launch of an e-commerce enabled version of NVO and the first commercial launch of the product acquired from Serus as well as expansion of its Timbuktu Pro and NVO telesales staff.

         General and Administrative. General and administrative expenses increased 5.3% to $1.7 million for the six months ended March 31, 1999 from $1.6 million for the six months ended March 31, 1998. General and administrative expenses increased primarily due to increased employee related expenses. General and administrative expenses represented 9.1% and 13.6% of total revenues for the six months ended March 31, 1999 and 1998, respectively.

         Acquired In-Process Research and Development. On December 17, 1998, the Company closed a transaction to purchase substantially all of the assets and assume certain liabilities and the existing operations of Serus, a Utah limited liability company. Serus is developing a java-based web site editing software product which would allow web site owners to modify and edit the appearance of their web site through their web browser with minimal knowledge of Hypertext Markup Language ("HTML"). Upon completion of the development of such products, Netopia intends to market the products both independently and along with its NVO web site platform to allow users more flexibility in customizing their web sites. In accordance with the Serus Asset Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities of Serus and its existing operations which included in-process research and development. The maximum aggregate purchase price of the Serus transaction is approximately $7.0 million including (i) $3.0 million of cash paid on the closing date of the transaction, (ii) 409,556 shares of the Company's Common Stock issued on the closing date, and (iii) a $1.0 million earnout opportunity based upon certain criteria as set forth in the Serus Purchase Agreement. The excess purchase price over the net book value acquired was $6.0 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $3.9 million was allocated to acquired in-process research and development and $2.1 million was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $100,000 and goodwill of $2.0 million. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2001. These cash flows were discounted using a discount rate of 44.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 85% complete at the time of acquisition. The Company expects to complete development of the product in the summer of 1999 and to incur approximately $400,000 of development expenses from the date of acquisition to completion of development. The $1.0 million earnout opportunity in (iii) above shall be accounted for when it is deemed probable that the earnout will be earned. The Company will amortize the goodwill related to the Serus transaction quarterly over the next four (4) years. During the six months ended March 31, 1999, goodwill amortization related to the Serus transaction was $133,000. Any delay in the completion of the development of the product would cause the Company to incur additional unplanned development expenses as well as the loss of or deferral of customer purchases either of which would have a material adverse effect on the Company's business, operating and financial condition.

         On December 31, 1998, the Company closed a transaction to purchase from Network Associates' substantially all of the assets and assume certain liabilities related to the netOctopus systems management software. The netOctopus software is a suite of administration tools under development that allows for simultaneous system support of multiple users across MacOS computer networks. Upon completion of the development of the Windows versions of the netOctopus software products, Netopia intends to market the products both independently and along with its Timbuktu Pro enterprise software. In accordance with the netOctopus Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities related to the netOctopus software and its existing operations which included in-process research and development. The maximum aggregate purchase price of the netOctopus transaction was $1.1 million of cash paid on the closing date of the transaction. In addition, there is a $300,000 earnout opportunity based upon certain criteria as set forth in the netOctopus Purchase Agreement. The excess purchase price over the net book value acquired was $1.1 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $400,000 was allocated to acquired in-process research and development and $700,000 was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $60,000, developed technology of $540,000 and goodwill of $100,000. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2000. These cash flows were discounted using a discount rate of 25.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 70% complete at the time of acquisition. The Company expects to complete development of the product during the Company's third fiscal quarter and to incur approximately $75,000 of development expenses from the date of acquisition to completion of development. The $300,000 earnout opportunity above shall be accounted for when it is deemed probable that the earnout will be earned. The Company will amortize the goodwill related to the netOctopus transaction quarterly over the next four (4) years. During the six months ended March 31, 1999, goodwill amortization related to the netOctopus transaction was $48,000. Any delay in the completion of the development of the product would cause the Company to incur additional unplanned development expenses as well as the loss of or deferral of customer purchases, either of which would have a material adverse effect on the Company's business, operating and financial condition.

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

         Amortization of Goodwill. Amortization of goodwill represents the amortization of such amounts allocated to intangible assets related to the Company's acquisitions of Serus and netOctopus, both of which were completed in December 1998. The amount allocated to intangible assets related to the Serus transaction was $2.1 million and the amount allocated to intangible assets related to the netOctopus transaction was $700,000. The Company is amortizing the intangible assets related to these transactions over four (4) years.

         Other Income, Net. Other income, net, primarily represents interest earned by the Company on its cash, cash equivalents and short-term investments. Other income decreased 12.0% to $1.0 million for the six months ended March 31, 1999 from $1.1 million for the six months ended March 31, 1998. The decrease is primarily due to the cash used for the Company's acquisitions of Serus and netOctopus and operating activities. The Company expects its interest income to decrease in absolute dollars and as a percentage of revenues primarily due to the cash used for operating activities.

         Income Tax Benefit. The Company did not record an income tax benefit during the six months ended March 31, 1999 primarily due to continued substantial uncertainty regarding the Company's ability to realize its tax assets. The tax benefit recorded in the six months ended March 31, 1998 was primarily related to the Company's net operating loss in such period. The effective tax rate was 36% for the six months ended March 31, 1998. This rate differed from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments, and the utilization of research and experimentation tax credits.

         Discontinued Operations. In the fourth quarter of fiscal 1998, the Company sold its LAN Division through which it had developed and sold LAN products primarily for Apple computers. The sale of the LAN Division has been accounted for as a discontinued operation and prior period consolidated financial statements have been restated to reflect the discontinuation of the LAN Division. Income from discontinued operations of $251,000 during the six months ended March 31, 1998 represents the operating income, net of taxes of the discontinued operations. The LAN Division's operations, products and the market in which it competed were no longer considered core to the Company's business strategy. As a result, the Company sold the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets, to Farallon, formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores. Farallon also assumed certain accounts payable and other liabilities of the LAN Division. In connection with such sale, the Company received consideration aggregating $4.9 million, including (i) $2.0 million of cash, (ii) royalties on Farallon's revenues for a period of five years to the extent that Farallon achieves revenues from the sale of its LAN products of at least $15.0 million per year, (iii) a two year $1.0 million promissory note from Farallon, guaranteed by Gores, and (iv) a warrant to purchase up to 5% of the equity of Farallon. There can be no assurance that the business of Farallon will be sufficiently successful to allow the Company to realize the value of the receivables, note and warrant described in (ii), (iii) and (iv) above. See "Other Risks Associated with the Sale of the LAN Division."

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

         Fluctuations in Quarterly Results; Future Operating Results Uncertain. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. As a result of the sale of the LAN Division, the Company's future operating results are dependent upon the market acceptance of its Netopia Internet router products, the NVO web site platform and Timbuktu Pro enterprise software products (the "Internet/Intranet products") and enhancements thereto. To the extent that revenue from the sale of the Company's Internet/Intranet products does not increase, the Company's business, operating results and financial condition would be materially and adversely affected. Historically, the Company's continuing operations have not achieved profitability and there can be no assurance that the Company will achieve profitability in the future. The Company's operating results depend on factors such as increased use of the Internet, changes in networking and communications technologies, price and product competition developments and changes in the Internet market, demand for the Company's products, retention and growth of the Company's NVO subscriber base, product enhancements and new product announcements by the Company and its competitors, market acceptance of new products of the Company or its competitors, the size and timing of customer orders and purchasing cycles, customer order deferrals in anticipation of enhancements to the Company's or competitors' products, customer order deferrals for budgetary or other reasons, manufacturing delays, disruptions in sources of supply, product life cycles, product quality problems, changes in the level of operating expenses, the timing of research and development expenditures and the level of the Company's international revenues. The Company's results also depend on the demand for vendor products related to the Company's products such as Windows or Apple personal computers and operating systems, among others, and customer order deferrals in anticipation of new product offerings by these vendors. The Company's gross margins and operating results depend on factors such as raw material costs, write-offs of obsolete inventory, changes in pricing policies by the Company or its competitors, including the grant of price protection terms and discounts by the Company, changes in the mix of products sold by the Company and the resulting change in total gross margin, changes in the mix of channels through which the Company's products are offered as well as the structure of planned NVO partnerships which may be reported as either higher margin royalty arrangements or lower margin operations subject to royalty, amortization or other costs. Additionally, the Company's operating results depend on general factors such as personnel changes, changes in the Company's strategy, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and abroad, and economic conditions specific to the industries in which the Company competes, among others. The Company's limited operating history in the Internet market and the dynamic market environment in which the Company competes make the prediction of future operating results difficult, if not impossible. Sales orders are typically shipped shortly after receipt and, consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Accordingly, the Company's net revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often shipped and recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of a particular quarter. The Company typically experiences significant volumes of shipments at the end of the quarter which may be exposed to delays caused by shipping halts or other factors beyond the Company's control. In addition, the Company recognizes revenue on products sold through distributors, ISPs and VARs upon shipment to the distributor, ISP and VAR. Although the Company maintains reserves for projected returns and price decreases, there can be no assurance that such reserves will be adequate. The Company's business also has experienced seasonality in the past, largely due to customer buying patterns, such as budgeting cycles of educational institutions that purchase the Company's products and the summer slowdown in most European markets. There can be no assurance that the Company's operating results will not be affected by seasonality in the future or that such seasonality will occur in a manner consistent with prior periods.

         The Company's expense levels are based in large part on expectations as to future revenues and, as a result, are relatively fixed in the short term. If revenues are below expectations or if the Company implements marketing programs designed to capture additional market share in any given quarter, net income or loss is likely to be disproportionately affected. Due to all of the foregoing factors, and other factors discussed herein, revenues and net income or loss for any future period are not predictable with any significant degree of certainty. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. There can be no assurance that the Company's business strategies will be successful or that the Company will be able to return to or sustain profitability on a quarterly or annual basis in the future. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

         Year 2000 Readiness Disclosure. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the application year. Any of the Company's programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In addition, the year 2000 is a leap year, which may also lead to incorrect calculations, functions or systems failure. As a result, within approximately nine months, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements. In October 1996, the Company began a "Millennium Project" to determine if any actions needed to be taken regarding date-related effects to: (i) the Company's software or hardware products; (ii) the Company's internal operating and desktop computer systems and non-information technology systems; and (iii) the readiness of the Company's third party vendors and business partners.

         Through testing, the Company has determined that its Netopia Internet router products; its NVO web site platform (the Netopia Site Server version 2.3 and later and all client software versions 2.2.4 and later); and its Windows, MacOS and Enterprise versions of Timbuktu Pro (versions 1.5 and later), are Year 2000 Compliant. Upon completion of the development of the products acquired as a result the Serus and netOctopus acquisitions, the Company expects these products to meet Year 2000 readiness requirements. Although the majority of the Company's products are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's internal systems include information technology systems such as financial, order entry, inventory, shipping and customer database computer systems, desktop computer systems and non-information technology systems such as telephones and facilities. The Company has conducted a comprehensive review of its internal information technology systems such as financial, order entry, inventory, shipping and customer database computer systems to determine if any actions need to be taken regarding Year 2000 date-related effects. These underlying systems are based on a relational database language which identifies dates based on four (4) digit numbers rather than two (2) digit numbers and therefore the Company has determined that the Year 2000 issue will not pose significant operational problems for these computer systems. The Company has initiated a comprehensive inventory and evaluation of all desktop systems and expects to complete this process and upgrade such non-compliant desktop systems to Year 2000 compliant systems by June 1999. The additional costs of remediation are not expected to be material to the Company's financial condition or results of operations. However, if implementation of replacement systems is delayed or if significant new non-compliance issues are identified, the Company's business, financial condition and results of operations could be materially adversely affected.

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

         To date, the Company has not incurred material expenses related to its Year 2000 compliance effort other than the investment of employee time and resources. The Company has currently identified certain facilities related items that the Company estimates will cost approximately $60,000 to upgrade to Year 2000 compliance. While the Company has dedicated and will continue to dedicate a substantial amount of time and internal resources towards attaining Year 2000 compliance, there can be no assurance that the Company's Year 2000 compliance program will be completed on a timely basis. In addition, there can be no assurance that there will not be an interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The most likely worst case scenarios would include hardware failure and the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, telephone service, water transport, internet services, etc.). In such worst case scenario the Company would lose customers and revenue which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in the process of developing its contingency planning at this time and is scheduled to have these plans in place by September 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

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

         The markets for the Company's products, services and subscribers are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of the Company's products. The Company's current and prospective competitors include OEM product manufacturers of Internet access equipment, manufacturers of Internet presence and web site software and developers of remote control and collaboration software. In the Internet access equipment market, the Company competes primarily with Ascend, Lucent, Cisco, 3Com, Ramp Networks, Flowpoint (a division of Cabletron) and several other companies. In the Internet presence and web site software market, the Company competes with IBM, Inc. Online, The Globe, AOL, Yahoo!, SiteMatic, HotOffice, Homestead, Hiway (a division of Verio), Zyworld and several other companies. In the remote control and enterprise software markets, the Company competes primarily with Symantec, Microsoft, Tivoli (IBM), Lotus (IBM), Stac Electronics, Microcom (Compaq), Computer Associates, Contigo, PlaceWare and several other companies. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Other companies in the personal computer or Internet industry may seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on the Company's sales. For example, Microsoft has available for free, via download on the Internet, communications and collaboration software compatible with the Microsoft Internet Explorer and has publicly stated that they are committed to integrating Internet technology into existing products at no additional cost to customers. This software product, which enables real-time communication within a workgroup, as well as similar future product offerings from Microsoft, could undermine the Company's ability to market its Timbuktu Pro and/or NVO software. Accordingly, there can be no assurance that the Company can continue to market its enterprise and web site software, and the failure to do so would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, several of the Company's current competitors have introduced free and/or paid guaranteed service and support programs that appear to be similar to the Company's "Up & Running, Guaranteed!" program. As a result, there can be no assurance that the Company can continue to charge a fee for this support program. The markets in which the Company currently competes are subject to intense price competition, and the Company expects additional price and product competition as other established and emerging companies enter these markets and new products and technologies are introduced. Consolidations in the computer and communication industries continue to create companies with substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a significantly larger customer base. These companies may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of its products. Increased competition may result in the loss of market share, further price reductions and reduced gross margins, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Internet/Intranet Products. The Company's business is dependent upon continued growth in the sale of its products. The rapid growth in the use of the Internet and Intranets for communication and commerce is a recent phenomenon. There can be no assurance that such communication or commerce over the Internet will continue to grow or become an accepted method of communication and commerce. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the infrastructure of the Internet will continue to be able to support the demands placed upon it by such potential growth, or that it will not otherwise lose its utility due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity or due to increased government regulation. Although the Company has experienced significant revenue growth rates, the Company does not believe prior percentage growth rates should be relied upon as being indicative of future operating results. The Company's limited operating history as an Internet company and the dynamic market environment in which the Company operates makes the prediction of future operating results difficult, if not impossible. There can be no assurance that the Company will increase sales of its products, or that the Company's existing distribution channels are appropriate for the sale of its products. Accordingly, the failure of the Company's products to gain market acceptance or to achieve significant sales would materially and adversely affect the Company's business, operating results and financial condition.

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

         The Company has relationships with several CLECs for the development and sale of the Company's DSL Internet routers. Currently, these CLECs predominantly use copper telephone lines controlled by the incumbent local exchange carriers ("ILECs") to provide DSL connections to customers. These CLECs also depend on the ILECs for collocation of equipment and for a substantial portion of the transmission facilities used to connect the CLECs equipment in ILEC central offices to the CLECs Metro Service Centers. In addition, CLECs depend on the ILECs to test and maintain the quality of the copper lines that are used for providing DSL service. Additionally, CLECs have not established a history of obtaining access to collocation and transmission facilities from ILECs in large volumes. In many cases, CLECs may be unable to obtain access to collocation and transmission facilities from the ILECs, or to gain access at acceptable rates, terms and conditions, including timeliness. CLECs have experienced, and will likely continue to experience in the future, lengthy periods between the request for and the actual provision of the collocation space and telephone lines. The inability of the CLECs to obtain adequate and timely access to collocation space or transmission facilities on acceptable terms and conditions from ILECs could hinder the distribution of DSL service offered by these CLECs which would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, if the CLECs deployment of broadband communication technologies, such as DSL, experiences increasingly rapid demand, the CLEC infrastructure may not be able to adequately address such demand and could cause delays in deployment of such technologies which would have a material adverse effect on the Company's business, operating results and financial condition.

          Because CLECs compete with ILECs in the DSL communications market, ILECs may be reluctant to cooperate with the CLECs. The ILECs may experience, or claim to experience, a shortage of collocation space or transmission capacity. If this occurs, CLECs may not have alternate means of connecting their DSL equipment with the copper lines or connecting their equipment in central offices to Metro Service Centers. CLECs have experienced rejections of collocation applications on the grounds that no space is available. CLECs may receive additional rejections in the future. The number of other CLECs that request collocation space will also affect the availability of collocation space and transmission capacity. If the CLECs which the Company has partnered with are unable to obtain physical collocation space or transmission capacity from the targeted ILECs, these CLECs may face delays, additional costs or the inability to provide services in certain locations. In many cases where the CLECs application for physical collocation is rejected, the CLECs expect to have the option of adjacent location where the CLECs equipment is installed in a building that is very close to the ILECs central office, or virtual collocation where the ILEC manages and operates the CLECs equipment. While CLECs have used adjacent and virtual collocation in their network, these alternatives reduce the CLECs control over their equipment, and therefore may reduce the level of quality and service. Delays in obtaining access to collocation space and telephone lines or the rejection of applications for CLEC collocation could result in delays in, and increased expenses associated with, the rollout of DSL services, which in turn could have a material and adverse effect on the Company's business, operating results and financial condition.

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

         New Product Development and Rapid Technological Change. The Internet market is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend on its ability to enhance its existing products and to introduce new products to meet changing customer requirements and emerging technologies. For example, the Company's Netopia Internet Routers currently operate over ISDN, Fractional T1/T1 (domestically), Fractional E1/E1 (international), Frame Relay, SDSL, ISDN DSL ("IDSL"), Ethernet and 56K analog telecommunication services. As other communications technologies such as Asynchronous Transfer Mode ("ATM"), Asymmetric Digital Subscriber Line ("ADSL"), various other versions of DSL, packetized voice and communication over cable or wireless networks are developed or gain market acceptance, the Company will be required to enhance its Internet Router products to support such technologies, which will be costly, time consuming and have uncertain market acceptance. If the Company is unable to modify its products to support new Internet access technologies, or if the telecommunications technologies currently supported do not achieve widespread customer acceptance as a result of the adoption of alternative technologies or as a result of de-emphasis of ISDN, Fractional T1/T1, Fractional E1/E1, Frame Relay, SDSL, IDSL, Ethernet or 56K technologies by telecommunications service providers, the Company's business, operating results and financial condition would be materially and adversely affected. The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the future introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's then existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing Company products. Any such deferral of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

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

         The Company believes that its future business and operating results depend in part on its ability to continue to enhance existing products, develop new products and improve the price and performance of its products in a timely manner. The Company continuously evaluates the emerging needs, developing standards and emerging technologies of its target markets to identify new market or product opportunities. Netopia is focusing its development efforts on its Internet Routers through high-speed digital telecommunication services, including, DSL, packetized voice and various security technologies and software enhancements to its NVO web site platform and Timbuktu Pro products, further international localization of its products and cost-reducing design improvements. In addition, the Company has relied and will continue to rely on external development resources, such as OEM suppliers, for the development of certain of its products and related components. The Company may in the future acquire products or technologies to complement current research and development efforts. Research and development expenses were $2.3 million and $1.7 million for the three months ended March 31, 1999 and 1998, respectively, and $4.3 million and $3.6 million for the six months ended March 31, 1999 and 1998, respectively.

         As of April 30, 1999, Netopia's research and development staff consisted of 67 employees. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, the failure of which could have a material adverse effect on the Company's business, operating results and financial condition.

         Proprietary Rights and Technology. The Company's ability to compete is dependent in part on its proprietary rights and technology. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality or license agreements with its employees, resellers, distributors, customers and potential customers and limits access to the distribution of its software, hardware designs, documentation and other proprietary information. However, in some instances, the Company may find it necessary to release its source code to certain parties; for example, the Company entered into a product development agreement pursuant to which it released certain source code to a third party in the People's Republic of China. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology. The Company currently has three issued United States patents. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is expected to be a persistent problem. In selling its software products, the Company often relies on "shrink wrap" licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries where the Company's products are or may be manufactured or sold, particularly developing countries including various countries in Asia, such as the People's Republic of China, do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

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

         Pursuant to the Agreement of Purchase and Sale of Assets, dated August 5, 1998 (the "Farallon Purchase Agreement"), by and between the Registrant and Farallon, the purchase price of the LAN Division is subject to a purchase price adjustment. Such adjustment is based upon the difference between the unaudited balance sheet of the LAN Division as of the effective date of sale (the "Draft Balance Sheet") and the estimated book value of the LAN Division at March 31, 1998. On the effective date of sale, the Company estimated this difference and accordingly recorded the liability on the Company's Balance Sheet as of September 30, 1998. The Company has recently received correspondence from

Farallon disputing such difference. The Company currently expects to proceed to arbitration as provided in the Farallon Purchase Agreement to resolve any purchase price adjustment disagreement. Any adjustment to the purchase price of the LAN Division in excess of the amount accrued for could have an adverse effect on the Company's business, operating results and financial condition.

         The Company's successful realization of assets related to the sale of the LAN Division, such as the royalty and note receivable, is dependent upon the successful operation of Farallon by its management team and by Gores. For example, if Farallon is unable to achieve revenues from LAN products of at least $15.0 million per year, the Company will lose its right to a portion of Farallon's revenue which could have a material adverse affect upon the Company's business, operating results and financial condition. Farallon's use of its bank credit facility or incurrance of other debt related financing may require Netopia to take a subordinate position to such debt. Such subordinate position, if required, could potentially decrease the likelihood of Netopia receiving payments on its future receivables from Farallon which would allow Farallon's other debt holders to be repaid on their loans before Farallon would make any payments to Netopia on it's Farallon related receivables. Failure to receive such payments for these or any other reasons would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the Company made certain representations and warranties about the assets and liabilities transferred to Farallon in the Farallon Purchase Agreement which the Company believes were materially accurate but which could become the topic of future negotiation or dispute. While the Company believes such representations were accurate, the Company could be liable for up to $2 million for any damages to Farallon resulting from any breach or breaches of any such representation and warranties. These or other aspects of the transaction would have a material adverse affect upon the Company's business, operating results and financial condition.

         Management of Changing Business. The Company's ability to manage the continuing development of its Internet/Intranet business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to modify its manufacturing capabilities. The Company may experience an increase in the level of responsibility for both existing and new management personnel. The Company anticipates that any growth in its Internet/Intranet business will require it to recruit and hire a substantial number of new engineering, sales and marketing, customer service, administrative and managerial personnel. There can be no assurance that the Company will be successful in hiring or retaining these personnel, if needed. In addition, certain aspects of the Company's Internet/Intranet business require volume sales to achieve profitability. If the Company is unable to achieve such volumes, offset the loss of revenue or to manage the transition effectively, the Company's business, operating results and financial condition will be materially and adversely affected.

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

         Risk of Capacity Constraints; System Failures. The performance of the Company's servers, networking hardware and software infrastructure used for the hosting services offered by the Company for NVO is critical to the Company's business and reputation and its ability to attract customers, web users, new subscribers and partners. Any system failure that causes an interruption in service or a decrease in responsiveness of the Company's hosting service could result in less traffic to the Company's hosted web sites and, if sustained or repeated, could impair the Company's reputation and the attractiveness of its brand name. The Company maintains redundant systems for all critical operational areas. The Company offers 10Mb of disk space to each NVO web site hosted on the Company's servers and additional disk space provided in 10Mb increments. Disk storage is configured to survive drive failures without risk of data loss using RAID striping and mirroring as well as tape backup. Although the Company has taken steps to minimize the risk of data loss there can be no assurance that data would not be lost in the event of a catastrophic drive failure.

         The Company is currently operating under a month-to-month web-hosting agreement with Exodus Communications, Inc. ("Exodus") for the hosting of NVO web sites. Pursuant to the agreement, Exodus provides and manages power and environmentals for the Company's networking and server equipment. Exodus also provides site connectivity to the Internet via multiple DS-3 and OC-3 links on a 24 hour-a-day, seven-days-per week basis. Under the terms of the agreement, Exodus does not, however, guarantee that the Company's Internet access will be uninterrupted, error-free or completely secure. The Company has decided to terminate its use of the Exodus web-hosting services and has entered into a similar web-hosting agreement to host its NVO web sites from a similar third party web-hosting vendor (the "Vendor"). The Company currently anticipates that it will transition its NVO web sites to the new Vendor in July 1999. Any extended disruption in the Internet access provided by Exodus or the Company's new Vendor or any extended failure of the Company's server and networking systems to handle current or higher volumes of traffic or any extended disruption of Internet access during the transition to the Company's new Vendor could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Dependence on Apple. The Company believes that approximately 20% to 25% of its revenues are derived from customers purchasing products for the Apple MacOS environment. Accordingly, the Company is dependent on the market for MacOS computers and the development and sale of new Apple computers, particularly sales of such computers into business environments. The inability of Apple to successfully develop, manufacture, market or sell new products, and any decrease in the sales or market acceptance of the MacOS family of computers, would have a material adverse effect on the Company's business, operating results and financial condition.

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

         California Headquarters; Subleased Facilities. The Company's corporate headquarters and a large portion of its research and development facilities as well as other critical business operations are located in Northern California, near major earthquake faults. The Company's business, financial condition and operating results could be materially adversely affected in the event of a major earthquake. As a result of the sale of the LAN Division and per the Separation Agreement by and between Netopia and Farallon dated August 5, 1998, Netopia is to assign the lease of its warehouse facility to Farallon. The assignment of such lease is expected to occur in fiscal 1999. After the lease is assigned to Farallon, the Company will continue to utilize a portion of the warehouse space under a sublease with Farallon. The term of the sublease will begin on the effective date of the lease assignment and terminate on December 31, 2002. Upon completion of the sublease, Farallon will become responsible for the payment of applicable rent and utilities related to the warehouse facility. Under Farallon's management the warehouse facility could be exposed to closure or interrupted utility services which would not be controllable by the Company and which could have a material adverse effect on the Company's business, operating results and financial condition.

Volatility of Stock Price. The market price of the shares of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, announcements of product distribution agreements, introduction of new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the Internet and other technology industries, changes in or failure by the Company to meet securities analysts' expectations, large volume sales of the Company's Common Stock and activities related to acquisitions or divestitures, semi-professional and amateur day traders, postings on Internet message and chat boards, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of Internet technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The closing price per share of the Company's Common Stock as reported on the Nasdaq Stock Market on May 14, 1999 was $25.875.

 Liquidity and Capital Resources

         The Company has funded its operations to date primarily through the private sale of equity securities and the Initial Public Offering (the "IPO") of the Company's Common Stock. Since inception, the Company has raised $19.4 million from the private sale of equity securities and approximately $24.8 million, net of offering expenses, from the Company's IPO completed in June 1996. As of March 31, 1999, the Company had cash, cash equivalents and short-term investments representing 61% of total assets.

         The Company's operating activities used cash of $6.3 million and $966,000 for the six months ended March 31, 1999 and 1998, respectively. The cash used by operations in the six months ended March 31, 1999 was primarily due to supporting the Company's operating activities as well as the increase in accounts receivable and the reduction of accounts payable and accrued liabilities related to the sale of the LAN Division. The cash used by operations in the six months ended March 31, 1998 was primarily due to the net loss of $1.4 million and a decrease of $1.3 million in accounts payable and accrued liabilities, partially offset by the reduction of accounts receivable of $1.1 million.

         Cash provided by investing activities in the six months ended March 31, 1999 was primarily due to proceeds from the sale and maturity of short-term investments partially offset by the purchases of such investments as well as the acquisitions of Serus and netOctopus and purchases of capital equipment. The cash provided by investing activities in the six months ended March 31, 1998 was primarily related to the sale and maturity of short-term investments partially offset by the purchase of such investments and purchases of capital equipment. Expenditures for capital equipment were $736,000 and $489,000 for the six months ended March 31, 1999 and 1998, respectively. The Company's financing activities in the six months ended March 31, 1999 and 1998 were primarily related to the exercise of stock options and activities related to the Company's Employee Stock Purchase Plan.

         Although the Company believes that its existing cash balance will decrease moderately during the remainder of fiscal 1999 as a result strategic equity investments and operating activities, the Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital, capital expenditures and earnouts related to its acquisitions for at least the next 12 months. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. However, there can be no assurance that such additional equity or convertible debt financing or additional credit facilities will be available on terms acceptable to the Company, if at all. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of the Company's cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to obtain additional presence on the Internet or to support additional advertising and promotional campaigns.

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

         The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at March 31, 1999. All the Company's investments mature in twelve months or less.

                                                                                Carrying               Average
          Principal (notional) amounts in United States dollars:                 Amount             Interest Rate
                                                                           ------------------     ------------------
                                                                             (in thousands)

          Cash equivalents - fixed rate.................................         $    13,946                 4.62%
          Short-term investments - fixed rate...........................                                     5.66%
                                                                                      14,985
                                                                           ------------------
                                                                                 $    28,931
                                                                           ==================

PART II.          OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On February 18, 1999, the Annual Meeting of Stockholders of Netopia, Inc. was held in Alameda, California.

         An election of directors was held, with the following individuals being elected to the Board of Directors of the Company:

                                                                               Votes For:        Votes Withheld:
                                                                           ------------------   --------------------
          Reese M. Jones................................................          11,200,375                377,308
          Alan B. Lefkof................................................          11,199,414                378,269
          David F. Marquardt............................................          11,200,547                377,136
          James R. Swartz...............................................          11,200,547                377,136


         Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

1. To approve amendments to the Company's 1996 Stock Option Plan, including a 500,000 share increase to the number of shares available under the 1996 Stock Option Plan. (5,796,412 votes in favor, 938,681 votes opposed, 435,180 votes abstaining and 4,407,410 broker non-votes).

2. To approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock available for issuance by 150,000 shares. (6,309,170 votes in favor, 439,516 votes opposed, 421,587 votes abstaining and 4,407,410 broker non-votes).

3. To ratify the appointment of KPMG LLP as independent auditors of the Company. (11,069,978 votes in favor, 69,585 votes opposed and 438,120 votes abstaining).

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the three months ended March 31, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 17, 1998             NETOPIA, INC.
                                (Registrant)


                                 By:  /s/ James A. Clark

                                 James A. Clark
                                 Vice President and Chief Financial Officer
                                 (Duly Authorized Officer and Principal
                                 Financial Officer)