Form 10-Q
period 1999-06-30
NETOPIA INC
filed 1999-08-16
CIK 1012482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 1999


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


         As of July 31, 1999 there were 13,093,485 shares of the Registrant's Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NETOPIA, INC.
FORM 10-Q
TABLE OF CONTENTS                                                           PAGE
--------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements..........................2

          Condensed consolidated balance sheets at June 30, 1999 and
          September 30, 1998...................................................2

          Condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 1999 and 1998.............................................................3

          Condensed consolidated statements of cash flows for the nine months ended June 30, 1999 and 1998..................................4

          Notes to condensed consolidated financial statements.................5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........33

PART II.  OTHER INFORMATION

Item 5.   Other Information...................................................34

Item 6.   Exhibits and Reports on Form 8-K....................................34

SIGNATURE ....................................................................35

PART I.       FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

 NETOPIA, INC. AND SUBSIDIARY
 Condensed Consolidated Balance Sheets
  (in thousands, except for share and per share amounts)
  (unaudited)                                                                      June 30,          September 30,
                                                                                     1999                 1998
---------------------------------------------------------------------------------------------------------------------

  ASSETS

  Current assets:
      Cash and cash equivalents..............................................      $    17,924          $    19,244
      Short-term investments.................................................           14,350               22,851
      Trade accounts receivable less allowance for doubtful accounts and
           returns of $609 and $617, respectively............................            8,069                4,358
      Royalties receivable...................................................              766                  410
      Inventories, net.......................................................            3,031                1,591
      Prepaid expenses and other current assets..............................            1,298                  929
                                                                               --------------------------------------
              Total current assets...........................................           45,438               49,383
  Note receivable............................................................            1,012                  900
  Royalties receivable.......................................................              808                1,372
  Furniture, fixtures and equipment, net.....................................            2,373                2,068
  Intangible assets, net.....................................................            2,528                   --
  Long-term investment.......................................................            2,028                   --
  Deposits and other assets..................................................            3,620                2,569
                                                                               --------------------------------------
                                                                                   $    57,807          $    56,292
                                                                               ======================================
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
      Accounts payable.......................................................      $     7,801          $     5,440
      Accrued compensation...................................................            2,531                1,217
      Accrued liabilities....................................................            1,606                3,468
      Deferred revenue.......................................................            1,284                  807
      Other current liabilities..............................................              104                  299
                                                                               --------------------------------------
              Total current liabilities......................................           13,326               11,231
  Long-term liabilities......................................................              339                  260
                                                                               --------------------------------------
              Total liabilities..............................................           13,665               11,491

  Commitments and contingencies

  Stockholders' equity:
      Preferred stock:
         $0.001 par value, 5,000,000 shares authorized, none issued
         or outstanding......................................................              --                   --
      Common stock:
         $0.001 par value, 25,000,000 shares authorized; 12,986,134 and
         11,953,908 shares issued and outstanding at June 30, 1999 and
         September 30, 1998, respectively....................................               13                   12
      Additional paid-in capital.............................................           57,688               51,871
      Accumulated other comprehensive income.................................            1,028                   --
      Retained deficit.......................................................          (14,587)              (7,082)
                                                                               --------------------------------------
              Total stockholders' equity.....................................           44,142               44,801
                                                                               --------------------------------------
                                                                                   $    57,807          $    56,292
                                                                               ======================================

See accompanying notes to condensed consolidated financial statements.


 NETOPIA, INC. AND SUBSIDIARY
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
 (in thousands, except for per share amounts)
 (unaudited)                                                       Three months ended           Nine months ended
                                                                        June 30,                    June 30,
                                                                 -------------------------   -------------------------
                                                                    1999         1998           1999         1998
----------------------------------------------------------------------------------------------------------------------

  Revenues....................................................   $   12,220      $ 6,766       $ 30,678     $ 18,481

  Cost of revenues............................................        4,670        1,984         11,120        5,563
                                                                 -------------------------   -------------------------
      Gross profit............................................        7,550        4,782         19,558       12,918
  Operating expenses:
      Research and development................................        2,327        1,659          6,658        5,261
      Selling and marketing ..................................        5,058        3,368         14,647       10,007
      General and administrative..............................          908          823          2,589        2,419
      Acquired in-process research
           and development....................................           --           --          4,205           --
      Amortization of goodwill................................          181           --            362           --
                                                                 -------------------------   -------------------------
         Total operating expenses.............................        8,474        5,850         28,461       17,687
                                                                 -------------------------   -------------------------

         Operating loss.......................................         (924)      (1,068)        (8,903)      (4,769)
  Other income, net...........................................          398          526          1,398        1,663
                                                                 -------------------------   -------------------------
      Loss from continuing operations
         before income taxes..................................         (526)        (542)        (7,505)      (3,106)
 Income tax benefit...........................................           --         (212)            --       (1,127)
                                                                 -------------------------   -------------------------

      Loss from continuing operations.........................         (526)        (330)        (7,505)      (1,979)
  Discontinued operations, net of taxes.......................           --          334             --          585
                                                                 -------------------------   -------------------------
         Net income (loss)...................................        $  (526)     $    4       $ (7,505)    $ (1,394)
                                                                 =========================   =========================

 Per share data, continuing operations:
      Basic and diluted loss per share........................       $ (0.04)     $ (0.03)       $ (0.60)     $ (0.17)
                                                                 =========================   =========================
      Shares used in the per share calculations...............       12,907       11,716         12,560       11,617
                                                                 =========================   =========================

 Per share data, discontinued operations:
      Basic income per share..................................        $  --      $  0.03          $  --      $  0.05
                                                                 =========================   =========================
      Diluted income per share................................        $  --      $  0.03          $  --      $  0.05
                                                                 =========================   =========================
      Common shares used in the calculations of basic income
         per share............................................           --       11,716             --       11,617
                                                                 =========================   =========================
      Common and common equivalent shares used in the
         calculations of diluted income per share.............           --       13,192             --       12,717
                                                                 =========================   =========================

 Per share data, net income (loss):
      Basic net income (loss) per share.......................       $ (0.04)    $  0.00        $ (0.60)      $ (0.12)
                                                                 =========================   =========================

      Diluted net income (loss) per share.....................       $ (0.04)    $  0.00        $ (0.60)      $ (0.12)
                                                                 =========================   =========================
      Common shares used in the calculations of basic income
         (loss) per share.....................................       12,907       11,716         12,560       11,617
                                                                 =========================   =========================
      Common and common equivalent shares used in the
      calculations of diluted income  (loss) per share........       12,907       13,192         12,560       11,617
                                                                 =========================   =========================


  Comprehensive income (loss):
      Net income (loss) ......................................       $  (526)     $    4       $ (7,505)    $ (1,394)
      Other comprehensive income..............................         1,028          --          1,028           --
                                                                 -------------------------   -------------------------
         Total comprehensive income (loss) ...................        $  502      $    4       $ (6,477)    $ (1,394)
                                                                 =========================   =========================

See accompanying notes to condensed consolidated financial statements.


 NETOPIA, INC. AND SUBSIDIARY
 Condensed Consolidated Statements of Cash Flows
 (in thousands)
 (unaudited)                                                                        Nine months ended June 30,
                                                                               --------------------------------------
                                                                                     1999                1998
---------------------------------------------------------------------------------------------------------------------

  Cash flows from operating activities:
  Net loss...................................................................      $    (7,505)         $    (1,394)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...........................................            2,219                  994
     Amortization of deferred compensation...................................               --                   13
     Charge for acquired in-process research and development.................            4,205                   --
     Changes in operating assets and liabilities:
        Trade accounts receivable............................................           (3,711)                 875
        Inventories..........................................................           (1,440)                  58
        Prepaid expenses, deposits and other current assets..................             (175)                (497)
        Accounts payable and accrued liabilities.............................            1,813                   82
        Deferred revenue.....................................................              441                  (68)
        Other liabilities....................................................           (1,730)                 667
                                                                               --------------------------------------
           Net cash provided by (used in) operating activities...............           (5,883)                 730
                                                                               --------------------------------------

  Cash flows from investing activities:
     Purchase of furniture, fixtures and equipment...........................           (1,285)                (767)
     Acquisition of technology...............................................           (4,283)                  --
     Acquisition of intangible assets........................................               --               (1,800)
     Capitalization of software development costs............................             (377)                (212)
     Purchase of short-term investments......................................          (14,723)             (35,974)
     Purchase of long-term investment........................................           (1,000)                  --
     Proceeds from the sale and maturity of short-term investments...........           23,224               43,238
                                                                               --------------------------------------
           Net cash provided by investing activities.........................            1,556                4,485
                                                                               --------------------------------------

  Cash flows from financing activities:
     Proceeds from the issuance of common stock..............................            3,007                  714
                                                                               --------------------------------------
           Net cash provided by financing activities.........................            3,007                  714
                                                                               --------------------------------------

  Net increase (decrease) in cash and cash equivalents.......................           (1,320)               5,929
  Cash and cash equivalents, beginning of period.............................           19,244               14,444
                                                                               --------------------------------------
  Cash and cash equivalents, end of period...................................      $    17,924          $    20,373
                                                                               ======================================

  Noncash investing and financing activities:
     Issuance of common stock for acquisition of intangible assets...........      $     2,811            $      --
                                                                               ======================================
     Issuance of common stock for consulting services........................       $      116            $      --
                                                                               ======================================
  Supplemental disclosures of cash flow information:
     Interest paid...........................................................        $      --            $       1
                                                                               ======================================
     Income taxes paid.......................................................        $      --           $      113
                                                                               ======================================

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)      Basis of Presentation

         The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in our opinion are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1999.

(2)      Recent Accounting Pronouncements

         During the first quarter of fiscal 1999, we adopted Statement of Position (SOP) No. 97-2, Software Revenue Recognition (SOP 97-2). The provisions of SOP 97-2 have been applied to transactions entered into beginning October 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to post contract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements generally is recognized as the services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on our consolidated results of operations.

         In December 1998, the American Institute of Certified Public Accountants' (AICPA) Accounting Standards Executive Committee (AcSEC) issued SOP 98-9 which amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when:

         o There is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting;

         o Vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and

         o All revenue recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied.

        Under the residual method, the arrangement fee is recognized as follows;

         o The total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2; and

         o The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

         We adopted SOP 98-9 on January 1, 1999. The adoption of SOP 98-9 did not have a material impact on our consolidated results of operations.

         Effective October 1, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during the period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. For the three months ended June 30, 1999, total comprehensive income was $502,000. For the nine months ended June 30, 1999, total comprehensive loss was $6.5 million. Other comprehensive income for the three and nine months ended June 30, 1999, was $1.0 million which consisted of unrealized gains on long-term investments. For the three and nine months ended June 30, 1998, total comprehensive income (loss) did not differ from net income (loss).

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards relating to the disclosure of an enterprise's business segments, products, services, geographic areas and major customers. Adoption of this standard by us in our annual financial statements for the fiscal year ending September 30, 1999, is not expected to have a material effect on our consolidated financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as:

         o   A firm commitment;

         o A hedge of the exposure to variable cash flows of a forecasted transaction; or

         o A hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

         For a derivative not designated as a hedging instrument and for the ineffective portion of hedging instruments, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods for fiscal years beginning after June 15, 2000. We do not expect the adoption of SFAS No. 133 will have a material effect on our financial position or results of operations.

         In March, 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. We do not expect the adoption of SOP 98-1 will have a material impact on our financial position or results of operations.

(3)      Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventories consisted of the following (in thousands):

                                                                           June 30,           September 30,
                                                                             1999                 1998
         -------------------------------------------------------------- ---------------- --- ----------------

         Raw materials and work in process........................          $     1,559          $     1,080
         Finished goods...........................................                1,472                  511
                                                                        ---------------- --- ----------------
                                                                            $     3,031          $     1,591
                                                                        ================ === ================

Furniture, Fixtures and Equipment, net (in thousands):

                                                                           June 30,           September 30,
                                                                             1999                 1998
         -------------------------------------------------------------- ---------------- --- ----------------

         Furniture, fixtures and equipment........................          $    13,225          $    11,940
         Accumulated depreciation and amortization................               (10,852)             (9,872)
                                                                        ================ === ================
                                                                            $     2,373          $     2,068
                                                                        ================ === ================

(5)      Earnings Per Share

         SFAS No. 128, Earnings Per Share, established standards for the computation, presentation and disclosure of earnings per share (EPS) and also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. Dilutive common equivalent shares consist of stock options and stock warrants.

         Potential common shares have been excluded from the net loss computation of diluted EPS for the three months ended June 30, 1999 and for the nine months ended June 30, 1999 and 1998 since their effect on EPS is antidilutive due to the losses incurred in each period. Consequently, the number of shares in the computations of basic and diluted EPS is the same for the three months ended June 30, 1999 and for each of the nine months ended June 30, 1999 and 1998. Potential common shares excluded from the computations of diluted EPS for the three and nine months ended June 30, 1999, consist of options to purchase common stock which totaled 4,020,851 shares. Potential common shares excluded from the computations of diluted EPS for the nine months ended June 30, 1998, consist of options to purchase common stock which totaled 3,465,408 shares.

                                                             Three months ended        Nine months ended
                                                                  June 30,                  June 30,
                                                           -----------------------   -----------------------
                                                               1999       1998          1999       1998
         ---------------------------------------------------------------------------------------------------
                                                               (in thousands, except per share amounts)

         Net income (loss)................................   $  (526)      $   4       $ (7,505)   $(1,394)
                                                           =======================   =======================

         Computation of basic net income (loss) per share:

            Weighted average number of common shares
              outstanding.................................    12,907      11,716         12,560     11,617
                                                           =======================   =======================

            Basic net income (loss) per share.............   $ (0.04)    $  0.00        $ (0.60)   $ (0.12)
                                                           =======================   =======================

         Computation of diluted net income (loss) per share:

            Weighted average number of common shares          12,907      11,716         12,560     11,617
              outstanding.................................

            Number of dilutive common stock equivalents...        --       1,476             --         --
                                                           -----------------------   -----------------------

            Shares used in per share calculation..........    12,907      13,192         12,560     11,617
                                                           =======================   =======================

            Diluted net income (loss) per share...........   $ (0.04)    $  0.00        $ (0.60)   $ (0.12)
                                                           =======================   =======================


(6)      Acquisitions

         On December 17, 1998, we closed a transaction to purchase substantially all of the assets and assume certain liabilities and the existing operations of Serus LLC, a Utah limited liability company (Serus). We are continuing Serus's development of a Java-based Web site editing software product which would allow Web site owners to modify and edit the appearance of their Web site through their Web browser with minimal knowledge of hypertext markup language (HTML). Upon completion of the development of such products, we intend to market the products both independently and along with our Web site and site server platform to allow users more flexibility in customizing their Web sites. In accordance with the Serus asset purchase agreement, we acquired substantially all of the assets and assumed certain liabilities of Serus and its existing operations which included in-process research and development. The maximum aggregate purchase price of the Serus transaction was approximately $7.0 million including:

         o    $3.0 million of cash paid on the closing date of the transaction;

         o    409,556 shares of our common stock issued on the closing date; and

         o A $1.0 million earnout opportunity based upon certain criteria as set forth in the Serus asset purchase agreement.

         The excess purchase price over the net book value acquired was $6.0 million, of which, based upon estimates we prepared in conjunction with a third party valuation consultant, $3.9 million was allocated to acquired in-process research and development and $2.1 million was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $100,000 and goodwill of $2.0 million. The income approach was used to appraise the value of the business and projects acquired. This method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2001. These cash flows were discounted using a discount rate of 44.0%. Based upon the expenses incurred, the development time invested in the product prior to the acquisition, and the estimated expenses and development time to complete the product, we determined the product to be approximately 85% complete at the time of acquisition. We expect to complete development of the product in the fall of 1999 and to incur approximately $400,000 of development expenses from the date of acquisition to completion of development. The $1.0 million earnout opportunity described above shall be accounted for when we believe that it is probable that the earnout will be earned. We are amortizing the goodwill related to the Serus transaction over the next four years. Goodwill amortization related to the Serus transaction was $133,000 during the three months ended June 30, 1999, and $266,000 during the nine months ended June 30, 1999. Any significant delay in the completion of the development of the product would cause us to incur additional unplanned development expenses as well as the loss of, or deferral of, customer purchases either of which could harm our business.

         On December 31, 1998, we closed a transaction to purchase from Network Associates substantially all of the assets and assume certain liabilities related to the netOctopus systems management software. The netOctopus software is a suite of administration tools under development that allows for simultaneous system support of multiple users across computer networks. Upon completion of the development of the Windows versions of the netOctopus software products, we intend to market the products both independently and along with our Timbuktu Pro enterprise software. In accordance with the netOctopus purchase agreement, we acquired substantially all of the assets and assumed certain liabilities related to the netOctopus software and its existing operations which included in-process research and development. The maximum aggregate purchase price of the netOctopus transaction was $1.1 million of cash paid on the closing date of the transaction. In addition, there is a $300,000 earnout opportunity based upon certain criteria as set forth in the netOctopus purchase agreement. The excess purchase price over the net book value acquired was $1.1 million, of which, based upon estimates we prepared in conjunction with a third party valuation consultant, $400,000 was allocated to acquired in-process research and development and $700,000 was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $60,000, developed technology of $540,000 and goodwill of $100,000. The income approach was used to appraise the value of the business and projects acquired. This method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2000. These cash flows were discounted using a discount rate of 25.0%. Based upon the expenses incurred, the development time invested in the product prior to the acquisition, and the estimated expenses and development time to complete the product, we determined the product to be approximately 70% complete at the time of acquisition. We expect to complete development of the product during our fourth fiscal quarter and to incur approximately $175,000 of development expenses from the date of acquisition to completion of development. The $300,000 earnout opportunity above shall be accounted for when we believe it is probable that the earnout will be earned. We are amortizing the goodwill related to the netOctopus transaction over the next four years. Goodwill amortization related to the netOctopus transaction was $48,000 during the three months ended June 30, 1999, and $96,000 during the nine months ended June 30, 1999. Any significant delay in the completion of the development of the product would cause us to incur additional unplanned development expenses as well as the loss of or deferral of customer purchases, either of which could harm our business.

(7)      Discontinued Operations

         In the fourth quarter of fiscal 1998, we sold our Local Area Networking
(LAN) Division through which we had developed and sold LAN products primarily for Apple computers. The sale of the LAN Division has been accounted for as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30, and prior period consolidated financial statements have been restated to reflect the discontinuation of the LAN Division.

         The LAN Division's operations, products and the market in which it competed were no longer considered core to our Internet business strategy. As a result, we sold the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets, to Farallon Communications, or Farallon, an affiliate of Gores Technology Group, or Gores. Farallon also assumed certain accounts payable and other liabilities of the LAN Division. In connection with the sale, we received consideration aggregating $4.9 million, including:

         o    $2.0 million of cash;

         o Royalties on Farallon's revenues for a period of five years to the extent that Farallon achieves revenues from the sale of its LAN products of at least $15.0 million per year;

         o A two year $1.0 million promissory note from Farallon, guaranteed by Gores; and

         o   A warrant to purchase up to 3% of the equity of Farallon.

         The consideration we received in connection with the sale was subject to a purchase price adjustment. On the effective date of the sale, we estimated this purchase price adjustment and accordingly recorded the liability on our balance sheet as of September 30, 1998. We recently reached an agreement with Farallon regarding the purchase price adjustment. We agreed to reduce the purchase price by $275,000, and further agreed to amend the warrant to purchase 3% of the equity of Farallon rather than 5% as originally agreed. These amounts were within the estimated adjustment recorded at the effective date of the sale and accordingly, there was no impact to our operations related to the amended purchase price.

         At September 30, 1998, we had $2.5 million in accrued liabilities which represented transaction expenses and costs incurred and accrued as a result of the sale of the LAN Division. Such expenses are directly attributable to the sale transaction and are primarily related to reserves taken against the lease of our Alameda, California headquarters, investment advisory, legal and accounting fees and certain expenses related to employees of the LAN Division. Such accrual consisted of $1.7 million of facility costs, approximately $300,000 in employee-related costs and other costs consisting primarily of services fees of approximately $500,000. At June 30, 1999, the balance in accrued liabilities related to the sale of the LAN Division was $1.2 million, consisting of facility costs.

(8)      Long-term Investment

         In April 1999, we purchased $999,988 of Series D-1 preferred stock of NorthPoint Communications. Upon the initial public offering of the common stock of NorthPoint Communications, which occurred on May 5, 1999, our Series D-1 preferred stock converted into 55,555 shares of Class B common stock. As a Series D-1 purchaser, we have agreed not to transfer any Series D-1 preferred stock or Class B common stock to any non-affiliated third party until March 2000. We have also agreed not to acquire more than 10% of NorthPoint Communications' voting stock without NorthPoint Communications' consent until March 2002. In addition, as a Series D-1 purchaser, we have agreed to vote any voting securities held by us as recommended by NorthPoint Communications' Board of Directors, except with respect to votes pursuant to the protective provisions in NorthPoint Communications' Certificate of Incorporation.

         We have accounted for this investment as "available-for-sale" and have stated the investment at fair value. This marketable security had an aggregate cost of $999,988 at June 30, 1999. As of June 30, 1999, the market value of these shares was approximately $2,027,757.

(9)      Subsequent Event

         On August 4, 1999, we completed a secondary public offering of our common stock. As part of this offering, we sold 2.0 million shares and certain selling shareholders sold 200,000 shares of our common stock. The proceeds we expect to receive from the sale of 2.0 million shares of our common stock is approximately $35.3 million, net of underwriting discounts, commissions and other estimated offering expenses. We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders. We have granted the underwriters of our offering a 30-day option to purchase up to an additional 330,000 shares of our common stock to cover over-allotments.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in this Form 10-Q, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the events described in this Form 10-Q could seriously harm our business and that upon the occurrence of any of these events, the trading price of our common stock could decline.

Overview

         We provide Internet and electronic commerce infrastructure that enables small and medium size businesses to easily and cost-effectively connect to the Internet, establish and enhance their presence, and conduct business and electronic commerce on the Web. We offer digital subscriber line (DSL) and other high-speed, multi-user Internet connectivity products and Web platforms for creating and hosting Web sites, creating and hosting electronic commerce stores, and conducting real-time Internet communications.

         We sell our products and related maintenance, support and other services through distributors, Internet service providers (ISPs), telecommunication service providers, value-added resellers (VARs) and directly to end users. Historically, a significant portion of our revenues has been generated by selling our products through two-tier distribution channels, and we expect this trend to continue.

         During the three months ended June 30, 1999 and 1998:

         o Revenues from two-tier distributors accounted for 40% and 49% of our total revenues, respectively;

         o Our three largest customers, in total, accounted for 23% and 21% of our total revenues, respectively; and

         o Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 10% and 11% of our total revenues, respectively. No other customers during the three months ended June 30, 1999 and 1998 accounted for 10% or more of our total revenues.

         During the nine months ended June 30, 1999 and 1998:

         o Revenues from two-tier distributors accounted for 42% and 47% of our total revenues, respectively;

         o Our three largest customers, in total, accounted for 21% of our total revenues; and

         o Ingram Micro accounted for 10% and 12% of our total revenues, respectively. No other customers during the nine months ended June 30, 1999 and 1998 accounted for 10% or more of our total revenues.

         Historically, a significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue. International revenues accounted for:

         o 26% and 31% of our revenues for the three months ended June 30, 1999 and 1998, respectively; and

         o 30% and 33% of our revenues for the nine months ended June 30, 1999 and 1998, respectively.

         Our international revenues are currently denominated in United States dollars, and revenues generated by our international distributors are paid to us in United States dollars.

         Our revenues are derived from the sale of hardware and software products and include license revenues for our Web site server and Timbuktu Pro software, recurring revenues from our Web sites and E-stores and sales of our Internet connectivity products and fees for related services. We recognize revenue from the sale of our hardware products upon shipment. We recognize revenues from licenses of computer software provided that a firm purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. We recognize maintenance and service revenues over the period in which the services are provided. Certain of our sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. We record revenue net of an estimated allowance for returns and price protection. Any product returns or price decreases in the future that exceed our allowances may seriously harm our business.

         We provide end users of our products with a 90-day limited warranty on single-user versions of our Timbuktu Pro software and a one-year limited warranty on our Internet connectivity products. We permit end users to return Timbuktu Pro and our Internet connectivity products for replacements or for refund of the full purchase price if the products do not perform as warranted. Our Web sites are provided on an "as is" basis, therefore we do not generally offer a warranty on this product. End users of our Web sites are offered a free 30-day evaluation period to evaluate the product prior to purchase and thereafter can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through
disclaimers  of  special,   consequential   and  indirect  damages  and  similar
provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.


Events Occurring After June 30, 1999

         On August 4, 1999, we completed a secondary public offering of our common stock. As part of this offering, we sold 2.0 million shares and certain selling shareholders sold 200,000 shares of our common stock. The proceeds we expect to receive from the sale of 2.0 million shares of our common stock is approximately $35.3 million, net of underwriting discounts, commissions and other estimated offering expenses. We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders. We have granted the underwriters of our offering a 30-day option to purchase up to an additional 330,000 shares of our common stock to cover over-allotments.

Results of Operations

         The following table sets forth for the periods indicated, certain statement of operations data expressed as a percentage of revenues.


                                                        Three months ended              Nine months ended
                                                             June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        1999          1998             1999           1998
         -------------------------------------------------------------------------------------------------------

           Revenues...............................       100.0%         100.0%           100.0%         100.0%

           Cost of revenues.......................        38.2           29.3             36.2           30.1
                                                    ----------------------------    ----------------------------

               Gross profit.......................        61.8           70.7             63.8           69.9

           Operating expenses:
               Research and development...........        19.0           24.5             21.7           28.5
               Selling and marketing .............        41.4           49.8             47.8           54.1
               General and administrative.........         7.5           12.2              8.4           13.1
               Acquired in-process research
                    and development...............          --             --             13.7             --
               Amortization of goodwill...........         1.5             --              1.2             --
                                                    ----------------------------    ----------------------------

                  Total operating expenses........        69.4           86.5             92.8           95.7
                                                    ----------------------------    ----------------------------

                  Operating loss..................        (7.6)         (15.8)           (29.0)         (25.8)

          Other income, net.......................         3.3            7.8              4.6            9.0
                                                    ----------------------------    ----------------------------
               Loss from continuing operations
                  before income taxes.............        (4.3)          (8.0)           (24.4)         (16.8)
          Income tax benefit......................          --           (3.1)              --           (6.1)
                                                    ----------------------------    ----------------------------

               Loss from continuing operations....        (4.3)          (4.9)           (24.4)         (10.7)

           Discontinued operations, net of taxes.           --            4.9               --            3.2
                                                    ----------------------------    ----------------------------

                  Net income (loss).............          (4.3)%          0.0%           (24.4)%         (7.5)%
                                                    ============================    ============================

Three Months Ended June 30, 1999 and 1998

         Revenue. Our revenues increased 80.6% to $12.2 million in the three months ended June 30, 1999 from $6.8 million in the three months ended June 30, 1998. This increase was primarily due to increased sales of our Internet connectivity products and Web platform, particularly our Web site and site server, products.

         o Revenue from our Internet connectivity products increased primarily due to sales of our DSL Internet connectivity products domestically. Our DSL Internet connectivity products were not available during the three months ended June 30, 1998. The increase of Internet connectivity products revenue was partially offset by continued price competition, particularly related to our integrated services digital network (ISDN) and DSL Internet connectivity products. We expect that our Internet connectivity products may experience increasing price competition from both domestic and foreign manufacturers of similar products as well as competition from alternative technologies. Increased price or technology competition could seriously harm our business.

         o Revenue from our Web platform products increased primarily due to increased license sales of the Web site and site server products and increased volume license sales of Timbuktu Pro and netOctopus. Our netOctopus product was not available during the three months ended June 30, 1998. The sale of our Web site and site server products is dependent upon our ability to leverage these products to generate revenue streams from the licensing of the technology to future customers and partners and accounts based on monthly service. These products have existed for only a limited period of time, and, as a result, are relatively unproven. Growth in revenues from our Web site and site server products will be heavily dependent on recurring revenue from Web sites created by licensees. Our failure to retain these customers or our inability to attract new customers or licensees would seriously harm our business.

         International revenues accounted for 26% and 31% of our total revenues for the three months ended June 30, 1999 and 1998, respectively. International revenues declined as a percentage of total revenues primarily due to increasing sales of our Internet connectivity and Web platform products in the United States. The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.


                                                                            Three months ended June 30,
                                                                       --------------------------------------
                                                                             1999                1998
         ----------------------------------------------------------------------------------------------------

           Europe....................................................             21%                  24%
           Pacific Rim...............................................              3                    4
           Other.....................................................              2                    3
                                                                       --------------------------------------
             Subtotal international revenues.........................             26                   31
           United States.............................................             74                   69
                                                                       --------------------------------------
               Total revenues........................................              100%                 100%
                                                                       ======================================

         Although our international revenues decreased as a percent of total revenues, international revenue increased 52.0% to $3.2 million in the three months ended June 30, 1999 from $2.1 million in the three months ended June 30, 1998. International revenue increased primarily due to:

         o Increased licenses of our Web platform products, particularly the Web site server; and

         o Increased sales of our ISDN Internet router as a result of our relationships with France Telecom's Internet service, Wanadoo, and Telecom Italia's Internet service, TIN.

         Gross Margin. Our total gross margin decreased to 61.8% in the three months ended June 30, 1999 from 70.7% in the three months ended June 30, 1998. The decrease is primarily due to:

         o Increased sales of our Internet connectivity products, which have a lower gross margin than our Web platform products; and

         o    Declining average selling prices as a result of price competition.

         These decreases were partially offset by an increased proportion of volume and server license sales of our Web platform products. In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

          o   The mix of hardware and software products sold;

          o   Pricing strategies;

          o   Standard cost changes;

          o   New versions of existing products; and

          o External market factors, including, but not limited to, price competition.

          Our Web platform products have a higher average gross margin than our Internet connectivity products. Accordingly, to the extent we sell more Internet connectivity products than Web platform products, our gross margins would be lower.

         Research and Development. Our research and development expenses increased 40.3% to $2.3 million for the three months ended June 30, 1999 from $1.7 million for the three months ended June 30, 1998. Research and development expenses increased primarily due to:

         o Increased employee and development related expenses primarily as a result of our acquisitions of Serus and netOctopus in December 1998; and

         o Increased development expenses related to our DSL Internet connectivity products.

         We expect to continue to devote substantial resources to product and technological development and therefore, research and development costs may increase in absolute dollars in fiscal years 1999 and 2000. Historically, we have believed that our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the three months ended June 30, 1999, we capitalized $89,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

          Selling and Marketing. Our selling and marketing expenses increased 50.2% to $5.1 million for the three months ended June 30, 1999 from $3.4 million for the three months ended June 30, 1998. Selling and marketing expenses increased primarily due to:

         o Increased advertising, promotional and distribution channel development expenses primarily related to our Web site platform; and

         o    Increased headcount and other employee related expenses.

         We believe that our selling and marketing expenses may increase in absolute dollars in fiscal years 1999 and 2000 as a result of increased advertising and promotion campaigns related to our DSL Internet connectivity products, the launch of our electronic commerce enabled version of our Web site platform, the first commercial launch of the product acquired from Serus as well as expansion of our telesales staff.

          General and Administrative. Our general and administrative expenses increased 10.3% to $908,000 for the three months ended June 30, 1999 from $823,000 for the three months ended June 30, 1998. General and administrative expenses increased primarily due to:

          o   Increased employee related expenses; and

          o   Increased accounting and legal advisory services.

         These  increases  were  partially  offset  by  reduced   occupancy  and
information service related costs.

         Amortization of Goodwill. Amortization of goodwill represents the amortization of such amounts allocated to intangible assets related to our acquisitions of Serus and netOctopus, both of which were completed in December 1998. The amount allocated to intangible assets related to the Serus transaction was $2.1 million and the amount allocated to intangible assets related to the netOctopus transaction was $700,000. We are amortizing the intangible assets related to these transactions over four years.

         Other Income, Net. Other income, net, primarily represents interest we earn on our cash, cash equivalents and short-term investments. Other income, net, decreased 24.3% to $398,000 for the three months ended June 30, 1999 from $526,000 for the three months ended June 30, 1998. The decrease is primarily due to the cash used for the acquisitions of Serus and netOctopus and for operating activities. We expect interest income to increase in absolute dollars primarily due to the proceeds we received from our sale of the 2.0 million shares of our common stock on August 4, 1999.

         Income Tax Benefit. We did not record an income tax benefit during the three months ended June 30, 1999 primarily due to continued substantial uncertainty regarding our ability to realize our tax assets. The tax benefit recorded in the three months ended June 30, 1998 was primarily related to our net operating loss in such period. The effective tax rate was 39% for the three months ended June 30, 1998. This rate differed from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments, and the utilization of research and experimentation tax credits.

     Discontinued Operations. Income from discontinued operations of $334,000 during the three months ended June 30, 1998 represents the operating income, net of taxes of the discontinued operations. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Nine Months Ended June 30, 1999 and 1998

         Revenue. Our revenues increased 66.0% to $30.7 million in the nine months ended June 30, 1999 from $18.5 million in the nine months ended June 30, 1998. This increase was primarily due to increased sales of our Internet connectivity products and Web platform, particularly our Web site and site server products.

     o Revenue from our Internet connectivity products increased primarily due to sales of our DSL Internet connectivity products domestically as well as increased sales of our ISDN, T1/Frame Relay and analog Internet connectivity products. Our DSL Internet connectivity products were not available during the nine months ended June 30, 1998. The increase of Internet connectivity products revenue was partially offset by continued price competition, particularly related to our ISDN and DSL Internet connectivity products. We expect that our Internet connectivity products may experience increasing price competition from both domestic and foreign manufacturers of similar products as well as competition from alternative technologies. Increased price or technology competition could seriously harm our business.

     o Revenue from our Web platform products increased primarily due to increased license sales of the Web site and site server products and increased volume license sales of Timbuktu Pro and netOctopus. Our netOctopus product was not available during the nine months ended June 30, 1998. The sale of our Web site and site server products is dependent upon our ability to leverage these products to generate revenue streams from the licensing of the technology to future customers and partners and accounts based on monthly service. These products have existed for only a limited period of time, and, as a result, are relatively unproven. Growth in revenues from our Web site and site server products will be heavily dependent on recurring revenue from Web sites created by licensees. Our failure to retain these customers or our inability to attract new customers or licensees would seriously harm our business.

         International revenues accounted for 30% and 33% of our total revenues for the nine months ended June 30, 1999 and 1998, respectively. International revenues declined as a percentage of total revenues primarily due to increasing sales of our Internet connectivity and Web platform products in the United States. The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.


                                                                             Nine months ended June 30,
                                                                       --------------------------------------
                                                                             1999                1998
         ----------------------------------------------------------------------------------------------------

           Europe....................................................             24%                  25%
           Pacific Rim...............................................              3                    5
           Other.....................................................              3                    3
                                                                       --------------------------------------
             Subtotal international revenues.........................             30                   33
           United States.............................................             70                   67
                                                                       --------------------------------------
               Total revenues........................................            100%                 100%
                                                                       ======================================

         Although our international revenues decreased as a percent of total revenues, international revenue increased 51.3% to $9.1 million in the nine months ended June 30, 1999 from $6.0 million in the nine months ended June 30, 1998. International revenue increased primarily due to:

        o Increased sales of our ISDN Internet router as a result of our relationships with France Telecom's Internet service, Wanadoo, and Telecom Italia's Internet service, TIN; and

        o Increased licenses of our Web platform products, particularly the Web site server.

         Gross Margin. Our total gross margin decreased to 63.8% in the nine months ended June 30, 1999 from 69.9% in the nine months ended June 30, 1998. The decrease is primarily due to:

         o Increased sales of our Internet connectivity products, which have a lower gross margin than our Web platform products; and

         o  Declining average selling prices as a result of price competition.

         These decreases were partially offset by an increased proportion of volume and server license sales of our Web platform products. In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

         o   The mix of hardware and software products sold;

         o   Pricing strategies;

         o   Standard cost changes;

         o   New versions of existing products; and

         o External market factors, including, but not limited to, price competition.

          Our Web platform products have a higher average gross margin than our Internet connectivity products. Accordingly, to the extent we sell more Internet connectivity products than Web platform products, our gross margins would be lower.

         Research and Development. Our research and development expenses increased 26.6% to $6.7 million for the nine months ended June 30, 1999 from $5.3 million for the nine months ended June 30, 1998. Research and development expenses increased primarily due to:

        o Increased employee and development related expenses primarily as a result of our acquisitions of Serus and netOctopus in December 1998;
             and

        o Increased development expenses related to our DSL Internet connectivity products.

         We expect to continue to devote substantial resources to product and technological development and therefore, research and development costs may increase in absolute dollars in fiscal years 1999 and 2000. Historically, we have believed that our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the nine months ended June 30, 1999, we capitalized $377,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

          Selling and Marketing. Our selling and marketing expenses increased 46.4% to $14.6 million for the nine months ended June 30, 1999 from $10.0 million for the nine months ended June 30, 1998. Selling and marketing expenses increased primarily due to:

          o   Increased headcount and other employee related expenses;

          o   Increased   advertising,   promotional  and  distribution  channel
              development expenses primarily related to our Web site platform and DSL Internet connectivity products; and

          o    Increased use of third party contractors.

         We believe that our selling and marketing expenses may increase in absolute dollars in fiscal years 1999 and 2000 as a result of increased advertising and promotion campaigns related to our DSL Internet connectivity products, the launch of our electronic commerce enabled version of our Web site platform, the first commercial launch of the product acquired from Serus as well as expansion of our telesales staff.

          General and Administrative. Our general and administrative expenses increased 7.0% to $2.6 million for the nine months ended June 30, 1999 from $2.4 million for the nine months ended June 30, 1998. General and administrative expenses increased primarily due to:

          o   Increased employee related expenses; and

          o   Increased accounting and legal advisory services.

         These  increases  were  partially  offset  by  reduced   occupancy  and
information service related costs.

     Acquired In-Process Research and Development. Represents amounts allocated to in-process research and development related to our acquisitions of Serus and netOctopus in December, 1998. See Note 6 of Notes to Condensed Consolidated Financial Statements.

         We believe we followed recent guidance disseminated by the Securities and Exchange Commission in our valuation of the assets acquired and liabilities assumed and, in particular, in the valuation of in-process research and development. However, in the event that it is determined that we did not properly value such assets and liabilities, we may have to re-state the charges to operations taken in connection with such transactions.

         Amortization of Goodwill. Amortization of goodwill represents the amortization of such amounts allocated to intangible assets related to our acquisitions of Serus and netOctopus, both of which were completed in December 1998. The amount allocated to intangible assets related to the Serus transaction was $2.1 million and the amount allocated to intangible assets related to the netOctopus transaction was $700,000. We are amortizing the intangible assets related to these transactions over four years.

         Other Income, Net. Other income, net, primarily represents interest we earn on our cash, cash equivalents and short-term investments. Other income, net, decreased 15.9% to $1.4 million for the nine months ended June 30, 1999 from $1.7 million for the nine months ended June 30, 1998. The decrease is primarily due to the cash used for the acquisitions of Serus and netOctopus and for operating activities. We expect interest income to increase in absolute dollars primarily due to the proceeds we received from our sale of the 2.0 million shares of our common stock on August 4, 1999.

         Income Tax Benefit. We did not record an income tax benefit during the three months ended June 30, 1999 primarily due to continued substantial uncertainty regarding our ability to realize our tax assets. The tax benefit recorded in the nine months ended June 30, 1998 was primarily related to our net operating loss in such period. The effective tax rate was 36% for the nine months ended June 30, 1998. This rate differed from the statutory rate primarily due to state income taxes, investment income from tax advantaged investments, and the utilization of research and experimentation tax credits.

     Discontinued Operations. Income from discontinued operations of $585,000 during the nine months ended June 30, 1998 represents the operating income, net of taxes of the discontinued operations. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Year 2000 Readiness Disclosure

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the application year. Any of our programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In addition, the year 2000 is a leap year, which may also lead to incorrect calculations, functions or systems failure. As a result, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements. In October 1996, we began a "Millennium Project" to determine if any actions needed to be taken regarding date-related effects to: (i) our software or hardware products; (ii) our internal operating and desktop computer systems and non-information technology systems; and (iii) the readiness of our third-party vendors and business partners.

         Through testing, we have determined that our Internet connectivity products, our Web site and site server products (Site server version 2.3 and later and all client software versions 2.2.4 and later), and our Windows, Mac OS and Enterprise versions of Timbuktu Pro (versions 1.5 and later), are Year 2000 compliant. Upon completion of the development of the products acquired as a result of our Serus and netOctopus acquisitions, we expect these products will meet Year 2000 readiness requirements. Although the majority of our products are Year 2000 compliant, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase our products which would seriously harm our business. In addition, even if our products are Year 2000 compliant, other systems or software used by our customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of our products which could seriously harm our business.

         Our internal systems include information technology systems such as financial, order entry, inventory, shipping and customer database computer systems, desktop computer systems and non-information technology systems such as telephones and facilities. We have conducted a comprehensive review of our internal information technology systems such as financial, order entry, inventory, shipping and customer database computer systems to determine if any actions need to be taken regarding Year 2000 date-related effects. These underlying systems are based on a relational database language which identifies dates based on four digit numbers rather than two digit numbers and therefore we have determined that the Year 2000 issue will not pose significant operational problems for these computer systems. We have initiated a comprehensive inventory and evaluation of all desktop systems and expect to complete this process and upgrade such non-compliant desktop systems to Year 2000 compliant systems by September 1999. The additional costs of remediation are not expected to be material. However, if implementation of replacement systems is delayed or if significant new non-compliance issues are identified, our business could be seriously harmed.

         We are in the process of identifying and prioritizing critical third-party vendors, strategic partners and suppliers of non-information related products and services concerning their plans and progress in addressing the Year 2000 problem. We are also working with key suppliers of products and services to determine that their operations and products are Year 2000 compliant or to monitor their progress toward Year 2000 compliance, as appropriate.

         To date, we have not incurred material expenses related to our Year 2000 compliance effort other than the investment of employee time and resources. We have currently identified certain facilities related items that we estimate will cost approximately $60,000 to upgrade to Year 2000 compliance. While we have dedicated and will continue to dedicate a substantial amount of time and internal resources towards attaining Year 2000 compliance, we cannot assure you that our Year 2000 compliance program will be completed on a timely basis. In addition, we cannot assure you that there will not be an interruption of operations or other limitations of system functionality or that we will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve our operational, financial, management and technical support systems could seriously harm our business. Furthermore, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us, which could seriously harm our business. In addition, even if our products are Year 2000 compliant, other systems or software used by our customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of our products, which could seriously harm our business. The most likely worst case scenarios would include hardware failure and the failure of infrastructure services provided by government agencies and other third parties (for example, electricity, telephone service, water transport and internet services). In such worst case scenarios, we would lose customers and revenue which would seriously harm our business. We are in the process of developing our contingency planning and plan to have these plans in place by September 1999. We expect our contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

Other Factors That You Need To Be Aware Of Which May Affect Future Our Operating Results

We have a history of losses and negative cash flow, and we expect to incur losses and negative cash flow in the future.

         Our failure to significantly increase our revenues would result in continuing losses. We incurred losses from continuing operations of $526,000 million in the three months ended June 30, 1999, and we incurred losses from continuing operations of $7.5 million in the nine months ended June 30, 1999. We expect to incur net losses in the future, and these losses may be substantial. Further, we expect to incur negative cash flow in the future. Because of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to achieve profitability and positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

Our quarterly operating results are likely to fluctuate because of many factors and may cause our stock price to fluctuate.

         Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

          It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. In such event, the market price of our common stock may decline significantly.

         These variations in our operating results will likely be caused by factors related to the operation of our business, including:

o Variations in the timing and size of orders for our Internet connectivity products, particularly our DSL Internet connectivity products;

o Our ability to license, and the timing of licenses, of our Web platform products, particularly site server licenses and Timbuktu Pro;

o The growth rate in the number of Web sites that are built using our Web platform, from which we derive revenues;

o Loss of significant distributors or customers, or significant decreases or delays in purchases by significant distributors or customers, such as Ingram Micro, Softway International, Tech Data and NorthPoint Communications;

o The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin Internet connectivity products as a percentage of our total revenues;

o The price and availability of chip sets, which we obtain from Conexant Systems, for our DSL Internet connectivity products;

o The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements; and

o        Our ability to attract and retain key personnel.

         These variations may also be caused by factors related to the development of the DSL market, the market for our Web platform products and the competition we face in these markets, including:

o The timing and rate of deployment of DSL services by telecommunications service providers;

o The timing and rate of deployment of alternative high-speed data transmission technologies, such as cable modems and high-speed wireless data transmission;

o Anticipated price competition in the market for Internet connectivity products and Web platform products;

o The level of market penetration of our Internet connectivity and Web platform products relative to those of our competitors; and

o Anticipated increases in competition among producers of Web site development and Web site server products, including the impact of products that are available from some of our competitors at no cost.

         These variations may also be caused by other factors affecting our business, many of which are substantially outside of the control of our management, including:

o Costs associated with future litigation, including litigation relating to the use or ownership of intellectual property;

o Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

o Foreign currency and exchange rate fluctuations which may make our dollar-denominated products more expensive in foreign markets or could expose us to currency rate fluctuation risks if our sales become denominated in foreign currencies; and

o General global economic conditions which could adversely affect sales to our customers.

We may not be able to compete successfully against current and future competitors.

         We sell products and services in markets that are highly competitive. We expect competition to intensify as current competitors expand their product and service offerings and new competitors enter the market. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size, scope and breadth of the products and services offered.

         In the DSL router market, we primarily encounter competition from 3Com, Ascend Communications (Lucent Technologies), Cayman Systems, Cisco Systems, FlowPoint (Cabletron Systems), Ramp Networks and several other companies. In addition to these competitors, there have been a growing number of announcements by other companies that they intend to enter the DSL router market. Further, some competitors offer low-cost or no-cost support programs that are similar to our "Up & Running, Guaranteed!" program.

         In the market for Web sites and electronic commerce platforms, we encounter competition primarily from America Online, Homestead Technologies, IBM, Inc. Online, Site Architects, Sitematic, Yahoo! and several other companies. In the market for our remote control and enterprise software, we primarily encounter competition from Computer Associates, Contigo Software, Lotus, Microcom (Compaq), Microsoft, PlaceWare, Stac Software, Symantec, Tivoli

Systems (IBM) and several other companies. We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for Timbuktu Pro.

         Many of our current and potential competitors in all three areas have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than we do. In addition, many of our customers have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in all three areas for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

We need to develop, introduce and market new and enhanced products in a timely manner to remain competitive.

         We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. For example, we anticipate that voice over DSL technology will become an important feature of future DSL router products. As a result, we believe we will need to successfully develop, introduce and market voice over DSL functionality in our products. However, we may not be able to successfully develop, introduce or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

We may engage in acquisitions or divestitures that involve numerous risks, including the use of cash and the diversion of management attention.

         In the past, we have engaged in both acquisitions and divestitures. For example, in August 1998, we sold our LAN Division, which developed and sold local area network products. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in December 1998, we acquired netOctopus and Serus. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

We may experience declining gross margins due to price competition and an increase in sales of lower margin Internet connectivity products as a percentage of our total revenue.

         We expect that sales of our Internet connectivity products may account for a larger percentage of our total revenues in future periods. Because these products are generally sold at lower gross margins than our Web platform products, this will likely result in a decrease in our overall gross margins. Further, we expect that the market for Internet connectivity products, in particular DSL products, will become increasingly competitive and that we will be forced to lower the prices we charge for our Internet connectivity products in the future. As the average selling price of our routers declines, our gross margins related to such products, and in general, are likely to decline.

The loss of, or decline in, purchases by one or more of our key distributors would result in a significant decline in our revenues.

         Our revenues will decline and our losses will increase if we lose one or more of our significant distributors or customers or if our key distributors or customers reduce or delay purchases of our products. In the nine months ended June 30, 1999, our top three customers and distributors who each individually represented at least 4% of our total revenues accounted for approximately 21% of our total revenues as a group. In this period, sales to Ingram Micro represented 10% of our total revenues. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time.

Our limited operating history in DSL Internet connectivity products makes it difficult to evaluate our prospects.

         Our DSL Internet connectivity products have only recently been introduced. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a relatively new, rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, including requirements for performance, price, features and compatibility with other DSL equipment. We may not be able to rapidly introduce innovative new products that meet these market requirements. It is possible that the market for DSL Internet connectivity products will develop in a manner that we do not anticipate. Our competitors have introduced DSL products, some of which may compete effectively against our DSL products. Such developments could render our DSL products obsolete.

Our revenues will not grow and our losses will increase if we cannot continue to successfully introduce, market and sell our DSL Internet connectivity products.

         A substantial portion of our revenues from Internet connectivity products is derived from non-DSL routers. We anticipate that in the future the market for such non-DSL products will decrease and that sales of our non-DSL products will decline as a percentage of our total revenues. Accordingly, our revenues will not grow if we are unable to continue to introduce, market and sell our DSL Internet connectivity products.

Sales of our DSL Internet connectivity products will decline substantially if Copper Mountain DSL equipment is not widely deployed.

         We are dependent on the selection of Copper Mountain DSL equipment by telecommunications service providers that are deploying DSL services. Substantially all of our sales of DSL routers have been for use with DSL equipment manufactured by Copper Mountain Networks. If Copper Mountain DSL equipment is not widely used in DSL deployments, our business will be seriously harmed.

For some DSL deployments, our products require an add-on device, which makes them less desirable for these deployments than the products of some of our competitors.

         For some DSL deployments, our products require an add-on device, which makes them less desirable for these deployments than the products of some of our competitors. A substantial majority of our revenue from sales of DSL Internet connectivity products has been for use with DSL equipment supplied by Copper Mountain. When used with this equipment, our DSL Internet connectivity products do not require an add-on device. Not all DSL deployments use DSL equipment supplied by Copper Mountain, and in order to remain competitive, we will need to develop products that do not require an add-on device when used with DSL equipment supplied by other vendors.

Substantial sales of our DSL Internet connectivity products will not occur unless telecommunications service providers initiate substantial deployment of DSL services.

         The success of our DSL Internet connectivity products depends upon whether telecommunications service providers deploy DSL technologies and upon the timing of the deployment of such technologies. Factors that will impact such deployment include:

o A prolonged approval process by service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

o The development of a viable business model for DSL services, including the capability to market, sell, install and maintain DSL services;

o Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider's central office;

o Lack of compatibility of DSL equipment that is supplied by different manufacturers;

o        Evolving industry standards for DSL technologies; and

o        Government regulation.

         If telecommunications service providers do not expand their deployment of DSL services, or if additional telecommunications providers do not offer DSL services on a timely basis, then our business, financial condition and results of operations will be seriously harmed.

Other technologies for the high-speed Internet connectivity market will compete with DSL services.

         DSL services are competing with a variety of different high-speed Internet connectivity technologies, including cable modem, satellite and other wireless technologies. Many of these technologies will compete effectively with DSL services. If any technology competing with DSL technology is more reliable, faster, less expensive, reaches more customers or has other advantages over DSL technology, then the demand for our products and services and our revenues and gross margins may decrease.

We depend upon the ability of emerging competitive telecommunications service providers to compete effectively with traditional telephone companies in providing DSL services.

         The purchasers of our DSL Internet connectivity products are primarily emerging competitive telecommunications service providers such as NorthPoint Communications. We depend upon the ability of such competitive telecommunications service providers to successfully offer DSL services. These competitive telecommunications service providers are competing with traditional regional telephone companies. Traditional regional telephone companies may have a number of competitive advantages over their new competitors, including greater resources, name recognition and access to customers. Also, traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install DSL equipment at the regional telephone companies' central offices.

We purchase all of the chip sets for our DSL routers from Conexant Systems.

         All of our DSL routers rely on chip sets that are supplied by Conexant Systems. We do not have a volume purchase contract with Conexant Systems and Conexant Systems could cease selling us chip sets at any time. If we are unable to timely obtain a sufficient quantity of chip sets from Conexant Systems for any reason, sales of our DSL routers could be delayed or halted. Further, we could also be forced to redesign our DSL routers and qualify a new supplier of chip sets. The resulting stoppage or delay in selling our products and the expense of redesigning our DSL routers would seriously harm our reputation and business.

Substantially   all  of  our  circuit   boards  are   manufactured   by  Hi-Tech
Manufacturing, or HTM, a contract manufacturer.

         Substantially all of our Internet connectivity products include circuit boards that are manufactured by HTM. Additionally, certain of our DSL routers are assembled and packaged by HTM. If supplies of circuit boards or DSL routers from HTM are interrupted for any reason, we will incur significant losses until we can arrange for alternative sources. Any such interruption may seriously harm our reputation and business.

We may be unable to obtain components for our Internet connectivity products from independent contractors and specialized suppliers.

         We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our Internet connectivity products rely on components that are supplied by independent contractors and specialized suppliers. We generally do not have guaranteed supply arrangements with these third-parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient router components also depends on our ability to accurately forecast our future requirements. If we are unable to timely obtain a sufficient quantity of components from the independent contractors or specialized suppliers for any reason, sales of our Internet connectivity products could be delayed or halted. Further, we could also be forced to redesign our Internet connectivity products and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our Internet connectivity products would seriously harm our reputation and business. In addition, we anticipate that it will be necessary for us to establish relationships with additional component suppliers in the future. If we are unsuccessful in establishing these relationships, we may not be able to obtain sufficient components in some future period.

Our revenues will not grow and our losses will increase if we cannot successfully introduce, market and sell our Web platform.

         A substantial majority of revenues from our Web platform is derived from the sale of Timbuktu Pro. We anticipate that in the future the market for Timbuktu Pro will grow more slowly than the market for other Web platform products and services. In addition, we rely on licensees of our Web platform to promote the use of our Web platform for building Web sites. The extent and nature of the promotions by licensees of our Web platform are outside of our control. If licensees of our Web platform do not success fully promote our Web platform, we will not generate recurring revenues from royalties on Web sites promoted by licensees of our Web platform.

The number of portals distributing our Web platform is decreasing due to industry consolidation.

         The Internet industry is experiencing consolidation. This consolidation is decreasing the number of distributors and potential distributors of our Web platform. For example, GeoCities has been acquired by Yahoo! and Netscape
Communications has been acquired by America Online. There is a risk that our sales to, or strategic relationships with, these companies may be negatively affected by these acquisitions or continuing industry consolidation.

The market for our Web platform may be limited by products and services that are available at no cost.

         Some companies are offering Web presence and enhancement products at no cost. In some instances, we believe these companies are not charging for such products and services because they are generating revenue from their Web sites from other sources, such as advertising or subscription fees. If such free products and services become widely used, the market for our Web platform products will be limited.

To be successful, use of our Web platform must become widespread, and this will require us to rapidly build our sales channel, which we may be unable to do.

          Growth in revenues from our Web platform will be heavily dependent on recurring fees from Web sites created by licensees. Accordingly, to be successful, our Web platform must become widely used. The sales cycle for licensing our Web platform can be long. We will be required to build our internal sales organization and customer support organization to increase the number of licensees of our Web platform. We currently have seven internal sales personnel and eight customer support personnel for our Web platform. Because the market for technical sales and support personnel is intensely competitive, growing our sales and support organization may be difficult. If we are unable to rapidly establish the widespread use of our Web platform, it is possible that competing products could become widely used, reducing the likelihood that we will generate significant revenues from our Web platform.

Our Web platform is based on a proprietary architecture, and if customers find the architecture inflexible, then our Web platform may not be successful.

         Many Web presence products are based on a programming language called hypertext markup language (HTML). Because this language is widely accepted as an industry standard, Web sites that are created with it may be easier to modify than Web sites that are created with proprietary languages. Our Web platform is based on a proprietary version of hypertext markup language. Our products may not be successful if customers prefer Web sites created with industry standard hypertext markup language to Web sites created with our proprietary hypertext markup language.



If hosting services for our Web platform perform poorly, our reputation will be damaged and we could be sued.

         We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance Web site hosting services for our customers. In addition, our servers are located at third-party facilities. Failure or poor performance by the third parties we contract to maintain our servers, hardware and software, could lead to interruption or deterioration of our Web site hosting services. Additionally, a slowdown or failure of our systems due to an increase in the use of the Web sites we currently host, or due to damage or destruction of our systems for any reason, could also lead to interruption or deterioration of our Web site hosting services. If there is an interruption or a deterioration of our Web site hosting services, our reputation would be seriously harmed and, consequently, sales of our products and services would decrease. If such circumstances do arise in some future period, in order to retain current customers and attract new customers, we may have to provide our Web site hosting services at a subsidized price or even at no cost. In addition, if our Web site hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers.

We license a substantial portion of our Timbuktu Pro software to a limited number of large customers and these licenses have a lengthy sales cycle.

         A volume license of our Timbuktu Pro software involves a significant commitment of financial resources by our customers. As a result, volume licenses of our Timbuktu Pro software have a long sales cycle, and in the past, we have only sold volume licenses of our Timbuktu Pro software to a small number of large customers each quarter. Further, volume license sales of Timbuktu Pro are typically closed in the final weeks of the quarter and the timing of these licenses may cause our quarterly results to vary. We generally incur significant expenses in sales and marketing prior to obtaining customer commitments for the volume licenses of our Timbuktu Pro software. As a result, our inability to get customer commitments or delays in such commitments due to the lengthy sales cycles would reduce our revenues and cause our losses to increase.

A substantial portion of our revenues come from sales to international customers.

         A substantial portion of our revenues come from sales to international customers. We expect sales to international customers to continue to comprise a significant portion of our revenues. While our international sales are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers. This could lead to decreased profitability of our products and services.

We typically experience a seasonal reduction in revenues in the three months ended September 30.

         In the past, we have experienced a seasonal reduction in our revenues in the three months ended September 30, primarily due to European vacation schedules which typically result in reduced economic activity in Europe during such periods. We anticipate that this trend will continue.

Changes in computer platform preferences of end users may cause a loss of revenues.

         We believe through the nine months ended June 30, 1999, that approximately 21% of Web platform revenue, and approximately 10-20% of our total revenue, was derived from sales to users of the Apple Mac OS family of products. Accordingly, a decrease in the sales or market acceptance of Mac OS may cause a loss of revenue and harm our business.

The proceeds we expect to receive for the sale of our LAN Division could be affected by its future performance under the new owner.

         In connection with the sale of our LAN Division in August 1998 to Farallon Communications, or Farallon, an affiliate of Gores Technology Group, or Gores, we received consideration which included (i) a two year $1.0 million promissory note from Farallon, guaranteed by Gores, and (ii) royalties on Farallon's revenues for a period of five years which are currently recorded on our balance sheet as an amount receivable of $1.6 million. Because a substantial portion of Farallon's products are designed for products sold by Apple Computer, or Apple, the ability of the buyer to make these payments depends in large part upon the market for Apple's products.

         When we sold the LAN Division, we also made customary representations and warranties to the buyer which we believe to be accurate. Our liability under such representations and warranties, which is limited to $2.0 million, will terminate on October 31, 1999. If we are unable to collect on the promissory note or we are required to pay claims for any breach of the representations and warranties, our financial position and results of operations may be seriously damaged.

Our success depends on retaining our current key personnel and attracting additional key personnel.

         Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer. None of these persons, including Mr. Lefkof, is bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Our intellectual property may not be adequately protected, and our products may infringe upon the intellectual property rights of third parties.

         We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark law.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information.

         For example, in selling our Timbuktu Pro software, we often rely on license cards that are included in our products and are not signed by licensees. Therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries where our products are or may be manufactured or sold, particularly developing countries including various countries in Asia, such as the People's Republic of China, do not protect our proprietary rights as fully as do the laws of the United States.

Our customers may return our products to us for replacement or refund.

         We provide end users of our products with a 90-day limited warranty on our Timbuktu Pro software and a one-year limited warranty on our Internet connectivity products. In addition, we provide end users of our Web sites a free 30-day trial period after which time end users can cancel at no cost. We permit end users to return our Internet connectivity equipment, Timbuktu Pro software and Web sites for replacement or refund of the full purchase price if the products do not perform as warranted. If a substantial portion of our customers return our products for replacement or refund, we will lose revenue and our business could be seriously damaged.

Our products are complex and may contain undetected or unresolved defects.

         Our products are complex and may contain undetected or unresolved defects when first introduced or as new versions are released. We cannot assure you that, despite our testing, defects will not be found in new products or new versions of products following commercial release. If our products do contain undetected or unresolved defects, we may lose market share, experience delays in or losses of market acceptance or be required to issue a product recall. In addition, we would be at risk of product liability litigation for financial or other damages to our customers because of defects in our products. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

Our business could be adversely affected by problems associated with the Year 2000.

         The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. Based on our testing, we believe that our internally developed systems and technology (including our financial, order entry, inventory, shipping and customer database systems) are Year 2000 compliant. Nevertheless, our information technology systems could be substantially impaired or cease to operate due to Year 2000 problems. In addition, products currently under development are being designed to be Year 2000 compliant. We are in the process of developing our contingency plans and plan to have these plans in place by September 1999. We expect our contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary. We cannot assure you that our Year 2000 compliance program will be completed on a timely basis. In addition, we cannot assure you that there will not be an interruption of operations or other limitations of system functionality or that we will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve our internal support systems could seriously harm our business.

         Additionally, we rely on information technology supplied by third parties, and many of our customers, vendors, strategic partners and suppliers are also heavily dependent on information technology systems and on their own third party information technology. We are in the process of identifying and prioritizing critical third-party vendors, strategic partners and suppliers of non-information related products and services concerning their plans and progress in addressing the Year 2000 issues. Year 2000 problems experienced by any of these third parties could seriously harm our business. Additionally, the Internet could face serious disruptions arising from the Year 2000 problem.

         Many of our customers and potential customers have implemented policies that prohibit or strongly discourage making changes or additions to their internal computer systems until after January 1, 2000. We will experience fewer sales if potential customers who might otherwise purchase our products and services delay such purchases and implementations until after January 1, 2000 in an effort to stabilize their internal computer systems, to cope with the Year 2000 problem or because their information technology budgets have been diverted to address Year 2000 problems. If our customers and potential customers delay purchasing or implementing our products and services in preparation for the Year 2000 problem, our business would be seriously harmed.

         We cannot guarantee that any of our customers, suppliers or partners will be Year 2000 compliant in a timely manner, or that their failure to become Year 2000 compliant will not cause significant disruptions to our business or the perceived performance of our products. Given the pervasive nature of the Year 2000 problem, we cannot guarantee that disruptions in other industries and market segments will not adversely affect our business. Moreover, the costs related to Year 2000 compliance, which thus far have not been material, could ultimately be significant.

Substantial sales of our common stock by our large stockholders could cause our stock price to fall.

         We have a limited number of stockholders that hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall.
Our industry may become subject to changes in tariffs and regulations.

         Our industry and industries that our business depends on may be affected by changes in tariffs and regulations. For example, we depend on telecommunications service providers for sales of our DSL Internet connectivity products, and companies in the telecommunications industry must comply with numerous regulations and pay numerous tariffs. If our industry or industries that we depend on become subject to increases in tariffs and regulations that lead to corresponding increases in the cost of doing our business or doing business with us, our revenues could decline. For example, if a regulatory agency imposed restrictions on DSL service that were not also imposed on other forms of high-speed Internet access, our business could be harmed.

Our California facilities are located near major earthquake fault lines.

         Our California facilities are located near major earthquake fault lines. If there is a major earthquake in the region, our business could be seriously harmed.

We may find it difficult to raise needed capital in the future, which could significantly harm our business.

         We may require substantial capital to finance our future growth and fund our ongoing research and development activities beyond 1999. Our capital requirements will depend on many factors, including:

o        Acceptance of and demand for our products;

o        The number and timing of acquisitions;

o        The costs of developing new products;

o        The costs associated with our expansion; and

o The extent to which we invest in new technology and research and development projects.

         To the extent that the proceeds we raised from the sale of our common stock, our existing sources of cash and cash flow from operations, if any, are insufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, your percentage ownership in Netopia would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Our stock price may be volatile, which may result in substantial losses for our stockholders.

         The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

o        Variations in our quarterly operating results;

o        Changes in securities analysts' estimates of our financial performance;

o        Changes in market valuations of similar companies;

o Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

o Losses of major customers or the failure to complete significant licensing transactions;

o        Additions or departures of key personnel; and

o Fluctuations in the stock market price and volume, which are particularly common among highly volatile securities of companies in our industry.

We are at risk of securities class action litigation due to the expected volatility of our stock price.

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

A third party may have difficulty acquiring us, even if doing so would be beneficial to our stockholders.

         Provisions of our Amended and Restated Certificate of Incorporation, our By-laws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Liquidity and Capital Resources

         We have funded our operations to date primarily through the private sale of equity securities and the initial public offering of our common stock. As of June 30, 1999, we had cash, cash equivalents and short-term investments representing 56% of total assets.

          Our operating activities used cash of $5.9 million for the nine months ended June 30, 1999 and generated cash of $730,000 for the nine months ended June 30, 1998. The cash used in the nine months ended June 30, 1999 was primarily due to supporting our operating activities as well as the increase in accounts receivable and inventories and the reduction accrued liabilities related to the sale of the LAN Division. The cash provided by operating activities during the nine months ended June 30, 1998 was primarily due to the reduction of accounts receivable, depreciation and amortization and other liabilities primarily representing accrued benefits and deferred rent offset by the net loss.

         Our investing activities provided cash of $1.6 million and $4.5 million in the nine months ended June 30, 1999 and 1998, respectively. Cash provided by investing activities in the nine months ended June 30, 1999 was primarily due to proceeds from the sale and maturity of short-term investments partially offset by:

o        The purchases of short-term investments;

o        The acquisitions of Serus and netOctopus;

o        Purchases of capital equipment; and

o Our long-term investment in the common stock of Northpoint Communications Group, Inc.

         In April 1999, we purchased $999,988 of Series D-1 preferred stock of NorthPoint Communications. Upon the initial public offering of the common stock of NorthPoint Communications, which occurred on May 5, 1999, our Series D-1 preferred stock converted into 55,555 shares of Class B common stock. As a Series D-1 purchaser, we have agreed not to transfer any Series D-1 preferred stock or Class B common stock to any non-affiliated third party until March 2000. We have also agreed not to acquire more than 10% of NorthPoint Communications' voting stock without NorthPoint Communications' consent until March 2002. In addition, as a Series D-1 purchaser, we have agreed to vote any voting securities held by us as recommended by NorthPoint Communications' Board of Directors, except with respect to votes pursuant to the protective provisions in NorthPoint Communications' Certificate of Incorporation. As of June 30, 1999, the market value of these shares was approximately $2,027,757. As of August 13, 1999, the market value of these shares was approximately $1,416,653.

         Cash provided by investing activities during the nine months ended June 30, 1998 was primarily due to proceeds from the sale of short-term investments partially offset by:

o        Purchases of short-term investments;

o The acquisition of a trademark license related to the Netscape Internet portal for our Web site platform; and

o        Purchases of capital equipment

         Capital equipment expenditures were $1.3 million and $767,000 for the nine months ended June 30, 1999 and 1998, respectively, representing purchases of computer equipment used in product development. We expect that our capital expenditures will increase in future periods to support new product development and production.

         Our financing activities in the nine months ended June 30, 1999 and 1998 were primarily related to the exercise of stock options and activities related to our Employee Stock Purchase Plan.

         Our cash balances will increase during the three months ended September 30, 1999 as a result of the proceeds from our sale of 2.0 million shares of our common stock on August 4, 1999. The proceeds we received from the sale of our common stock was approximately $35.3 million, net of underwriting discounts, commissions and other estimated offering expenses. We believe that our existing cash, cash equivalents and short-term investments will be adequate to meet our cash needs for working capital, capital expenditures and earnouts related to our acquisitions for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. We cannot assure you that such additional equity or convertible debt financing or additional credit facilities will be available on acceptable terms, if at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. From time to time, in the ordinary course of business, we evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to obtain additional presence on the Internet or to support additional advertising and promotional campaigns.


Item 3.       Qualitative and Quantitative Disclosures About Market Risk
--------------------------------------------------------------------------------
          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

         The table below presents the carrying value and related weighted-average interest rates for our investment portfolio. The carrying value approximates fair value at June 30, 1999. All of our investments mature in twelve months or less.


                                                                           Carrying                Average
          Principal (notional) amounts in United States dollars:            Amount              Interest Rate
         ------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
          Cash equivalents - fixed rate.............................        $    13,051                 4.65%
          Short-term investments - fixed rate.......................                                    5.61%
                                                                                 12,999
                                                                       -----------------

                                                                            $    26,050
                                                                       =================


PART II.      OTHER INFORMATION
Item 5.       Other Information
--------------------------------------------------------------------------------

     On August 4, 1999, we completed a secondary public offering of our common stock. As part of this offering, we sold 2.0 million shares and certain selling shareholders sold 200,000 shares of our common stock. The proceeds we expect to receive from the sale of 2.0 million shares of our common stock is approximately $35.3 million, net of underwriting discounts, commissions and other estimated offering expenses. We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders. We have granted the underwriters of our offering a 30-day option to purchase up to an additional 330,000 shares of our common stock to cover over-allotments.



Item 6.       Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)      Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the three months ended June 30, 1999.

SIGNATURE
--------------------------------------------------------------------------------
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 16, 1998           NETOPIA, INC.

                                 (Registrant)



                                 By:  /s/ James A. Clark

                                 James A. Clark

                                Vice President and Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial Officer)