Form 10-K405
period 1999-09-30
NETOPIA INC
filed 1999-12-29
CIK 1012482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended September 30, 1999 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from          to

                         Commission file number 0-28450

                               ----------------

                                 NETOPIA, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                    94-3033136
        (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                 Identification Number)

                            2470 Mariner Square Loop
                           Alameda, California 94501
          (Address of principal executive offices, including Zip Code)

                               ----------------

                                 (510) 814-5100
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-
K. Yes [X] No [_]

   As of December 1, 1999 there were 16,240,651 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on The Nasdaq Stock Market on December 1, 1999 was approximately $751,276,458.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's definitive Proxy Statement for its Annual Stockholders Meeting to be held on February 29, 2000 is incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NETOPIA, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----

                                                    PART I

ITEM 1.     Description of Business................................................................   2

ITEM 2.     Properties.............................................................................  17

ITEM 3.     Legal Proceedings......................................................................  18

ITEM 4.     Submission of Matters to a Vote of Security Holders....................................  18

                                                    PART II

ITEM 5.     Market for Netopia's Common Stock and Related Stockholder Matters......................  19

ITEM 6.     Selected Financial Data................................................................  20

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..  22

ITEM 7(a).  Quantitative and Qualitative Disclosures About Market Risk.............................  40

ITEM 8.     Financial Statements and Supplementary Data............................................  40

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  64

                                                   PART III

ITEM 10.    Directors and Executive Officers of the Registrant.....................................  64

ITEM 11.    Executive Compensation.................................................................  65

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.........................  65

ITEM 13.    Certain Relationships and Related Transactions.........................................  65

                                                    PART IV

ITEM 14.    Exhibits, Financial Schedules and Reports on Form 8-K..................................  66

Index to Exhibits.................................................................................   67

Signatures .......................................................................................  68

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS

   Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in this Form 10-K, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the events described in this Form 10-K could seriously harm our business and that upon the occurrence of any of these events, the trading price of our common stock could decline.

Company Background

   We provide Internet and electronic commerce infrastructure that enables small and medium size businesses to easily and cost effectively connect to the Internet, establish and enhance their presence, and conduct business and electronic commerce on the Web. We offer high-speed, multi-user, plug-and-play Internet connectivity products and Web platforms for creating and hosting Web sites, creating and hosting electronic commerce stores, and conducting real-time Internet communications.

   Our Internet connectivity products enable small and medium size businesses to take advantage of high-speed Internet access technologies and, in particular, digital subscriber line (DSL). Our DSL Internet connectivity products, including routers, digital service units, filtering bridges, security appliances and modems, provide small and medium size businesses with a flexible and scaleable platform that can be easily integrated into existing business infrastructures. In addition to supporting various Internet connectivity technologies, our Internet connectivity products are designed to be plug-and-play and incorporate many value-added features such as virtual private networking and firewall protection.

   Our Web platform is a "no assembly required" Web site and electronic commerce solution that enables small and medium size businesses to easily create their own customized, interactive Web sites or electronic commerce enabled Web sites, which we call E-stores. Our Web platforms provide affordable, value-added functionality and flexibility to our users' Web sites. We have developed over 50 customizable Web site content packages for businesses across a wide range of industries. Our Web platforms also include collaboration and communication capabilities for remote groups as well as for help desk, server and Web site administrators.

   Our principal offices are located at 2470 Mariner Square Loop, Alameda, California 94501 and our telephone number is (510) 814-5100. We were incorporated in California in 1986 as Farallon Computing, Inc., and were reincorporated in Delaware in June 1996. In November 1997, we changed our corporate name from Farallon Communications Inc. to Netopia, Inc.

Events Occurring After September 30, 1999

   On October 13, 1999, we acquired StarNet Technologies, Inc. (StarNet), in a merger transaction in which StarNet merged into a newly formed, wholly owned, subsidiary of the Company. StarNet has been developing a voice channel technology architecture that allows the transmission of up to eight voice lines over a DSL line along with the simultaneous transmission of standard data packets. We intend to integrate StarNet's technology into our Internet connectivity product development and begin offering voice and data integrated access devices. Any delay in the completion of the development of the products would cause us to incur additional unplanned development expenses as well as result in the loss or deferral of customer purchases, either of which could adversely affect our business.

   We will account for the transaction under the purchase method. The aggregate consideration constituting the purchase price is approximately $27.5 million at closing which includes $1.0 million of potential earnout payments and may increase by up to an additional $4.9 million depending on the actual amount of potential earnout payments. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of "Notes To Consolidated Financial Statements."

   Our acquisitions involve numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of key employees and significant expenses and write-offs. The success of this acquisition depends upon our ability to retain the acquired employees and to timely and successfully develop, manufacture and gain market acceptance for the products and technology we acquired. If we are unable to successfully address these risks, our business may be harmed.

Industry Background

   The Internet has emerged as a vitally important global medium for communication and commerce, enabling millions of people to share information and transact business electronically. The increasing utility of the Internet and the availability of new technologies that enable advanced capabilities, such as real-time communication, collaboration and electronic commerce, are compelling businesses and other organizations to establish a Web presence. In addition, the possibility of losing a competitive edge to companies that maximize the benefits of the Internet is also a significant motivating factor for many such companies to utilize the Internet in their everyday business. These factors have compelled businesses to adopt complex network communications and computing systems in order to access the Internet.

   Changes in telecommunications regulation in the United States and globally have enabled new entrants, such as competitive local exchange carriers (CLECs), Internet service providers (ISPs) and cable companies to challenge traditional telephone companies in providing telecommunications services. Simultaneously, the demand for high-speed Internet access has grown dramatically due to the increasing use of data-intensive multimedia in Web sites and the development of electronic commerce. As a result, service providers have rushed to deploy new technologies that allow them to quickly and cost-effectively provide a full range of voice, data and video services. One such technology is digital subscriber line (DSL), which enables data transmission speeds of 128 Kbps to 52 Mbps using the existing copper wire infrastructure. DSL delivers "always on" availability, eliminating the tedious dial-up process associated with traditional modem technologies. DSL is a point-to-point technology that connects the end user to a telecommunications service provider's central office, or to an intermediate hub. DSL equipment is deployed at each end of the copper wire and the transmission speed depends on the length and condition of the existing wire. Thus, growing competition in the telecommunications industry and the proliferation of DSL have greatly increased the availability and lowered the cost of high-speed Internet access.

   The Small Business Administration defines small businesses as those with less than 100 employees. According to Access Media International, or AMI, this category of businesses currently totals approximately 15.7 million businesses in five of the leading industrialized nations, including approximately 7.2 million businesses in the United States. As a result of the proliferation of the Internet, and in an attempt to realize some of the benefits it provides, small and medium size businesses are increasingly attempting to use the Internet to maintain Web sites, access critical business information and communicate more effectively with employees, customers and business partners.

   Small and medium size businesses, however, typically do not have the internal resources necessary to establish high-speed access to or maximize the potential benefits of the Internet. For example, many of these businesses currently use low-speed, single-user, dial-up connections to the Internet. Most of these businesses also lack a well-staffed, experienced information technology department. Thus, small and medium size businesses are discovering that installing, configuring and developing Web sites and networking systems, obtaining high-speed digital services, such as DSL and arranging for an Internet connection from an Internet service provider can be costly and burdensome, even for companies with sophisticated technical support. We believe traditional vendors of Internet networking products and services historically have not offered solutions specifically designed for users who may not have access to sophisticated technical support.

   This lack of information technology resources and expertise, coupled with an industry environment that currently does little to address the needs of small and medium size businesses, has constrained the ability of many such businesses to fully realize the benefits of the Internet.

The Netopia Solution

   We provide Internet and electronic commerce infrastructure that enables small and medium size businesses to easily and cost-effectively connect to the Internet, establish and enhance their presence, and conduct business and electronic commerce on the Web. We offer high-speed, multi-user, plug-and-play Internet connectivity products and Web platforms for creating and hosting Web sites, creating and hosting electronic commerce stores, and conducting real-time Internet communications.

   Our Internet connectivity products enable small and medium size businesses to take advantage of high-speed Internet access technologies, and in particular digital subscriber line (DSL). Our customer premise DSL Internet connectivity products, including routers, digital service units, filtering bridges, security appliances and modems, provide small and medium size businesses with a flexible and scaleable platform that can be easily integrated into existing business infrastructures. In addition to supporting various Internet connectivity technologies, our Internet connectivity products are designed to be plug-and-play and incorporate many value-added features, such as virtual private networking and firewall protection.

   Our Web platforms include "no assembly required" Web site and electronic commerce solutions that enable small and medium size businesses to easily create their own customized, interactive Web sites or electronic commerce enabled Web sites, which we call E-stores. These Web site services provide affordable, value-added functionality and flexibility to our users for their Web sites. We have developed over 50 customizable Web site content packages for businesses across a wide range of industries. Our Web platforms also include collaboration and communication capabilities for remote groups as well as for help desk, server and Web site administrators.

   We have developed extensive relationships that provide wide distribution of our products and enable us to help our customers install complete, plug-and-play Internet and electronic commerce infrastructure that is reliable, cost-effective and easy to use. Our relationships include Internet service providers
(ISPs) such as PSINet and Verio, Internet portals such as Netscape Netcenter and Citigroup's Bizzed.com, and competitive local exchange carriers (CLECs) such as NorthPoint Communications, Rhythms NetConnections and Covad. In addition, we have established relationships with telecommunications equipment suppliers, such as Carrier Access, Copper Mountain, Nokia and Lucent and our development relationships with next generation technology providers CopperCom, Jetstream Communications and TollBridge Technologies.

Strategy

   Our objective is to be a leading provider of Internet and electronic commerce infrastructure that enables small and medium size businesses to easily and cost-effectively connect to the Internet, establish and enhance their presence and conduct business and electronic commerce on the Web. Key elements of our strategy include the following:

  . Target The Small And Medium Size Business Market. We target small and medium size businesses that seek high-speed Internet connectivity, Web site creation and hosting, and electronic commerce products and services. We believe the demand for these services is rapidly growing and underserved by other vendors of Internet products and services. We believe small and medium size businesses generally do not have the financial resources or technical expertise necessary to establish and maintain a competitive Web presence. As a result, this market requires plug-and-play products and services which are easy to use and cost-effective. We believe that we have developed a specific expertise in serving the needs of this market. We intend to continue to develop products and services that meet these needs.

  . Leverage Strategic Relationships With Internet Service Providers,
    Internet Portals And Other Distribution Channels. We believe that the distribution channels for high-speed Internet access and broadband Internet applications are converging. Our combined Internet connectivity and Web platform products provide competitive differentiation and have enabled us to establish strong distribution relationships and recruit new strategic partners. Our relationships include Internet service providers
    (ISPs) such as PSINet and Verio, Internet portals such as Netscape Netcenter and Citigroup's Bizzed.com and competitive local exchange carriers (CLECs) such as NorthPoint Communications, Rhythms NetConnections and Covad. In addition, we have established relationships with telecommunications equipment suppliers, such as our relationships with Carrier Access, Copper Mountain, Nokia and Lucent and our development relationships with next generation technology providers CopperCom, Jetstream Communications and TollBridge Technologies. We intend to leverage and expand these successful distribution relationships and take further advantage of opportunities to cross-sell our products and services.

  . Provide Complete, Plug-And-Play Customer Premise DSL Internet
    Connectivity Products. We provide a comprehensive suite of customer premise DSL Internet connectivity products. Our multi-user, plug-and-play products provide affordable, high-speed Internet connectivity. Our products include routers, modems, bridges, security appliances and digital service units. We also provide value-added, proprietary applications which increase the functionality of our connectivity solutions, including encryption, virtual private network and firewall protection. We intend to continue to develop new generations of our equipment for emerging DSL standards. We also intend to continue to add functionality, such as integrated voice and data access devices resulting from our acquisition of StarNet, which will enable us to meet the changing needs of small and medium size businesses and to further differentiate our products.

  . Enable Small And Medium Size Businesses To Leverage The Internet. We provide robust Web platforms for easily creating, enhancing and hosting Web sites, and providing electronic commerce capability. We have developed over 50 different Web site content packages. These provide industry-specific design, data and functionality, which can be used as is, or can be easily customized to meet specific end-user needs. Our Web platforms also provide real-time Internet communication and collaboration capabilities. We intend to enhance our Web platforms to include new features and functionality, including additional industry content packages and further ability to create and remodel Web sites with minimal technical expertise.

  . Maintain And Extend Technology Leadership. We believe that we have industry-leading, high-speed Internet connectivity products and Web platform services. We believe an important competitive advantage is the ability to fully integrate our products into those of other telecommunications equipment providers. We also believe that timely introduction of our products and services is necessary for our success. We therefore have developed close working relationships with leading central office equipment providers such as Copper Mountain and Nokia. For example, through our relationship with Copper Mountain, we have fully integrated our DSL equipment into Copper Mountain's central office architecture. We believe this was the first such product available. We will continue to develop relationships with other leading central office equipment providers, and we intend to integrate future generations of our DSL equipment into their architectures. In addition, we will continue to provide our customers with new functionality by developing relationships with providers of related and complementary technologies. For example, we have relationships with leading voice over DSL gateway developers Jetstream Communications, TollBridge Technologies and CopperCom. Furthermore, we will continue to incorporate new features and functionality into our Web platform products and services, either through internal development or by acquiring technology where appropriate, to enable small and medium size businesses to conduct an increasingly broad range of business activities on the Web.

  . Leverage Brand Name Recognition And Customer Support Infrastructure. We believe that we have established a leading brand name with companies seeking high-speed DSL Internet connectivity and Web platform services. In addition, we believe that we are recognized by distribution partners and end-users as providers of outstanding customer service and support. We believe that continuing to strengthen the Netopia brand name will facilitate market acceptance of new products and services. We intend to leverage our reputation and expertise in providing complete, easy-to-use, plug-and-play solutions to more fully penetrate our target market. In addition, we will continue to leverage our positive brand name recognition and our customer support organization to promote the sale of our products and services.

Products and Services

   We provide Internet and electronic commerce infrastructure that enables small and medium size businesses to easily and cost-effectively connect to the Internet, establish and enhance their presence, and conduct business and electronic commerce on the Web. We offer high-speed, multi-user, plug-and-play Internet connectivity products and Web platforms for creating and hosting Web sites, creating and hosting electronic commerce stores, and conducting real-time Internet communications.

 Internet Connectivity Products

   Our Internet connectivity products provide cost-effective, high-speed, multi-user, plug-and-play solutions for Internet access. Our customer premise Internet connectivity products offer small and medium size businesses the flexibility to use the communication technology which best meets their needs for economy and performance. Our Internet connectivity products are summarized in the following table.

                                                                  Estimated
   Internet Access                                               U.S. Street
     Technology       Our Products    Functions and Features        Price
-----------------------------------------------------------------------------
 Digital Subscriber  Routers*       Provide a shared and          $450-$700
 Line (DSL)                         permanent connection to
                                    the Internet at speeds up
                                    to 1.6 Mbps and offer a
                                    cost-effective solution
                                    for customers that
                                    require an "always on"
                                    Internet presence for
                                    applications such as
                                    hosting a Web server or
                                    conducting electronic
                                    commerce through an
                                    online store.
-----------------------------------------------------------------------------
                     Integrated     Provide a high-               $100-$150
                     Access Device  performance DSL module to
                     Modules        enable Carrier Access
                                    Corporation, or CAC, to
                                    integrate voice and data
                                    over digital subscriber
                                    line technology. Also, by
                                    using, the CAC Access
                                    Bank II/SDSL product in
                                    combination with our DSL
                                    routers, digital service
                                    units or filtering
                                    bridges, customers have a
                                    cost-effective method of
                                    utilizing the same T1
                                    line for both their voice
                                    and data needs.
-----------------------------------------------------------------------------
                     Digital        Provide a cost-effective      $650-$700
                     Service Units* method to migrate
                                    Internet access from a T1
                                    or 56K digital dataphone
                                    service connection to DSL
                                    without having to replace
                                    or disrupt current
                                    network hardware or
                                    infrastructure.
-----------------------------------------------------------------------------
                     Filtering      Provide a shared,             $650-$700
                     Bridges*       permanent connection to
                                    the Internet using the
                                    simplicity of a bridged
                                    connection with the added
                                    security of packet
                                    filtering and Internet
                                    protocol (IP) based
                                    remote management.
-----------------------------------------------------------------------------
                     Security       Provide customers with      $2,800-$3,000
                     Appliances     "always on" Internet
                                    connections, such as DSL,
                                    cost effective, high
                                    performance firewall
                                    protection with virtual
                                    private networking and
                                    bandwidth allocation.
-----------------------------------------------------------------------------
                     Modems*        Provide single users and      $275-$325
                                    small local area networks
                                    a dedicated connection to
                                    the Internet with upload
                                    and download speeds up to
                                    1.04 Mbps
-----------------------------------------------------------------------------
                     *These DSL products include models that are fully
                     integrated with Copper Mountain's CopperView management
                     for CopperEdge central office access concentrators. This
                     full integration enhances the reliability, ease-of-use
                     and management functions of each of our DSL products.
                     These products are also interoperable with Lucent's
                     Stinger and Nokia's ATM/DSL D50 Speedlink digital
                     subscriber line central office access concentrators.
-----------------------------------------------------------------------------
 Cable               Routers        Provide a shared              $500-$600
                                    connection to the
                                    Internet through
                                    theEthernet port on a
                                    cable modem.
-----------------------------------------------------------------------------
 TI and Frame Relay  Routers        Provide a dedicated,         $800-$1,300
                                    high-speed, shared
                                    connection to the
                                    Internet through a
                                    traditional T1 leased
                                    line service.
-----------------------------------------------------------------------------
 Integrated Services Routers        Provide shared Internet      $450-$1,100
 Digital Network                    access at speeds up to
 (ISDN)                             128 Kbps over an
                                    integrated services
                                    digital network phone
                                    line.
-----------------------------------------------------------------------------
 56K Digital         Routers        Provide a shared,            $800-$1,050
 Dataphone Service                  dedicated connection to
                                    the Internet at 56 Kbps
                                    or 64 Kbps speeds through
                                    a traditional digital
                                    dataphone leased line
                                    service.
-----------------------------------------------------------------------------
 Dual Analog         Routers        Provide an entry-level        $600-$700
                                    solution for Internet
                                    connections that will
                                    work over standard analog
                                    phone lines. By
                                    aggregating as many as
                                    three analog telephone
                                    lines, our dual analog
                                    routers provide shared
                                    Internet access at speeds
                                    up to 168 Kbps.

Internet Connectivity Products' Value-Added Features

   In addition to supporting various Internet connectivity technologies, our Internet connectivity products are designed to be plug-and-play and incorporate many value-added features. We believe these features provide small and medium size businesses with additional ease-of-use, security and cost savings benefits, and differentiate our Internet connectivity products from those of our competitors. Some of these features include:

  . A design architecture that allows customers to change to faster Internet connectivity technologies by simply exchanging the wide area network module card within the router. For example, a business that currently uses our integrated services digital network (ISDN) router can upgrade the router to support higher speed DSL technology by simply replacing the wide area network module card rather than having to purchase an entirely new router;


 [Depiction of expanded view of Internet router, exposing the wide area network card]



  . Built-in secure virtual private networking to interconnect remote offices, mobile workers and businesses over the Internet. Optional hardware acceleration for encryption and compression enhances virtual private networking performance;

  . Built-in firewall to protect businesses from intruders accessing a network from the Internet;

  . An integrated Ethernet hub with an uplink switch to easily create or expand a local area network;

  . An automated startup application that allows plug-and-play router configuration and Web monitoring that displays real-time router connection information;

  . An integrated dynamic host configuration protocol (DHCP) server to automate the configuration of computers on a local area network, and an integrated dynamic host configuration protocol client to automate configuration of the wide area network ports on the router;

  . Network address translation (NAT) to provide the convenience and economy of using one or a few internet protocol addresses while hiding the local area network's internet protocol addresses from intruders;

  . An integrated trivial file transfer protocol (TFTP) client that allows rapid downloading of updated router operating software, or firmware, to allow users faster access to enhanced router functionality; and

  . Support for multiple protocol routing so networks which operate on different protocols can be connected.

   We also offer buyers of our Internet connectivity products "Customer Care, Guaranteed!" service programs, including "Up & Running, Guaranteed!" These service programs assist customers in ordering and provisioning the telecommunication carrier line, and obtaining and establishing their service from an Internet service provider. These programs also provide for the remote configuration of the router, assist in the installation and configuration of the client server software and provide technical support for our product line. Toll-free technical support is included with this service program for 60 days, with extended service programs available for up to three years.

   We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, reliability and compatibility. For example, we anticipate that voice over DSL technology will become an important feature of future DSL router products. As a result, we believe we will need to successfully develop, introduce and market voice over DSL functionality in our products. Additionally, we will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of all of our DSL products. Currently, our router products are fully integrated with Copper Mountain's CopperView management for CopperEdge central office access concentrators and are interoperable with Lucent's Stinger and Nokia's ATM/DSL D50 Speedlink digital subscriber line central office access concentrators. However, we may not be able to successfully develop, introduce, enhance or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

Web Platforms

   Our Web platforms enable small and medium size businesses and other organizations to utilize the benefits of having a Web presence, conducting electronic commerce and communicating in real time with customers and colleagues over the Internet. Our Web platform products and services are summarized in the following table.

                                                                                                                          Estimated
        Supported            Our Products                                                                                U.S. Street
        Platforms            and Services                              Functions and Features                               Price
------------------------------------------------------------------------------------------------------------------------------------
Netscape Navigator or      Web sites          Provide an easy-to-use and cost-effective way to set up a Web site on          $20
Microsoft Internet                            the Internet without requiring any knowledge of hypertext markup            per month
 Explorer versions 3.02                       language (HTML), programming skills or a technical staff to maintain
 and higher                                   the site. As part of our Web site platform, we have created over 50 Web site content packages targeted to an industry or common interest group.
                                              Our Web site content packages are ''no assembly required'' Web sites that come pre-populated with information and functionality useful to that targeted industry or group. We currently offer Web site content packages for the following business categories:

                                              Air Conditioning Vendors      Doctors                 Mortgage Brokers
                                              Animal Breeders               Electronics Stores      Portfolio Managers
                                              Antique Dealers               Entertainers            Publishers
                                              Appliance Shops               Financial Planners      Real Estate Brokers
                                              Arts and Craft Stores         Florists                Recruiters
                                              Beauty Salons                 Furniture Stores        Restaurants
                                              Bed and Breakfasts            Golf Shops              Sales Professionals
                                              Bicycle Shops                 Health Care Services    Securities Analysts
                                              Boutiques                     Health Clubs            Software Firms
                                              Building Contractors          Home Inspectors         Specialty Services
                                              Car Dealerships               Home Offices            Tax Consultants
                                              Career Counselors             Insurance Brokers       Toyshops
                                              Caterers                      Janitorial Services     Transport Providers
                                              Clergy                        Journalists             Travel Agents
                                              Consultants                   Kennels                 Tutors
                                              Couriers                      Landscapers             Wine Stores
                                              Day Care Providers            Lawyers
                                              Dentists                      Manufacturers
------------------------------------------------------------------------------------------------------------------------------------
Netscape Navigator or      E-stores           Enable users to upgrade their Web site in order to sell their product       $60-$150
Microsoft Internet                            or service over the Internet without requiring any knowledge of             per month
 Explorer  versions 3.02                      hypertext markup language (HTML), programming skills or a technical
 and higher                                   staff to maintain the store. Product catalog Web pages in the Web site are enhanced with shopping cart functionality and credit card capture and authorization capabilities to offer a seamless shopping experience for the Web site visitor. E-store owners have complete back-end financial reconciliation for their electronic transactions.
------------------------------------------------------------------------------------------------------------------------------------
Sun Solaris v2.51 or       Site server        Enables Internet service providers, competitive local exchange             Individual
 higher and Netscape                          carriers, Internet portals, associations and others to offer their           pricing
 Enterprise Server 3.5.1                      members or customers hosted Web sites and electronic commerce stores
 or higher                                    using our entire Web platform.
------------------------------------------------------------------------------------------------------------------------------------
Windows 3.X                Timbuktu Pro       Enables users to communicate and collaborate in real time over the          $20-$90
Windows 95                                    Internet and within Intranets with other Timbuktu Pro users. Our            per seat
Windows 98                                    Timbuktu Pro product family also includes Timbuktu Web Seminar for
Windows NT                                    Internet conferencing and netOctopus network systems management tools.
Mac OS
------------------------------------------------------------------------------------------------------------------------------------

   Some companies are offering Web presence and enhancement products at no cost. In some instances, we believe these companies are not charging for such products and services because they are generating revenue from their Web sites from other sources, such as advertising or subscription fees. If such free products and services become widely used, the market for our Web platform products may be more limited.

   We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance Web site hosting services for our customers. In addition, our servers are located at third-party facilities. Failure or poor performance by the third parties with which we contract to maintain our servers, hardware and software, could lead to interruption or deterioration of our Web site hosting services. Additionally, a slowdown or failure of our systems due to an increase in the use of the Web sites we currently host, or due to damage or destruction of our systems for any reason, could also lead to interruption or deterioration of our Web site hosting services. If there is an interruption or a deterioration of our Web site hosting services, our reputation would be seriously harmed and, consequently, sales of our products and services could decrease. If such circumstances do arise in some future period, in order to retain current customers and attract new customers, we may have to provide our Web site hosting services at a subsidized price or even at no cost. In addition, if our Web site hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers.

Strategic Distribution Relationships

   We have developed many strategic relationships related to the distribution of our products. These relationships are listed in the following table.

                                                                                    Internet
  Distribution                                                                    Connectivity         Web
    Channel                                     Company                             Products        Platforms
------------------------------------------------------------------------------------------------------------------------
Internet Service Providers                  Bell Atlantic                               X
                                            Big Planet                                                  X
                                            Bell South                                  X
                                            British Telecom                             X
                                            Concentric Network                          X               X
                                            Earthlink Network                           X               X
                                            Epoch Networks                              X
                                            France Telecom (Wanadoo)                    X               X
                                            Freeserve                                                   X
                                            PSINet                                      X
                                            Telecom Italia (Telecom Italia Net)         X               X
                                            UUNET Technologies                          X
                                            Verio (and over 400 additional Internet     X
                                            service providers)
------------------------------------------------------------------------------------------------------------------------
Competitive Local Exchange Carriers (CLECs) Birch Telecom                               X               X
                                            Covad Communications                        X
                                            DSL.net                                     X
                                            ICG Communications                          X
                                            Jato Communications                         X               X
                                            KKF.net                                     X
                                            MCIWorldCom                                 X
                                            NorthPoint Communications                   X
                                            Rhythms NetConnections                      X
------------------------------------------------------------------------------------------------------------------------
Internet Portals and Industry Associations  American Dental Association                                 X
                                            (ADA Electronic Commerce Company)
                                            Citigroup Inc.'s Bizzed.com                                 X
                                            Tribune Co.'s Blackvoices.com                               X
                                            Yahoo! GeoCities                            X
                                            Intuit quicken.com                                          X
                                            National Home Office Association                            X
                                            Netscape Netcenter                                          X
                                            theseniornetwork.com                                        X
                                            Virgin Biznet                                               X
------------------------------------------------------------------------------------------------------------------------
Two-Tier Distributors                       Ingram Micro                                X               X
                                            Merisel                                     X               X
                                            Softway International                       X               X
                                            Tech Data                                   X               X
------------------------------------------------------------------------------------------------------------------------

Strategic Product Development Relationships

   We have developed many strategic relationships related to product development. These relationships are listed in the following table.


             Product Development                          Company                          Product
------------------------------------------------------------------------------------------------------------------------
Digital Subscriber Line                         Alcatel                           DSL Internet connectivity products
                                                Carrier Access Corporation
                                                Copper Mountain
                                                Lucent
                                                Nokia
                                                Virata
------------------------------------------------------------------------------------------------------------------------
Voice over Digital Subscriber Line              CopperCom                         DSL Internet connectivity products
                                                Jetstream Communications
                                                TollBridge Technologies
------------------------------------------------------------------------------------------------------------------------
Electronic Commerce                             Concentric Network                E-store
                                                CyberCash
                                                CyberSource
                                                Intershop Communications
                                                WebOrder
------------------------------------------------------------------------------------------------------------------------
Internet/Intranet Communications                Allen Systems Group               Timbuktu Pro
                                                Computer Associates
                                                Microsoft
                                                Pixion (PictureTalk)
                                                Remedy
                                                Tivoli Systems
------------------------------------------------------------------------------------------------------------------------

Distribution, Sales and Marketing

   We sell our products and related maintenance, support and other services through distributors, Internet service providers (ISPs), telecommunications service providers, value-added resellers (VARs) and directly by us. Historically, a significant portion of our revenues have been generated by selling our products through two-tier distribution channels and we expect this trend to continue. Our marketing strategy is to achieve broad market penetration by utilizing multiple distribution channels including the use of two-tier distributors, direct sales and telemarketing, portals, Internet service providers, telecommunications providers, value-added resellers and electronic marketing and distribution. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Two-Tier Distributors. Our major distributors in North America are Ingram Micro and Tech Data which distribute our products to Internet service providers, resellers, value-added resellers, dealers and dealer chains. Internationally, we distribute our products through approximately 63 distributors in 32 countries. In Europe, distributors sell primarily in France, Italy and the United Kingdom, and, in the Pacific Rim, distributors sell primarily in Japan. We provide periodic training in the development of Internet and electronic commerce infrastructure to value-added resellers who purchase our products primarily from distributors, and we have recruited approximately 1,500 Internet value-added resellers for the sale of our products. Our agreements with distributors can generally be terminated without cause and do not provide for minimum purchase commitments. Additionally, the agreements provide price protection and grant the distributors limited rights to return unsold inventories of our products in exchange for new purchases. Ingram Micro has accounted for:

  . 10% of our total revenues for the fiscal year ended September 30, 1999;

  . 12% of our total revenues for the fiscal year ended September 30, 1998;
    and,

  . 14% of our total revenues for the fiscal year ended September 30, 1997.

   No other customers during the fiscal years ended September 30, 1999, 1998 and 1997 accounted for 10% or more of our total revenues. We do not have a purchase contract with Ingram Micro that obligates them to continue to purchase our products. As a result, Ingram Micro could cease purchasing our products at any time.

   Our revenues will decline and our losses will increase if we lose one or more of our significant distributors or customers or if our key distributors or customers reduce or delay purchases of our products. During the fiscal year ended September 30, 1999, our top three customers and distributors who each individually represented at least 5% of our total revenues accounted for approximately 21% of our total revenues as a group. In this period, sales to Ingram Micro represented approximately 10% of our total revenues. In the years ended September 30, 1998 and 1997, our distributors and customers who each individually represented at least 5% of our total revenues accounted for approximately 16% and 20% of our total revenues, respectively. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time.

   Internet Service Providers And Telecommunications Providers (Including Competitive Local Exchange Carriers). We have formed strategic relationships with Internet service providers and telecommunication providers that assist us in developing, distributing and marketing our products. For example, to assist customers in establishing their Internet access, Web sites and/or E-stores, and to increase sales of our products, we have formed, over several years, strategic relationships with PSINet, Verio, Concentric Network, UUNET Technologies, France Telecom and approximately 400 other Internet service providers. More recently, our extensive Internet service provider relationships facilitated our development of relationships with emerging competitive local exchange carriers, such as NorthPoint Communications, Rhythms NetConnections, Jato Communications and Covad Communications.

   The purchasers of our DSL Internet connectivity products are primarily emerging competitive telecommunications service providers such as NorthPoint Communications and Covad Communications. We depend upon the ability of such competitive telecommunications service providers to successfully offer DSL services. These competitive telecommunications service providers are competing with traditional regional telephone companies. Traditional regional telephone companies may have a number of competitive advantages over their new competitors, including greater resources, name recognition and access to customers. Also, traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install DSL equipment at the regional telephone companies' central offices.

   Internet Portals And Industry Associations. We utilize common interest communities to assist us in developing, distributing and marketing our products. Historically, large numbers of Internet users initiated their entry to the Internet through Web sites which provided an organized view across numerous, unrelated potential areas of interest. These Web sites are known as horizontal portals. Increasingly, Web sites are being created which serve as an Internet entry point to more narrowly focused common interest groups. These Web sites are known as vertical portals. Additionally, industry organizations, professional groups, franchise organizations and other common interest groups are utilizing the Internet to conduct business. We believe each of these groups concentrates users and/or organizations whose needs can be served by our products. To increase sales of our products, we have established licensing and/or revenue sharing arrangements with horizontal portals (such as Netscape Netcenter and Yahoo!GeoCities), vertical portals (such as American Dental Association and theseniornetwork.com) and other common interest groups (such as National Home Office Association).

   Direct Sales To Business Customers. Our direct sales and telemarketing force focuses on large opportunities to sell our products to business customers. Our sales force assists end users by providing solutions for their needs related to Internet connectivity, establishing and enhancing their presence, and conducting business on the Web, including electronic commerce, communication and collaboration. In addition, the sales force provides pre-sales, promotional and order management support to distributors, Internet service providers, telecommunications service providers, Internet portals, resellers and value-added resellers, identifies new opportunities for product development and provides general market information to management. Timbuktu Pro software is currently the primary product sold through this channel. We intend to expand sales of our products through this channel by contracting with new telesales organizations and opening an additional international telesales office.

   Other Marketing. We utilize several other marketing programs, such as our online Web site, trade advertising, participation in trade shows and press briefings on strategy and new products to support the sale and distribution of our products. Through these marketing programs, we seek to build brand name recognition, stimulate demand and inform distribution channels about the capabilities and benefits of our products.

Customer Service and Support

   We believe that effective customer support is a key criterion used in selecting our products. Network managers and administrators, Internet service providers, value-added resellers (VARs), distributors, resellers, consultants and other experienced technical experts utilize our toll-free telephone support lines, fax and online support services to access our internal technical databases and support personnel. Additionally, support personnel are trained to satisfy the needs of customers and end users who are not technical experts and do not have access to sophisticated technical support. We believe that our support programs have been successful in creating brand loyalty through our focused support of the specialized needs of these customers and end users, and through the easy-to-use, plug-and-play design of our products.

   With "Customer Care, Guaranteed!" service programs including "Up and Running, Guaranteed!," we remotely configure our Internet routers and assist users in setting up service with the user's telephone company and Internet service provider. Once unique in the industry, this concept has been adopted by a number of our competitors. However, we believe that our program remains the most comprehensive in the market. Our expertise in solving technical problems enables us to commit our resources to analyze any problem a customer or end user may have, even if it involves a product from another company. The effect of these activities is to build customer loyalty to us as the single source for Internet connectivity solutions.

Research and Development

   We believe that our future business and operating results depend in part on our ability to continue to enhance existing products and develop new products in a timely manner. We continuously evaluate the needs of our distribution channel partners and end users to provide them with new products incorporating new technologies and standards.

   We are focused on delivering Internet connectivity products to meet the voice and data needs of small and medium size businesses. These products are expected to include a family of integrated access devices that combine voice and related services, such as high quality dial tone, caller identification, call waiting and three-way calling, and data services, such as routing and security, over DSL. In addition, we intend to continue to integrate future generations of our DSL equipment into the leading central office equipment providers' architectures and to develop additional DSL technologies on existing and new routing platforms.

   Our Web platforms have been designed to facilitate the integration of both current and future Internet technologies. We will continue to add new capabilities to these products, including a platform for easy-to-use Web site enhancement, advanced addressing techniques, electronic commerce reporting enhancements, faxing, video and multimedia presentations. All functionality will be accessible from standard PCs running standard Internet browsers. Future enhancements will also accommodate new computer systems, including handheld computers, wireless devices and other new popular platforms.

   We have historically devoted a significant amount of our resources to research and development. Research and development expenses were $9.2 million for the fiscal year ended September 30, 1999 and $7.2 million for each of the fiscal years ended September 30, 1998 and 1997. We expect to continue to devote substantial resources to product and technological development.

Competition

   The markets for our products, services and subscribers are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of our products. We expect competition to intensify as current competitors expand their product and service offerings and new competitors enter the market. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

   Competitors vary in size, scope and breadth of the products and services offered. Our current and prospective competitors include original equipment manufacturers, product manufacturers of Internet connectivity products, developers of Internet presence and Web site software and developers of remote control and collaboration software.

   In the Internet connectivity products market, we compete primarily with 3Com, Lucent Technologies, Cayman Systems, Cisco Systems, Efficient Networks, FlowPoint, Ramp Networks and several other companies. In addition to these competitors, there have been a growing number of announcements by other companies that they intend to enter the DSL router market. Further, some competitors offer low-cost or no-cost support programs that are similar to our "Up & Running, Guaranteed!" program.

   In the market for Web sites and electronic commerce platforms, we compete with Homestead Technologies, IBM, Inc. Online, Site Architects, Sitematic, Verio, Yahoo!Geocities and several other companies. In the market for our remote control and enterprise software, we compete primarily with Computer Associates, Intel, Microcom (Compaq), Microsoft, Vector Networks, Stac Software, Symantec, Tivoli Systems (IBM) and several other companies.

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

   We believe that the principal competitive factors in our markets are:

  .  Product feature, function and reliability;

  .  Customer service and support;

  .  Price and performance;

  .  Ease of use;

  .  Brand name recognition;

  .  Strategic alliances;

  .  Size and scope of distribution channels;

  .  Timeliness of new product introductions;

  .  Breadth of product line; and

  .  Size and loyalty of customer base.

   We cannot assure you that we will be able to compete successfully in the future. Our inability to successfully compete would seriously harm our business.

Intellectual Property And Other Proprietary Rights

   Our ability to compete is dependent in part on our proprietary rights and technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We generally enter into confidentiality or license agreements with our employees, resellers, distributors, customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. However, in some instances, we may find it necessary to release our source code to certain parties. For example, we entered into a product development agreement pursuant to which we released certain source code to a third party in the People's Republic of China.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information. For example, in selling our Timbuktu Pro software, we often rely on license cards that are included in our products and are not signed by licensees. Therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries where our products are or may be manufactured or sold, particularly developing countries including various countries in Asia, such as the People's Republic of China, do not protect our proprietary rights as fully as do the laws of the United States. We rely upon certain software, firmware and hardware designs that we license from third parties, including firmware that is integrated with our internally developed firmware and used in our products to perform key functions. We cannot be certain that these third-party licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, such licenses could result in shipment delays or reductions until equivalent firmware is developed, identified, licensed and integrated which would seriously harm our business.

Employees

   As of December 1, 1999, we employed 271 persons, including 82 in sales and marketing, 91 in research and development, 45 in customer service and support, 27 in manufacturing operations, and 26 in general and administrative functions. We also contract with consultants who provide us short and long-term services in various areas of our business.

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

ITEM 2. PROPERTIES

   Each of the facilities we occupy is leased for a term of one to nine years. We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. Since our California facilities are located near major earthquake fault lines, in the event of a major earthquake, our business could be seriously harmed.

   We currently lease:

  . 49,000 square feet of office space for our headquarters in Alameda, California. This site is used for research and development, administration, customer service and sales and marketing activities. We have leased this facility for a five-year term, expiring on December 31, 2002. We have a five-year renewal option on this facility which, if exercised, would commence on January 1, 2003.

  . A portion (currently approximately 14,500 square feet) of a 29,000 square foot warehouse in San Leandro, California to accommodate our distribution center, where we receive and maintain our inventory and ship our products. This facility is currently subleased from Farallon Communications, an affiliate of Gores Technology Group, for a term expiring on December 31, 2002.

  . 7,000 square feet of research and development office space in Lawrence, Kansas. This facility is currently leased for a one-year term, expiring on June 30, 2000.

  . 7,000 square feet of research and development office space in Fremont, California. This facility is currently leased for a five-year term, expiring on December 1, 2004.

  . 4,500 square feet of sales office space in Dallas, Texas for our software telesales group. The facility is currently leased for a five-year term, expiring on July 31, 2003.

  . 4,250 square feet of research and development office space in Orem, Utah. The facility is currently leased for a three-year term, expiring February 28, 2002.

  . Other office space with less than 2,000 square feet per location in Paris, France; Neunkirchen am Brand, Germany; Maastricht, The Netherlands; Springfield, Virginia; and San Jose, California used primarily for sales and research and development.

ITEM 3. LEGAL PROCEEDINGS

   From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of our security holders during the fourth quarter ended September 30, 1999.

                                    PART II

ITEM 5. MARKET FOR NETOPIA'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Since our initial public offering in June 1996, our common stock has been traded on the Nasdaq National Market under the symbol NTPA. The following table sets forth the range of quarterly intra-day high and low sale prices of our common stock on the Nasdaq National Market for the last three fiscal years ended September 30, 1999, 1998 and 1997.

                                      1999            1998           1997
                                 --------------- -------------- --------------
                                  High     Low    High    Low    High    Low
                                 ------- ------- ------- ------ ------- ------
Fourth fiscal quarter ended
 September 30................... $42.625 $17.375 $11.500 $4.375 $7.8125 $4.125
Third fiscal quarter ended
 June 30........................  37.000   8.250  10.875  5.625   5.500  3.500
Second fiscal quarter ended
 March 31.......................  9.9375   5.250   6.375  4.125   6.500  4.000
First fiscal quarter ended
 December 31.................... $11.250 $ 3.625 $ 9.000 $5.000 $15.250 $6.125

   On December 1, 1999, the closing price of our common stock as reported on the Nasdaq National Market was $54.00 per share.

   The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

  . Variations in our quarterly operating results;

  .  Changes in securities analysts' estimates of our financial performance;

  .  Changes in market valuations of similar companies;

  . Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  . Losses of major customers or the failure to complete significant licensing transactions;

  .  Additions or departures of key personnel; and

  . Fluctuations in the stock market price and volume, which are particularly common among highly volatile securities of companies in our industry.

   We have a limited number of stockholders that hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall.

   In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could in the future be a target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

ITEM 6. SELECTED FINANCIAL DATA

   In the tables below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the fiscal years ended September 30, 1999, 1998, 1997, 1996 and 1995. These consolidated financial statements have been audited by KPMG LLP, our independent auditors.

   When you read this selected financial data, it is important that you read it along with Management's Discussion and Analysis of Financial Condition and Results of Operations, the historical consolidated financial statements and related notes included elsewhere in this prospectus.

                                     Fiscal years ended September 30,
                                 ---------------------------------------------
                                   1999      1998     1997     1996     1995
                                 --------  --------  -------  -------  -------
                                    (in thousands, except for per share
                                                 amounts)
Revenues........................ $ 44,151  $ 24,836  $20,170  $16,718  $ 6,569
Cost of revenues................   16,243     7,955    6,396    3,811      674
                                 --------  --------  -------  -------  -------
    Gross profit................   27,908    16,881   13,774   12,907    5,895
Operating expenses:
  Research and development......    9,211     7,201    7,177    7,603    5,905
  Selling and marketing.........   20,221    14,404   11,288    9,410    4,463
  General and administrative....    3,654     3,380    2,945    2,835    2,364
  Acquired in-process research
   and development (1)..........    4,205       --       --       --       --
  Amortization of goodwill (2)..      543       --       --       --       --
                                 --------  --------  -------  -------  -------
    Total operating expenses....   37,834    24,985   21,410   19,848   12,732
                                 --------  --------  -------  -------  -------
    Operating loss..............   (9,926)   (8,104)  (7,636)  (6,941)  (6,837)
Other income, net...............    2,066     2,222    1,869    1,040      815
                                 --------  --------  -------  -------  -------
    Loss from continuing
     operations before
     income taxes...............   (7,860)   (5,882)  (5,767)  (5,901)  (6,022)
Income tax provision (benefit)
 (3)............................      --      2,155   (2,217)  (4,619)  (2,732)
                                 --------  --------  -------  -------  -------
    Loss from continuing
     operations.................   (7,860)   (8,037)  (3,550)  (1,282)  (3,290)
Discontinued operations, net of
 taxes (4)......................      --     (2,496)   3,021    4,983    5,796
                                 --------  --------  -------  -------  -------
    Net income (loss)........... $ (7,860) $(10,533) $  (529) $ 3,701  $ 2,506
                                 ========  ========  =======  =======  =======
Per share data, continuing
 operations:
  Basic and diluted loss per
   share........................ $  (0.60) $  (0.69) $ (0.31) $ (0.13) $ (0.36)
                                 ========  ========  =======  =======  =======
  Shares used in the per share
   calculations.................   13,092    11,687   11,335    9,890    9,148
                                 ========  ========  =======  =======  =======
Per share data, discontinued
 operations:
  Basic income (loss) per
   share........................ $    --   $  (0.21) $  0.27  $  0.50  $  0.63
                                 ========  ========  =======  =======  =======
  Diluted income (loss) per
   share........................ $    --   $  (0.21) $  0.24  $  0.46  $  0.61
                                 ========  ========  =======  =======  =======
  Common shares used in the
   calculations of basic
   income per share.............      --     11,687   11,335    9,890    9,148
                                 ========  ========  =======  =======  =======
  Common and common equivalent
   shares used in
   the calculations of diluted
   income per share.............      --     11,687   12,350   10,887    9,522
                                 ========  ========  =======  =======  =======
Per share data, net income
 (loss):
  Basic net income (loss) per
   share........................ $  (0.60) $  (0.90) $ (0.05) $  0.37  $  0.27
                                 ========  ========  =======  =======  =======
  Diluted net income (loss) per
   share........................ $  (0.60) $  (0.90) $ (0.05) $  0.34  $  0.26
                                 ========  ========  =======  =======  =======
  Common shares used in the
   calculations of basic
   net income (loss) per share..   13,092    11,687   11,335    9,890    9,148
                                 ========  ========  =======  =======  =======
  Common and common equivalent
   shares used in the
   calculations of diluted net
   income (loss) per share......   13,092    11,687   11,335   10,887    9,522

                                                    September 30,
                                       ---------------------------------------
                                        1999    1998    1997    1996    1995
                                       ------- ------- ------- ------- -------
                                                   (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
 investments.......................... $69,483 $42,095 $41,636 $37,145 $17,643
Working capital.......................  74,428  38,152  49,979  49,469  21,755
Total assets..........................  95,969  56,292  61,001  61,618  33,872
Long-term liabilities.................     544     260     361      46     218
Total stockholders' equity............ $85,079 $44,801 $53,977 $53,143 $24,279

--------
(1) As a result of our acquisitions of Serus and netOctopus in December 1998, we allocated a portion of the purchase price to in-process research and development. We allocated $3.9 million to in-process research and development related to the acquisition of Serus, and we allocated $400,000 to in-process research and development related to the acquisition of netOctopus.
(2) Amortization of goodwill represents the amounts we allocated to intangible assets related to our acquisitions of Serus and netOctopus. We are amortizing these intangible assets over four years.
(3)  See Note 6 of Notes to Consolidated Financial Statements.
(4) In August 1998, we sold our LAN Division. The disposition has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, and prior period consolidated financial statements have been restated to reflect the LAN Division's operations as a discontinued operation. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Other Factors That You Need To Be Aware Of Which May Affect Our Future Operating Results" and elsewhere in this report.

Overview

   We provide Internet and electronic commerce infrastructure that enables small and medium size businesses to easily and cost-effectively connect to the Internet, establish and enhance their presence, and conduct business and electronic commerce on the Web. We offer high-speed, multi-user, plug-and-play Internet connectivity products and Web platforms for creating and hosting Web sites, creating and hosting electronic commerce stores, and conducting real-time Internet communications.

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

   For the fiscal years ended September 30, 1999, 1998 and 1997:

  . Revenues from two-tier distributors accounted for 42%, 45% and 43% of our total revenues, respectively;

  . Our three largest distributors, in total, accounted for 19%, 21% and 24% of our total revenues, respectively; and

  . Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 10%, 12% and 14% of our total revenues, respectively. No other customers during the fiscal year ended
     September 30, 1999, 1998 and 1997 accounted for 10% or more of our total revenues.

   We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time which could seriously harm our business.

   Historically, a significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue. For the fiscal years ended September 30, 1999, 1998 and 1997, international revenues accounted for 28%, 33% and 27% of our total revenues, respectively.

   Our international revenues are currently denominated in United States dollars, and revenues generated by our international distributors are paid to us in United States dollars.

   Our revenues are derived from the sale of hardware and software products and include license revenues for our Web site server and Timbuktu Pro software, recurring revenues from our Web sites and E-stores and sales of our Internet connectivity products and fees for related services. We recognize revenue from the sale of our hardware products upon shipment. We recognize revenues from licenses of computer software provided that a firm purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. We recognize maintenance and service revenues over the period in which the services are provided. Certain of our sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. We record revenue net of an estimated allowance for returns and price protection. Any product returns or price decreases in the future that exceed our allowances may seriously harm our business. Although the Company has experienced revenue growth over the last five years, there can be no assurance that the Company will be profitable on a quarterly or annual basis.

   We provide end users of our products with a 90-day limited warranty on single-user versions of our Timbuktu Pro software and a one-year limited warranty on our Internet connectivity products. We permit end users to return Timbuktu Pro and our Internet connectivity products for replacements or for refund of the full purchase price if the products do not perform as warranted. Our Web sites are provided on an "as is" basis, and therefore we do not generally offer a warranty on this product. End users of our Web sites are offered a free 30-day evaluation period to evaluate the product prior to purchase and thereafter can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

   In our first fiscal quarter of 1999, we completed two acquisitions. In the first transaction, we purchased substantially all of the assets and assumed certain liabilities and the existing operations of Serus LLC, a Utah limited liability company (Serus). We are continuing Serus's development of a Java-based Web site editing software product which would allow Web site owners to modify and edit the appearance of their Web site through their Web browser with minimal knowledge of hypertext markup language (HTML). We have currently begun marketing the products both independently and along with our Web site and site server platform to allow users more flexibility in customizing their Web sites. In accordance with the Serus Asset Purchase Agreement, we acquired substantially all of the assets and assumed certain liabilities of Serus and its existing operations which included in-process research and development. In the second transaction, we purchased from Network Associates substantially all of the assets and assumed certain liabilities related to the netOctopus systems management software. The netOctopus software is a suite of administration tools under development that allows for simultaneous system support of multiple users across Mac OS computer networks. We have completed the development of the Windows versions of the netOctopus software products in fiscal 1999 and have begun marketing the netOctopus products both independently and along with our Timbuktu Pro enterprise software. In accordance with the netOctopus Purchase Agreement, we acquired substantially all of the assets and assumed certain liabilities related to the netOctopus software and its existing operations, which included in-process research and development.

   In our fourth fiscal quarter of 1998, we sold our LAN Division through which we had developed and sold LAN products primarily for Apple computers. The sale of the LAN Division has been accounted for as a discontinued operation and prior period consolidated financial statements have been restated to reflect the discontinuation of the LAN Division. The LAN Division's operations, products and the market in which it competed were no longer considered core to our Internet business strategy. As a result, we sold the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets, to Farallon Communications, an affiliate of Gores Technology Group, and a Delaware corporation. Farallon Communications also assumed certain accounts payable and other liabilities of the LAN Division. See Note 3 of Notes to Condensed Financial Statements.

Events Occurring After September 30, 1999

   On October 13, 1999, we closed a transaction to purchase StarNet Technologies, Inc. (StarNet), a California corporation in a merger transaction in which StarNet merged into a newly formed, wholly owned, subsidiary of the Company. StarNet has been developing a voice channel architecture that allows the transmission of up to eight voice lines over a digital subscriber line along with the simultaneous transmission of standard data packets. We intend to integrate StarNet's technology into our Internet connectivity product development and begin offering voice and data integrated access devices. Any delay in the completion of the development of the products would cause us to incur additional unplanned development expenses as well as the loss of or deferral of customer purchases, either of which could adversely affect our business.

   We will account for the transaction under the purchase method. The aggregate consideration is approximately $27.5 million at closing (which includes $1.0 million of potential earnout payments) and may increase up to an additional $4.9 million depending on the actual amount of potential earnout payments. See
Note 10 of "Notes To Consolidated Financial Statements."

   The acquisition will result in goodwill and other intangible assets of $21.8 million which will be amortized over three to four years and a one time charge for acquired in-process research and development in the amount of $5.7 million which will be recorded in the first quarter of fiscal year 2000.

   The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2000. These cash flows were discounted using a weighted average discount rate of 20%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, the Company determined the products purchased in aggregate, including products under development and completed products, to be approximately 73% complete at the time of acquisition.

   We believe we followed recent guidance disseminated by the SEC in our valuation of the assets acquired and liabilities assumed and, in particular, in the valuation of in-process research and development. However, in the event that it is determined that we did not properly value such assets and liabilities, we may have to re-state the charges to operations taken in connection with such transactions.

   In the course of integrating StarNet into our business operations, we may discover facts or circumstances that were not known nor apparent to us before we acquired StarNet or during our financial and technical due diligence reviews of StarNet. There can be no assurance that we will not encounter difficulties when integrating the operations of StarNet, or that we will achieve the specific benefits expected from the integration of StarNet. The acquisition of StarNet involves a number of additional risks, including:

  . Technical risks related to the completion of on-going development efforts;

  . Assimilation of new operations and personnel;

  . The diversion of resources from our existing business;

  . Integration of StarNet's respective equipment, product and service offerings, networks and technologies, financial and information systems and brand names;

  . Coordination of geographically separated facilities and work forces;

  . Management challenges associated with the integration of the companies;

  . Coordination of their respective engineering, selling, marketing and service efforts;

  . Assimilation of new management personnel; and

  . Maintenance of standards, controls, procedures and policies.

   The process of integrating StarNet's operations, including its personnel, could cause interruption of, or loss in momentum in our business and operational activities, including those of StarNet. In addition, StarNet's employees, who may be key to the integration effort or our ongoing operations may choose not to continue to work for us following the closing of the acquisition. Any delays in the completion of the technology development would cause us to incur additional unplanned development expenses as well as the loss or deferral of customer purchases, either of which could adversely affect our business.

Results of Operations

   The following table sets forth for the periods indicated, certain statement of operations data as well as such data expressed as a percentage of revenues.

                                                   Fiscal years ended
                                                     September 30,
                                                ----------------------------
                                                 1999       1998      1997
                                                -------   --------   -------
                                                     (in thousands)
   Statement of operations data:
   Revenues.................................... $44,151   $ 24,836   $20,170
   Cost of revenues............................  16,243      7,955     6,396
                                                -------   --------   -------
       Gross profit............................  27,908     16,881    13,774
   Operating expenses:
     Research and development..................   9,211      7,201     7,177
     Selling and marketing.....................  20,221     14,404    11,288
     General and administrative................   3,654      3,380     2,945
     Acquired in-process research and
      development..............................   4,205        --        --
     Amortization of goodwill..................     543        --        --
                                                -------   --------   -------
       Total operating expenses................  37,834     24,985    21,410
                                                -------   --------   -------
       Operating loss..........................  (9,926)    (8,104)   (7,636)
   Other income, net...........................   2,066      2,222     1,869
                                                -------   --------   -------
     Loss from continuing operations before
      income taxes.............................  (7,860)    (5,882)   (5,767)
   Income tax provision (benefit)..............     --       2,155    (2,217)
                                                -------   --------   -------
     Loss from continuing operations...........  (7,860)    (8,037)   (3,550)
   Discontinued operations:
     Income from discontinued operations, net
      of taxes.................................     --         602     3,021
     Loss on sale of discontinued operations,
      net of taxes.............................     --      (3,098)      --
                                                -------   --------   -------
       Net loss................................ $(7,860)  $(10,533)  $  (529)
                                                =======   ========   =======
   As a percentage of revenues:
   Revenues....................................   100.0%     100.0%    100.0%
   Cost of revenues............................    36.8       32.0      31.7
                                                -------   --------   -------
       Gross profit............................    63.2       68.0      68.3
   Operating expenses:
     Research and development..................    20.9       29.0      35.6
     Selling and marketing.....................    45.8       58.0      56.0
     General and administrative................     8.3       13.6      14.6
     Acquired in-process research and
      development..............................     9.5        --        --
     Amortization of goodwill..................     1.2        --        --
                                                -------   --------   -------
       Total operating expenses................    85.7      100.6     106.2
                                                -------   --------   -------
       Operating loss..........................   (22.5)     (32.6)    (37.9)
   Other income, net...........................     4.7        8.9       9.3
                                                -------   --------   -------
     Loss from continuing operations before
      income taxes.............................   (17.8)     (23.7)    (28.6)
   Income tax provision (benefit)..............      --        8.7     (11.0)
                                                -------   --------   -------
     Loss from continuing operations...........   (17.8)     (32.4)    (17.6)
   Discontinued operations:
     Income from discontinued operations, net
      of taxes.................................     --         2.4      15.0
     Loss on sale of discontinued operations,
      net of taxes.............................     --       (12.4)      --
                                                -------   --------   -------
       Net loss................................   (17.8)%    (42.4)%    (2.6)%
                                                =======   ========   =======

Fiscal Years Ended September 30, 1999, 1998 and 1997

   Revenue. Our revenues increased 77.8% to $44.1 million in fiscal 1999 from $24.8 million in fiscal 1998, which increased 23.1% from $20.2 million in fiscal 1997

   The increase in fiscal 1999 was primarily due to:

  . Increased sales of our DSL Internet connectivity products, which were not available until the latter part of our fourth quarter in fiscal 1998 in North America, and not available until fiscal 1999 internationally;

  . Increased license sales of the Web site and site server products as well as increased volume license sales of our Timbuktu Pro Windows software and acquired netOctopus products which were not available during fiscal 1998;

  . Increased sales of our integrated services digital Network (ISDN)
    Internet router internationally, primarily as a result of our relationship with France Telecom Wanadoo; and

  . Increased sales of our T1 Frame Relay and analog Internet connectivity products.

   These increases were partially offset by decreased sales of our integrated services digital network Internet routers in North America as demand for DSL products increased, and decreased sales of the Mac OS version of Timbuktu Pro software.

  . The increase in fiscal 1998 was primarily due to:

  . Increased sales of the Windows version of Timbuktu Pro software, particularly volume site licenses;

  . Increased sales of our integrated services digital network (ISDN)
    Internet router internationally, primarily as a result of our relationship with Wanadoo; and,

  . Increased sales of our frame relay Internet router in North America which was not available during the entire 1997 fiscal year.

   These increases were partially offset by decreased sales of the Mac OS version of Timbuktu Pro software and price competition related to our integrated services digital network Internet router in North America.

   During fiscal years 1999 and 1998, our Internet connectivity products, particularly our internet routers, had experienced increasing price competition from both domestic and foreign manufacturers of similar products. We expect that our Internet connectivity products will continue to experience increasing price competition as well as competition from alternative technologies. Increased price or technology competition could seriously harm our business. A substantial portion of our revenues from Internet connectivity products is derived from non-DSL routers. We anticipate that in the future the market for such non-DSL products will decrease and that sales of our non-DSL products will decline as a percentage of our total revenues. Accordingly, our revenues will not grow if we are unable to continue to introduce, market and sell our DSL Internet connectivity products.

   During fiscal years 1999 and 1998, revenues from the Mac OS version of Timbuktu Pro software were adversely affected by declining sales of Mac OS computers and Apple's loss of market share. During fiscal 2000, we expect revenue from the Mac OS version of Timbuktu Pro software to continue to decline in absolute dollars and as a percent of revenue, and we expect continued price competition related to our Internet connectivity products.

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

   International revenues increased 49.5% to $12.2 million in fiscal 1999 from $8.2 million in fiscal 1998, which increased 47.6% from $5.5 million in fiscal 1997. The increase in both fiscal 1999 and 1998 was primarily due to increased sales of our Internet routers, particularly our integrated services digital network (ISDN) Internet router as a result of the Wanadoo service. International revenues accounted for 28%, 33% and 27% of our total revenues for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. International revenues declined as a percentage of total revenues in fiscal 1999 primarily due to increasing sales of our Internet connectivity and Web platform products in the United States.

   The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.

                                                                Fiscal years
                                                                   ended
                                                               September 30,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
   Europe.....................................................  22%   25%   19%
   Pacific Rim................................................   3     5     5
   Canada and other...........................................   3     3     3
                                                               ---   ---   ---
     Subtotal international revenues..........................  28    33    27
   United States..............................................  72    67    73
                                                               ---   ---   ---
     Total revenues........................................... 100%  100%  100%
                                                               ===   ===   ===

   Although international revenues as a percentage of total revenue decreased in fiscal 1999, a substantial portion of our revenues was derived from sales to international customers, and we expect sales to international customers to continue. While our international sales are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers. This could lead to decreased sales and/or profitability of our products and services.

   Gross Margin. Our total gross margin decreased to 63.2% in fiscal 1999 from 68.0% fiscal 1998, which decreased from 68.3% in fiscal 1997.

   The decrease in fiscal 1999 was primarily due to:

  . Increased sales of our Internet connectivity products, which have a lower gross margin than our Web platform products; and

  . Declining average selling prices as a result of price competition.

   These decreases were partially offset by an increased proportion of volume and server license sales of our Web platform products.

   The decrease in fiscal 1998 was primarily due to the write-down of our single-user integrated services digital network modem inventory which totaled approximately $200,000. This write-down was a result of the shift in our strategic focus to provide multi-user Internet connectivity products rather than single-user Internet connectivity products.

   In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

  . The mix of hardware and software products sold;

  . Pricing strategies;

  . Royalties paid to third parties;

  . Standard cost changes;

  . New versions of existing products; and

  . External market factors, including, but not limited to, price competition.

   Our Web platform products have a significantly higher average gross margin than our Internet connectivity products. Accordingly, to the extent we sell more Internet connectivity products than Web platform products, our gross margins would be lower. We expect that sales of our Internet connectivity products may account for a larger percentage of our total revenues in future periods. Further, we expect that the market for Internet connectivity products, in particular DSL products, will become increasingly competitive and that we will be forced to lower the prices we charge for our Internet connectivity products in the future. As the average selling price of our routers declines, our gross margins related to such products, and in general, are likely to decline.

   Research and Development. Our research and development expenses increased 27.9% to $9.2 million in fiscal 1999 from $7.2 million in fiscal 1998. Research and development expenses remained unchanged between fiscal 1998 and fiscal 1997.

   The increase in fiscal 1999 was primarily due to:

  . Increased employee and development related expenses as a result of our acquisitions of Serus and netOctopus in December 1998; and

  . Increased development expenses related to our DSL Internet connectivity products.

   These increases were partially offset by reduced software localization expenses.

   Although our research and development expenses remained unchanged between fiscal 1998 and 1997, third party contractor expenses increased but were offset by reduced product localization expenses.

   We expect to continue to devote substantial resources to product and technological development, and as a result of our acquisition of StarNet Technologies, Inc., we expect our research and development expenses to increase in fiscal 2000. Historically, we have believed that our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, for the fiscal year ended September 30, 1999, we capitalized $656,000 of development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

   Selling and Marketing. Our selling and marketing expenses increased 40.4% to $20.2 million in fiscal 1999 from $14.4 million in fiscal 1998, which increased 27.6% from $11.3 million in fiscal 1997.

   The increase in fiscal 1999 was primarily due to:

  . Increased advertising, promotional and distribution channel development expenses related primarily to our Web site platform and DSL Internet connectivity products; and

  . Increased headcount and other employee related expenses as a result of our acquisitions in December 1998 of Serus and netOctopus.

   The increase in fiscal 1998 was primarily due to:

  . Increased headcount in our selling and marketing groups; and

  . Increased advertising, promotional and distribution channel development expenses related to the introduction of new products.

   We believe that our selling and marketing expenses will increase in absolute dollars in fiscal 2000 as a result of:

  . Our acquisition of StarNet Technologies, Inc.;

  . Increased advertising and promotion campaigns related to our Web site and electronic commerce platform as well as our Internet connectivity products;

  . The expansion of our Timbuktu Pro and Web site telesales staff.

   General and Administrative. Our general and administrative expenses increased 8.1% to $3.7 million in fiscal 1999 from $3.4 million in fiscal 1998, which increased 14.8% from $2.9 million in fiscal 1997. The increase in fiscal 1999 was primarily due to:

  . Increased employee related expenses;

  . Increased use of third party contractors, temporary and legal services;
    and

  . Increased accruals related to bad debt reserves.

   These expenses were partially offset by reduced occupancy costs related to our Alameda facility as a result of the sale of the LAN Division.

   The increase in fiscal 1998 was primarily due to the increase in bad-debt expense and increased facility related costs, partially offset by decreased use of information systems contractors.

   Acquired In-Process Research and Development. Based upon an independent third party valuation analysis of our acquisitions of Serus and netOctopus, we allocated one time charges of approximately $3.9 million of the Serus purchase price and $400,000 of the netOctopus purchase price to acquired in-process research and development. See Note 2 of "Notes To Consolidated Financial Statements."

   We believe we followed recent guidance disseminated by the SEC in our valuation of the assets acquired and liabilities assumed and, in particular, in the valuation of in-process research and development. However, in the event that it is determined that we did not properly value such assets and liabilities, we may have to re-state the charges to operations taken in connection with such transactions.

   On October 13, 1999, we closed a transaction to purchase StarNet Technologies, Inc. The purchase price was $27.5 million of which, based upon an independent third party valuation analysis, we intend to allocate $5.7 million to acquired in-process research and development in the first quarter of fiscal 2000.

   Amortization of Goodwill. Amortization of goodwill represents the amortization of such amounts allocated to intangible assets related to our acquisitions of Serus and netOctopus, both of which were completed in December 1998. The amount allocated to intangible assets related to the Serus transaction was $2.1 million and the amount allocated to intangible assets related to the netOctopus transaction was $700,000. We are amortizing the intangible assets related to these transactions over four years. In October 1999, we recorded $100,000 of the $300,000 earnout opportunity related to the netOctopus transaction to intangible assets.

   As part of our independent third party valuation analysis related to our acquisition of StarNet, we intend to allocate $4.8 million to goodwill and $17.1 million to other intangible assets during the three months ended December 31, 1999. We will begin amortizing the amount allocated to goodwill quarterly over four years and the amount allocated to other intangible assets quarterly over three years beginning in the first quarter of fiscal 2000. Accordingly, we anticipate recording amortization charges for goodwill and other intangible assets of approximately $6.9 million in fiscal 2000 relating to our acquisition of StarNet.

   Other Income, Net. Other income, net, primarily represents interest we earn on our cash, cash equivalents and short-term investments. Other income, net, decreased 7.0% to $2.1 million for the fiscal year ended September 30, 1999 from $2.2 million for the fiscal year ended September 30, 1998, which increased 18.9% from $1.9 million in fiscal 1997. The decrease was primarily due to the cash used for the acquisitions of Serus and netOctopus and for operating activities. This decrease was partially offset by the cash raised from our secondary offering in August 1999. We expect interest income to increase in absolute dollars and as a percentage of revenues primarily due to the cash raised through the secondary offering of our common stock in August 1999.

   Income Tax Benefit. We did not record an income tax benefit for the fiscal year ended September 30, 1999 primarily due to continued substantial uncertainty regarding our ability to realize our tax assets. The tax expense recorded in fiscal 1998 was primarily related to the increase in the valuation allowance against deferred tax assets. We recorded a tax benefit of $2.2 million in fiscal 1997 relating to our net operating loss in such year.

   Discontinued Operations. Income from discontinued operations during fiscal 1998 and 1997 of $602,000 and $3.0 million respectively, represents the operating income, net of taxes of the discontinued operations. See Note 3 of Notes to Consolidated Financial Statements.

   The net book value of the LAN Division approximated the fair value of the consideration received. Accordingly, the loss on sale of discontinued operations of $3.1 million in the fiscal year ended September 30, 1998, primarily represents costs and transaction expenses incurred and accrued as a result of the sale of the LAN Division. Such expenses are directly attributable to the sale transaction and were primarily related to projected costs of abandoned facilities, investment advisory, legal and accounting fees and certain expenses related to employees of the LAN Division.

Liquidity and Capital Resources

   We have funded our operations to date primarily through the private sale of equity securities and the initial public offering of our common stock. As of September 30, 1999, we had cash, cash equivalents and short-term investments representing 72% of total assets.

   Our operating activities used $8.4 million of cash in fiscal 1999, and $926,000 of cash in fiscal 1998, and generated $4.9 million of cash in fiscal 1997. The cash used in fiscal 1999 was primarily due to supporting our operating activities as well as the increase in accounts receivable and inventory levels, and the reduction of accounts payable and accrued liabilities related to the sale of the LAN Division. The cash used to support our operations in the fiscal year ended September 30, 1998 was primarily due expenses related to the sale of the LAN Division and increased advertising and promotional expenses related to the introduction of new products. The cash generated by operations in fiscal 1997 was primarily due to collection of accounts receivable and decreased inventory, partially offset by reductions of accounts payable and other accrued liabilities.

   Cash provided by investing activities for the fiscal year ended September 30, 1999 was primarily due to proceeds from the sale and maturity of short-term investments partially offset by:

  . The purchase of short term investments;

  . The acquisitions of Serus and netOctopus;

  . The purchase of capital equipment;

  . The acquisition of intangible assets; and

  . Our investment in Northpoint Communications Group, Inc.

   The cash provided by investing activities for the fiscal year ended September 30, 1998 was primarily due to:

  . Proceeds from the sale of short-term investments; and

  . Proceeds from the sale of the LAN Division.

   The cash provided by investing activities for the fiscal year ended September 30, 1998 was partially offset by:

  . Purchases of short term investments;

  . The acquisition of a trademark license related to the Netscape Internet portal for our web site business operations; and

  . Purchases of capital equipment.

   The cash used in investing activities during fiscal 1997 was primarily related to the purchase of short-term investments and capital equipment.

   We expect that our capital expenditures will increase in future periods to support new product development and production.

   Cash provided by our financing activities for the fiscal year ended September 30, 1999, was primarily related to:

  . The $41.3 million, net of underwriting discounts and commissions, raised from our secondary offering completed in August;

  . $2.8 million from the exercise of employee stock options; and

  . $855,000 from activities related to our Employee Stock Purchase Plan.

   The financing activities for the fiscal years ended September 30, 1998 and 1997 was primarily related from the exercise of stock options and activities related to our Employee Stock Purchase Plan.

   Our principal commitments consist primarily of leases on our headquarters facilities and certain operating equipment. See Note 8 of Notes to Consolidated Financial Statements.

   On October 13, 1999 we paid $8.4 million in cash to acquire StarNet Technologies, Inc. Accordingly, our cash and cash equivalent balances will decrease in our first quarter of fiscal 2000 from the balances presented in our financial statements for the fiscal year ended September 30, 1999. We believe that our existing cash, cash equivalents and short-term investments will be adequate to meet our cash needs for working capital, capital expenditures and earnouts related to our acquisitions for at least the next twelve months. We may require substantial capital to finance our future growth and fund our ongoing research and development activities during fiscal 2000 and thereafter. Our capital requirements will depend on many factors, including:

  . Acceptance of and demand for our products;

  . The number and timing of acquisitions;

  . The costs of developing new products;

  . The costs associated with our expansion; and

  . The extent to which we invest in new technology and research and development projects.

   If we issue additional stock to raise capital, the percentage ownership in Netopia of existing stockholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

   From time to time, in the ordinary course of business, we may evaluate other potential acquisitions of businesses, products and technologies. Accordingly, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to obtain additional presence on the Internet or to support additional advertising and promotional campaigns. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in December 1998, we acquired netOctopus and Serus and in October 1999, we acquired StarNet Technologies. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

   In April 1999, we purchased $999,988 of Series D-1 preferred stock of NorthPoint Communications. Upon the initial public offering of the common stock of NorthPoint Communications, which occurred on May 5, 1999, our Series D-1 preferred stock converted into 55,555 shares of Class B common stock. As a Series D-1 purchaser, we have agreed not to transfer any Series D-1 preferred stock or Class B common stock to any non-affiliated third party until March 2000. We have also agreed not to acquire more than 10% of NorthPoint Communications' voting stock without NorthPoint Communications' consent until March 2002. In addition, as a Series D-1 purchaser, we have agreed to vote any voting securities held by us as recommended by NorthPoint Communications' Board of Directors, except with respect to votes pursuant to the protective provisions in NorthPoint Communications' Certificate of Incorporation. As of September 30, 1999, the market value of these shares was approximately $1,027,768.

Recent Accounting Pronouncements

   During the first quarter of fiscal 1999, we adopted Statement of Position
(SOP) No. 97-2, Software Revenue Recognition (SOP 97-2). The provisions of SOP 97-2 have been applied to transactions entered into beginning October 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair values of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to post contract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements generally is recognized as the services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on our consolidated results of operations.

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

   Effective October 1, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during the period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. There have been no material differences between net loss and comprehensive income (loss).

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards relating to the disclosure of an enterprise's business segments, products, services, geographic areas and major customers. Adoption of this standard by us in our annual financial statements for the fiscal year ended September 30, 1999, did not have a material effect on our consolidated financial position or results of operations.

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

   Through testing, we have determined that our Internet connectivity products; our Web site and site server products (Site server version 2.3 and later and all client software versions 2.2.4 and later); our Windows, Mac OS and Enterprise versions of Timbuktu Pro (versions 1.5 and later); netOctopus; and, NetJane products, are Year 2000 compliant. Although the majority of our products are Year 2000 compliant, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase our products which would seriously harm our business. In addition, even if our products are Year 2000 compliant, other systems or software used by our customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of our products which could seriously harm our business. Our internal systems include information technology systems such as financial, order entry, inventory, shipping and customer database computer systems, desktop computer systems and non-information technology systems such as telephones and facilities. We have conducted a comprehensive review of our internal information technology systems such as financial, order entry, inventory, shipping and customer database computer systems to determine if any actions need to be taken regarding Year 2000 date-related effects. These underlying systems are based on a relational database language which identifies dates based on four digit numbers rather than two digit numbers and therefore we have determined that the Year 2000 issue will not pose significant operational problems for these computer systems. We have conducted a comprehensive inventory and evaluation of our desktop systems. We found approximately 98% of our desktop systems met our Year 2000 compliance criteria. Those systems we found not to be compliant were upgraded to compliant systems. We have identified and prioritized our critical third-party vendors, strategic partners and suppliers of non-information related products and services concerning their plans and progress in addressing the Year 2000 problem. We are also working with key suppliers of products and services to determine that their operations and products are Year 2000 compliant or to monitor their progress toward Year 2000 compliance, as appropriate.

   We have developed contingency plans that include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary. We cannot assure you that despite our Year 2000 compliance program there will not be an interruption of operations or other limitations of system functionality or that we will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve our internal support systems could seriously harm our business.

   To date, we have not incurred material expenses related to our Year 2000 compliance effort other than the investment of employee time and resources. We estimate that we have spent approximately $130,000 to upgrade certain facility related items to Year 2000 compliance. While we have dedicated and will continue to dedicate a substantial amount of time and internal resources towards our Year 2000 compliance program, we cannot assure you that there will not be an interruption of operations or other limitations of system functionality or that we will not incur substantial costs to correct such limitations. Any failure of our operational, financial, management and technical support systems could seriously harm our business. Furthermore, we believe that the purchasing patterns of customers and potential customers during the three months ended December 31, 1999 may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us, which could seriously harm our business. In addition, even if our products are Year 2000 compliant, other systems or software used by our customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of our products, which could seriously harm our business. The most likely worst case scenarios would include hardware failure and the failure of infrastructure services provided by government agencies and other third parties (for example, electricity, telephone service, water transport and Internet services). In such worst case scenarios, we would lose customers and revenue which would seriously harm our business.

     Other Factors That You Need To Be Aware Of Which May Affect Our Future
                               Operating Results

We have a history of losses and negative cash flow, and we expect to incur losses and negative cash flow in the future.

   Our failure to significantly increase our revenues would result in continuing losses. We incurred losses from continuing operations of $7.9 million, $8.0 million and $3.6 million in the fiscal years ended September 30, 1999, 1998 and 1997, respectively. We expect to incur net losses in the future, and these losses may be substantial. Further, we expect to incur negative cash flow in the future. Because of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to achieve profitability and positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

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

   These variations in our operating results will likely be caused by factors related to the operation of our business, including:

  . Variations in the timing and size of orders for our Internet connectivity products;

  . Our ability to license, and the timing of licenses, of our Web platform products, particularly site server licenses and Timbuktu Pro;

  . The growth rate in the number of Web sites that are built using our Web platform, from which we derive revenues;

  . Loss of significant distributors or customers, or significant decreases or delays in purchases by significant distributors or customers, such as Ingram Micro, Softway International and NorthPoint Communications;

  . The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin Internet connectivity products as a percentage of our total revenues;

  . The price and availability of chip sets, which we obtain from Conexant Systems, for our DSL Internet connectivity products;

  . The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements; and

  .  Our ability to attract and retain key personnel.

   These variations may also be caused by factors related to the development of the DSL market, the market for our Web platform products and the competition we face in these markets, including:

  . The timing and rate of deployment of DSL services by telecommunications service providers;

  . The timing and rate of deployment of alternative high-speed data transmission technologies, such as cable modems and high-speed wireless data transmission;

  . Anticipated price competition in the market for Internet connectivity products and Web platform products;

  . The level of market penetration of our Internet connectivity and Web platform products relative to those of our competitors; and

  . Anticipated increases in competition among producers of Web site development and Web site server products, including the impact of products that are available from some of our competitors at no cost.

   These variations may also be caused by other factors affecting our business, many of which are substantially outside of the control of our management, including:

  . Costs associated with future litigation, including litigation relating to the use or ownership of intellectual property;

  . Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

  . Foreign currency and exchange rate fluctuations which may make our dollar-denominated products more expensive in foreign markets or could expose us to currency rate fluctuation risks if our sales become denominated in foreign currencies; and

  . General global economic conditions which could adversely affect sales to our customers.

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

Sales of our DSL Internet connectivity products will decline substantially if Copper Mountain and Nokia DSL equipment is not widely deployed.

   We are dependent on the selection of Copper Mountain and Nokia DSL equipment by telecommunications service providers that are deploying DSL services. Historically, substantially all of our sales of DSL routers have been for use with DSL equipment manufactured by Copper Mountain Networks. We have recently introduced our DSL routers for use with DSL central office access concentrators manufactured by Nokia. If Copper Mountain or Nokia DSL equipment is not widely used in DSL deployments, our business will be seriously harmed.

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

   The success of our DSL Internet connectivity products depends upon whether telecommunications service providers deploy DSL technologies and upon the timing of the deployment of such technologies. Factors that will impact such deployment include:

  . A prolonged approval process by service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

  . The development of a viable business model for DSL services, including the capability to market, sell, install and maintain DSL services;

  . Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider's central office;

  . Lack of compatibility of DSL equipment that is supplied by different manufacturers;

  .  Evolving industry standards for DSL technologies; and

  .  Government regulation.

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

   In connection with the sale of our LAN Division in August 1998 to Farallon Communications, or Farallon, an affiliate of Gores Technology Group, or Gores, we received consideration which included (i) a two year $1.0 million promissory note from Farallon, guaranteed by Gores, and (ii) royalties on Farallon's revenues for a period of five years which are currently recorded on our balance sheet as an amount receivable of $1.8 million. Because a substantial portion of Farallon's products are designed for products sold by Apple Computer, or Apple, the ability of the buyer to make these payments depends in large part upon the market for Apple's products.

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

   The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. Based on our testing, we believe that our internally developed systems and technology (including our financial, order entry, inventory, shipping and customer database systems) are Year 2000 compliant. Nevertheless, our information technology systems could be substantially impaired or cease to operate due to Year 2000 problems. In addition, products currently under development are being designed to be Year 2000 compliant. We have developed contingency plans that include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary. We cannot assure you that despite our Year 2000 compliance program there will not be an interruption of operations or other limitations of system functionality or that we will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve our internal support systems could seriously harm our business.

   Additionally, we rely on information technology supplied by third parties, and many of our customers, vendors, strategic partners and suppliers are also heavily dependent on information technology systems and on their own third party information technology. We have identified and prioritized critical third-party vendors, strategic partners and suppliers of non-information related products and services concerning their plans and progress in addressing the Year 2000 issues. Year 2000 problems experienced by any of these third parties could seriously harm our business. Additionally, the Internet could face serious disruptions arising from the Year 2000 problem. Many of our customers and potential customers have implemented policies that prohibit or strongly discourage making changes or additions to their internal computer systems until after January 1, 2000. We will experience fewer sales if potential customers who might otherwise purchase our products and services delay such purchases and implementations until after January 1, 2000 in an effort to stabilize their internal computer systems, to cope with the Year 2000 problem or because their information technology budgets have been diverted to address Year 2000 problems. If our customers and potential customers delay purchasing or implementing our products and services in preparation for the Year 2000 problem, our business would be seriously harmed.

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

   Provisions of our Amended and Restated Certificate of Incorporation, our Bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 7(A). QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

   The table below presents the carrying value and related weighted-average interest rates for our investment portfolio. The carrying value approximates fair value at September 30, 1999. All of our investments mature in twelve months or less.

                                     1999                         1998
                         ---------------------------- ----------------------------
  Principal (notional)      Carrying       Average       Carrying       Average
       amounts in            Amount     Interest Rate     Amount     Interest Rate
 United States dollars:  -------------- ------------- -------------- -------------
                         (in thousands)               (in thousands)
Cash equivalents --
 fixed rate.............    $45,893         5.31%        $11,657         5.31%
Short-term investments
 -- fixed rate..........      7,940         5.67%         24,461         5.61%
                            -------                      -------
                            $53,833                      $36,118

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

   The following consolidated financial statements of Netopia, Inc. are filed as part of this Report on Form 10-K:

                                                                          PAGE
                                                                          ----
Consolidated Financial Statements:
Independent Auditors' Report.............................................  41
Consolidated Balance Sheets at September 30, 1999 and 1998...............  42
Consolidated Statements of Operations for the fiscal years ended
 September 30, 1999, 1998
 and 1997................................................................  43
Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30,
 1999, 1998 and 1997.....................................................  44
Consolidated Statements of Cash Flows for the fiscal years ended
 September 30, 1999, 1998 and 1997.......................................  45
Notes to Consolidated Financial Statements...............................  46
Financial Statement Schedules:
Valuation and Qualifying Accounts........................................  63

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Netopia, Inc. and subsidiaries:

   We have audited the consolidated financial statements of Netopia, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netopia, Inc. and subsidiaries as of September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


                                          KPMG LLP

San Francisco, California
October 29, 1999

                         NETOPIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
                                                              (in thousands,
                                                             except for share
                                                              and per share
                                                                 amounts)
Assets
Current assets:
  Cash and cash equivalents................................. $ 61,381  $19,244
  Short-term investments....................................    8,102   22,851
  Trade accounts receivable less allowance for doubtful
   accounts and returns of $796 and $617, respectively......    9,852    4,358
  Royalties receivable......................................      361      410
  Note receivable...........................................      966      --
  Inventories, net..........................................    3,681    1,591
  Prepaid expenses and other current assets.................    1,397      929
                                                             --------  -------
    Total current assets....................................   85,740   49,383
Note receivable.............................................      --       900
Royalties receivable........................................      377    1,372
Furniture, fixtures and equipment, net......................    2,403    2,068
Intangible assets, net......................................    2,362      --
Deposits and other assets...................................    5,087    2,569
                                                             --------  -------
                                                             $ 95,969  $56,292
                                                             ========  =======
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.......................................... $  5,258  $ 5,440
  Accrued compensation......................................    2,170    1,217
  Accrued liabilities.......................................    1,564    3,468
  Deferred revenue..........................................    1,343      807
  Other current liabilities.................................       11      299
                                                             --------  -------
    Total current liabilities...............................   10,346   11,231
Long-term liabilities.......................................      544      260
                                                             --------  -------
    Total liabilities.......................................   10,890   11,491
Commitments and contingencies
Stockholders' equity:
  Preferred stock: $0.001 par value, 5,000,000 shares
   authorized; none issued or outstanding...................      --       --
  Common stock: $0.001 par value, 25,000,000 shares
   authorized; 15,519,198 and 11,953,908 shares issued and
   outstanding at September 30, 1999 and 1998,
   respectively.............................................       15       12
  Additional paid-in capital................................   99,978   51,871
  Accumulated deficit.......................................  (14,942)  (7,082)
  Accumulated other comprehensive income....................       28      --
                                                             --------  -------
    Total stockholders' equity..............................   85,079   44,801
                                                             --------  -------
                                                             $ 95,969  $56,292
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                         NETOPIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Fiscal years ended
                                                         September 30,
                                                    --------------------------
                                                     1999      1998     1997
                                                    -------  --------  -------
                                                     (in thousands, except
                                                     for per share amounts)
Revenues:
  Internet connectivity products................... $24,460  $ 10,885  $ 8,134
  Web platform licenses and services...............  19,691    13,951   12,036
                                                    -------  --------  -------
                                                     44,151    24,836   20,170
Cost of revenues:
  Internet connectivity products...................  15,597     7,064    5,258
  Web platform licenses and services...............     646       891    1,138
                                                    -------  --------  -------
                                                     16,243     7,955    6,396
                                                    -------  --------  -------
Gross profit.......................................  27,908    16,881   13,774
Operating expenses:
  Research and development.........................   9,211     7,201    7,177
  Selling and marketing............................  20,221    14,404   11,288
  General and administrative.......................   3,654     3,380    2,945
  Acquired in-process research and development.....   4,205       --       --
  Amortization of goodwill and other intangible
   assets..........................................     543       --       --
                                                    -------  --------  -------
  Total operating expenses.........................  37,834    24,985   21,410
                                                    -------  --------  -------
    Operating loss.................................  (9,926)   (8,104)  (7,636)
Other income, net..................................   2,066     2,222    1,869
                                                    -------  --------  -------
  Loss from continuing operations before income
   taxes...........................................  (7,860)   (5,882)  (5,767)
Income tax provision (benefit).....................     --      2,155   (2,217)
                                                    -------  --------  -------
    Loss from continuing operations................  (7,860)   (8,037)  (3,550)
Discontinued operations:
  Income from discontinued operations, net of
   taxes...........................................     --        602    3,021
  Loss on sale of discontinued operations, net of
   taxes...........................................     --     (3,098)     --
                                                    -------  --------  -------
    Net loss....................................... $(7,860) $(10,533) $  (529)
                                                    =======  ========  =======
Comprehensive loss:
  Net loss......................................... $(7,860) $(10,533) $  (529)
  Other comprehensive income.......................      28       --       --
                                                    -------  --------  -------
    Total comprehensive loss....................... $(7,832) $(10,533) $  (529)
                                                    =======  ========  =======
Per Share data, continuing operations:
  Basic and diluted loss per share................. $ (0.60) $  (0.69) $ (0.31)
                                                    =======  ========  =======
  Common shares used in the per share
   calculations....................................  13,092    11,687   11,335
                                                    =======  ========  =======
Per share data, net loss:
  Basic and diluted net loss per share............. $ (0.60) $  (0.90) $ (0.05)
                                                    =======  ========  =======
  Common shares used in the per share
   calculations....................................  13,092    11,687   11,335
                                                    =======  ========  =======

          See accompanying notes to consolidated financial statements.

                         NETOPIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Accumulated
                                            Additional                  other     Retained       Total
                            Common Stock     paid-in     Deferred   comprehensive earnings   Stockholders'
                            Shares   Amount  capital   compensation    income     (deficit)     equity
                          ---------- ------ ---------- ------------ ------------- ---------  -------------
                                            (in thousands except for per share amounts)
Balances, September 30,
 1996...................  11,119,961  $12    $49,232       $(81)        $--       $  3,980     $ 53,143
Exercise of stock
 options................     194,535  --         443        --           --            --           443
Issuance of common stock
 under Employee Stock
 Purchase Plan..........     178,236  --         833        --           --            --           833
Issuance of stock
 warrants...............         --   --          60        --           --            --            60
Amortization of deferred
 compensation...........         --   --         --          27          --            --            27
Net loss................         --   --         --         --           --           (529)        (529)
                          ----------  ---    -------       ----         ----      --------     --------
Balances, September 30,
 1997...................  11,492,732   12     50,568        (54)         --          3,451       53,977
                          ----------  ---    -------       ----         ----      --------     --------
Exercise of stock
 options................     308,019  --         729        --           --            --           729
Issuance of common stock
 under Employee Stock
 Purchase Plan..........     153,157  --         604        --           --            --           604
Amortization of deferred
 compensation...........         --   --         --          24          --            --            24
Forfeiture of deferred
 compensation...........         --   --         (30)        30          --            --           --
Net loss................         --   --         --         --           --        (10,533)     (10,533)
                          ----------  ---    -------       ----         ----      --------     --------
Balances, September 30,
 1998...................  11,953,908   12     51,871        --           --         (7,082)      44,801
                          ----------  ---    -------       ----         ----      --------     --------
Exercise of stock
 options................     626,013    1      2,834        --           --            --         2,835
Acceleration and
 extension of stock
 options................         --   --         176        --           --            --           176
Issuance of common stock
 under secondary
 offering...............   2,330,000    2     41,315        --           --            --        41,317
Net unrealized
 investment gain........         --   --         --         --            28           --            28
Issuance of common
 shares for
 acquisitions...........     409,556  --        2811        --           --            --         2,811
Issuance of common stock
 under Employee Stock
 Purchase Plan..........     199,721  --         855        --           --            --           855
Issuance of non-employee
 stock options..........         --   --         116        --           --            --           116
Net loss................         --   --         --         --           --         (7,860)      (7,860)
                          ----------  ---    -------       ----         ----      --------     --------
Balances, September 30,
 1999...................  15,519,198  $15    $99,978       $--          $ 28      $(14,942)    $ 85,079
                          ==========  ===    =======       ====         ====      ========     ========

          See accompanying notes to consolidated financial statements

                         NETOPIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Fiscal years ended
                                                       September 30,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (in thousands)
Cash flows from operating activities:
Net loss........................................ $ (7,860) $(10,533) $   (529)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization.................    2,990       995     1,812
  Deferred income taxes.........................      --      2,869      (673)
  Amortization of deferred compensation.........      --         24        27
  Noncash compensation for services.............      292       --         60
  Charge for in-process research and
   development..................................    4,205       --        --
  Changes in allowance for doubtful accounts and
   returns on accounts receivable...............      179      (40)     (201)
  Changes in operating assets and liabilities,
   net of effects of acquisition:
    Trade accounts receivable...................   (5,673)    1,549     3,041
    Inventories.................................   (2,090)     (618)    1,874
    Prepaid expenses and other current assets...     (470)     (443)      667
    Deposits and other assets...................      637      (127)       49
    Accounts payable and accrued liabilities....   (1,133)    5,310    (1,508)
    Deferred revenue............................      627       (67)       87
    Other liabilities...........................      (94)      155       185
                                                 --------  --------  --------
      Net cash provided by (used in) operating
       activities...............................   (8,390)     (926)    4,891
                                                 --------  --------  --------
Cash flows from investing activities:
  Purchase of furniture, fixtures and
   equipment....................................   (1,625)     (711)   (1,111)
  Acquisition of trademark license..............      --     (1,000)      --
  Capitalization of software development costs..     (656)     (237)     (350)
  Proceeds from sale of discontinued
   operations...................................      --      2,000       --
  Acquisition of long term investment...........   (1,000)      --        --
  Acquisition of technology.....................   (4,298)      --        --
  Purchase of intangibles.......................   (1,650)      --        --
  Purchase of short-term investments............  (19,472)  (47,706)  (35,900)
  Proceeds from the sale of short-term
   investments..................................   34,221    52,047    25,943
                                                 --------  --------  --------
      Net cash provided by (used in) investing
       activities...............................    5,520     4,393   (11,418)
                                                 --------  --------  --------
Cash flows from financing activities:
  Proceeds from the issuance of common stock,
   net..........................................   45,007     1,333     1,061
                                                 --------  --------  --------
      Net cash provided by financing
       activities...............................   45,007     1,333     1,061
                                                 --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................   42,137     4,800    (5,466)
Cash and cash equivalents, beginning of year....   19,244    14,444    19,910
                                                 --------  --------  --------
Cash and cash equivalents, end of year.......... $ 61,381  $ 19,244  $ 14,444
                                                 ========  ========  ========
Supplemental disclosures of cash flow
 activities:
  Income taxes paid............................. $    --   $    193  $    289
                                                 ========  ========  ========
Supplemental disclosures of noncash investing
 and financing activities:
  Issuance of common stock for acquisition of
   intangible assets............................ $  2,811  $    --   $    --
                                                 ========  ========  ========
  Tax benefit of stock options exercised........ $    --   $    --   $    215
                                                 ========  ========  ========
  Note receivable from sale of discontinued
   operations................................... $    --   $    888  $    --
                                                 ========  ========  ========
  Royalties receivable from sale of discontinued
   operations................................... $    --   $  1,782  $    --
                                                 ========  ========  ========
  Note issued for other assets.................. $    --   $    800  $    --
                                                 ========  ========  ========
  Warrant received from sale of discontinued
   operations................................... $    --   $    189  $    --
                                                 ========  ========  ========

          See accompanying notes to consolidated financial statements.

                         NETOPIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

   Netopia (the "Company") provides Internet and electronic commerce infrastructure that enables small and medium size businesses to easily and cost effectively connect to the Internet, establish and enhance their presence, and conduct business and electronic commerce on the Web. The Company offers high-speed, multi-user, plug-and-play Internet connectivity products and Web platforms for creating and hosting Web sites, creating and hosting electronic commerce stores, and conducting real-time Internet communications.

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in France, Germany, and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.

 Cash Equivalents and Short-Term Investments

   Cash equivalents consist of instruments with purchased maturities of 90 days or less. Certain cash equivalents and all of the Company's investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value, which approximates cost.

   The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income, net.

   Cash equivalents and short-term investments classified as available-for-sale as of September 30, 1999 and 1998, consisted of the following (in thousands):

                                                              September 30,
                                                             ----------------
                                                              1999     1998
                                                             ------- --------
       U.S. Treasury Securities and obligations of U.S.
        Government agencies................................. $   996 $ 10,554
       Corporate debt.......................................   3,015    3,997
       Commercial paper.....................................  49,822   21,567
                                                             ------- --------
                                                             $53,833 $ 36,118
                                                             ======= ========

   The available-for-sale securities as of September 30, 1999 were all due in one year or less. As of September 30, 1999, the Company had an unrealized gain on short-term investments of approximately $28,000. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations without penalties.

 Revenue Recognition

   The Company recognizes revenue from sales of its hardware products upon shipment of the product. The Company recognizes revenues from licenses of computer software provided that a firm purchase order has been

                         NETOPIA, INC. AND SUBSIDIARIES
received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Maintenance and service revenues are recognized over the period in which services are provided. Certain of the Company's sales are made to customers under agreements permitting right of return for stock balancing and price protection. Revenue is recorded net of an estimated allowance for returns.

   In October 1997, the Accounting Standards Executive Committee (AcSec) of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) No. 97-2, Software Revenue Recognition. The Company adopted SOP 97-2 for software transactions entered into beginning October 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades, enhancements, postcontract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to post contract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements generally is recognized as the services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. Adoption of SOP 97-2 did not have a material impact on the Company's results of operations.

   In December 1998, AcSec issued SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

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

   The Company sells its products primarily through distributors and resellers. Sales are generally not collateralized, credit evaluations are performed as appropriate, and allowances are provided for estimated credit losses. Historically, the Company has not experienced significant losses on trade receivables from any particular customer, industry, or geographic region.

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

 Furniture, Fixtures, and Equipment

   Furniture, fixtures, and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of estimated useful lives or related lease terms ranging from one to seven years.

                         NETOPIA, INC. AND SUBSIDIARIES

 Impairment of Long-Lived Assets, Including Identifiable Intangibles

   The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

   Intangible assets consist of items related to our business combinations. Goodwill is amortized over a four year period. Acquired technology is being amortized over its estimated useful life of approximately three years.

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

   Amortization of capitalized product development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (i) the ratio of current gross revenue for a product to the total of current and anticipated future gross revenues for the product; or (ii) the straight-line method over the remaining estimated economic life of the product, which is generally two years. All other research and development expenditures are charged to research and development expense in the period incurred. During fiscal 1999, 1998 and 1997, $656,000, $237,000 and $350,000, respectively, of product development cost incurred subsequent to delivery of a working model, under a development agreement with a third party, have been capitalized.

 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense was $1.7 million, $1.3 million and $1.0 million for fiscal 1999, 1998 and 1997, respectively.

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

 Stock-Based Compensation

   The Company has elected to continue to use the intrinsic value-based method as allowed under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for all of its stock-based employee compensation plans. Pursuant to SFAS No. 123, Accounting for Stock-Based

                         NETOPIA, INC. AND SUBSIDIARIES

Compensation, the Company is required to disclose the pro forma effects on operating results as if the Company had elected to use the fair value approach to account for all its stock-based employee compensation plans.

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

 Per Share Calculations

   Basic net income (loss) per share (EPS) is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. Dilutive common equivalent shares consist of options and warrants.

   Potentially dilutive common shares have been excluded from the computation of diluted EPS for fiscal 1999, 1998 and 1997 since their effect on EPS is antidilutive due to the losses incurred in each period. Consequently, the number of shares in the computations of basic and diluted EPS is the same for each period. Potentially dilutive common shares which were excluded from the computation of diluted EPS consisted of options to purchase common stock totaling 4,040,520 in fiscal 1999, 3,520,899 in fiscal 1998 and 2,867,200 in fiscal 1997, and warrants to purchase common stock totaling 60,000 in fiscal 1999, 1998 and 1997.

 Recent Accounting Pronouncements

   In March 1998, AcSec issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 will have a material impact on its results of operations.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instruments or hedging activities.

(2) Acquisitions

   On December 17, 1998, the Company closed a transaction to purchase substantially all of the assets and assume certain liabilities and the existing operations of Serus LLC ("Serus"), a Utah limited liability company. Serus is developing a java-based web site editing software product which would allow web site owners to modify and edit the appearance of their web site through their web browser with minimal knowledge of Hypertext Markup Language ("HTML"). Upon completion of the development of such products, Netopia intends to market the products both independently and along with its Netopia Virtual Office software platform

                         NETOPIA, INC. AND SUBSIDIARIES
to allow users more flexibility in customizing their web sites. In accordance with the Serus Asset Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities of Serus and its existing operations which included in-process research and development. The maximum aggregate purchase price of the Serus transaction is approximately $7.0 million including
(i) $3.0 million of cash paid on the closing date of the transaction, (ii) 409,556 shares of the Company's Common Stock issued on the closing date, and
(iii) a $1.0 million earnout opportunity based upon certain criteria as set forth in the Serus Purchase Agreement. The excess purchase price over the net book value acquired was $6.0 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $3.9 million was allocated to acquired in-process research and development and $2.1 million was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $100,000 and goodwill of $2.0 million. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to begin in the calendar year 2001. These cash flows were discounted using a discount rate of 44.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 85% complete at the time of acquisition. On November 15, 1999, the Company launched the product and is marketing the product under the Net Jane product brand name. Since the acquisition date, the Company expended approximately $664,000 to complete development of the product. The $1.0 million earnout opportunity described above shall be accounted for when it is deemed probable that the earnout will be earned. The Company will amortize goodwill related to the Serus transaction over the next four years. For the fiscal year ended September 30, 1999, goodwill amortization related to the Serus transaction was $398,000.

   On December 31, 1998, the Company closed a transaction to purchase from Network Associates' substantially all of the assets and assume certain liabilities related to the netOctopus systems management software ("netOctopus"). The netOctopus software is a suite of administration tools under development that allows for simultaneous system support of multiple users across MacOS computer networks. Upon completion of the development of the Windows versions of the netOctopus software products, Netopia intends to market the products both independently and along with its Timbuktu Pro software. In accordance with the netOctopus Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities related to the netOctopus software and its existing operations which included in-process research and development. The maximum aggregate purchase price of the netOctopus transaction was $1.1 million of cash paid on the closing date of the transaction. In addition, there is a $300,000 earnout opportunity based upon certain criteria as set forth in the netOctopus Purchase Agreement. The excess purchase price over the net book value acquired was $1.1 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $400,000 was allocated to acquired in-process research and development and $753,000 was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $60,000, developed technology of $540,000 and goodwill of $100,000. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to begin in the calendar year 2000. These cash flows were discounted using a discount rate of 25.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 70% complete at the time of acquisition. In fiscal 1999, the Company completed the development of the Windows versions of the product. From the acquisition date, the Company expended approximately $287,000 to complete development of the product. The Company is

                         NETOPIA, INC. AND SUBSIDIARIES
amortizing the goodwill related to the netOctopus transaction over the next four years. During the fiscal year ended September 30, 1999, goodwill amortization related to the netOctopus transaction was $145,000.

   The Company has not presented pro-forma financial statements giving effect to the aforementioned acquisitions as the pro forma results would not materially differ from the financial statements presented herein for the fiscal year ended September 30, 1999.

(3) Discontinued Operations

   On August 5, 1998, the Company sold its Farallon Local Area Networking (LAN) Division (the LAN Division) including the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets to Farallon Communications, Inc. (Farallon), formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group (Gores). The consideration the Company received for the sale of the LAN Division consisted of the following (in thousands):

            Cash................................. $ 2,000
            Note receivable......................     888
            Royalties receivable.................   1,782
            Warrants.............................     189
                                                  -------
                                                  $ 4,859
                                                  =======

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

   The royalties receivable are based upon Farallon's total annual revenues over each of the next five fiscal years ending on July 31, 2003. If total annual revenues of at least $15.0 million are reached, the royalty rate applies to total revenues, including the first $15.0 million. The royalties to be received are based on the following schedule:

                                                               Royalty Rate on
                If Farallon Annual                             Total Farallon
                  Revenues are:                                Revenue Equals
                ------------------                             ---------------
                  (in thousands)
                Less than $15,001                                   0.0%
                $15,001 - $16,000                                   1.5%
                $16,001 - $17,000                                   2.5%
               greater than $17,000                                 5.0%

   The value of the royalties accrued at the close of the transaction was based upon the present value of the Company's assumptions as to the projected future revenue of the LAN Division. Royalties accrued; however, were not recorded to the extent that total consideration on the transaction exceeded the net asset value of the LAN Division assets being sold.

   Additionally, the Company received and valued warrants to purchase up to 5% of the equity of Farallon as of the closing of the transaction.

   The disposition of the LAN Division in August 1998 has been accounted for as a discontinued operation in accordance with APB Opinion No. 30, and prior period consolidated financial statements have been restated

                         NETOPIA, INC. AND SUBSIDIARIES
to reflect the LAN Division's operations as a discontinued operation. Revenue from discontinued operations was $15.1 million and $32.0 million in fiscal 1998 and 1997, respectively. The income from discontinued operations of $602,000 and $3.0 million in fiscal 1998 and 1997, respectively, represents operating income, net of taxes, of the discontinued operation. The loss on sale of discontinued operations of $3.1 million in fiscal 1998 is principally comprised of the transaction expenses and costs incurred and accrued as a result of the sale of the LAN Division. Such expenses are directly attributable to the sale transaction and are primarily related to reserves taken against the lease of the Company's Alameda, California headquarters, investment advisory, legal and accounting fees and certain expenses related to employees of the LAN Division. Of the amount recorded as a loss on the sale of discontinued operations, $1.2 million and $2.5 million is included in accrued liabilities at September 30, 1999 and 1998, respectively.

   The following approximates the accrued liabilities of the LAN Division which are included in the consolidated balance sheets as of September 30, 1999 and 1998 (in thousands):

                                                                 September 30,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
       Facility costs.......................................... $ 1,164 $ 1,700
       Employee related costs..................................     --      300
       Service fees............................................       4     500
                                                                ------- -------
                                                                $ 1,168 $ 2,500
                                                                ======= =======

(4) Inventories

   Inventories consisted of the following (in thousands):

                                                                 September 30,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
       Raw materials and work in process....................... $ 1,699 $ 1,080
       Finished goods..........................................   1,982     511
                                                                ------- -------
                                                                $ 3,681 $ 1,591
                                                                ======= =======

(5) Furniture, Fixtures, and Equipment

   Furniture, fixtures, and equipment consisted of the following (in thousands):

                                                                September 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
       Office equipment....................................... $ 2,684  $ 2,457
       Furniture and fixtures.................................   1,637    1,186
       Computers..............................................   8,675    7,757
       Leasehold improvements.................................     569      540
                                                               -------  -------
                                                                13,565   11,940
       Accumulated depreciation and amortization.............. (11,162)  (9,872)
                                                               -------  -------
                                                               $ 2,403  $ 2,068
                                                               =======  =======

                        NETOPIA, INC. AND SUBSIDIARIES

(6) Income Taxes

   Total income tax expense (benefit) for the years ended September 30, 1999, 1998 and 1997 is allocated as follows (in thousands):

                                                            September 30,
                                                       -----------------------
                                                        1999   1998     1997
                                                       ------ ------- --------
   Continuing operations.............................. $  --  $ 2,155 $ (2,217)
   Discontinued operations............................    --      385    1,932
                                                       ------ ------- --------
                                                       $  --  $ 2,540 $   (285)
                                                       ====== ======= ========

   Income tax expense (benefit) related to continuing operations consisted of the following (in thousands):

                                                          September 30,
                                                      -----------------------
                                                      1999   1998      1997
                                                      ----- -------  --------
   Current:
    Federal.......................................... $ --  $  (596) $ (1,753)
    State............................................   --     (118)       (6)
                                                      ----- -------  --------
                                                        --     (714)   (1,759)
   Deferred:
    Federal..........................................   --    2,191      (378)
    State............................................   --      678      (295)
                                                      -----
                                                        --    2,869      (673)
   Charge in lieu of taxes attributable to employer
    stock option plans...............................   --      --        215
                                                      -----
     Total........................................... $ --  $ 2,155  $ (2,217)
                                                      ===== =======  ========

   Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as a result of the following (in thousands):

                                                       September 30,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
   Computed "expected" tax (benefit) of 34%..... $ (2,672) $ (2,000) $ (1,960)
   Change in valuation allowance for deferred
    tax assets..................................    2,772     5,459       512
   Tax exempt interest income...................      --        --       (163)
   Research credits.............................     (100)     (770)     (172)
   State tax and other, net.....................      --       (534)     (434)
                                                 --------  --------  --------
                                                    $ --   $  2,155  $ (2,217)
                                                 ========  ========  ========

                         NETOPIA, INC. AND SUBSIDIARIES

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                September 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Deferred tax asset:
     Reserves and accruals not currently deductible........... $ 1,373  $ 1,010
     Deferred rent............................................     119      119
     Research and other credits...............................   1,882    1,782
     Tangible and intangible assets...........................     279      349
     Net operating losses.....................................   5,713    2,377
     State tax and other, net.................................     --       957
       Total deferred assets..................................   9,366    6,594
                                                               -------  -------
     Less valuation allowance.................................  (9,366)  (6,594)
                                                               -------  -------
       Net deferred tax assets................................ $   --   $   --
                                                               =======  =======

   The net change in the total valuation allowance for the years ended September 30, 1999 and 1998 was increases of $2,772,000 and $6,082,000, respectively.

   At September 30, 1999 and 1998, the Company believed that based upon available objective evidence, there was sufficient uncertainty regarding the realizability of its deferred tax assets to warrant a full valuation allowance. The factors considered included the relative shorter life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates related thereto and as a result of the sale of the historically profitable LAN Division.

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

   At September 30, 1999, the Company had net operating loss carryforwards of approximately $12.0 million for federal tax purposes and $6.0 million for state tax purposes. If not earlier utilized, the federal net operating loss carryforwards will expire in 2019 and the state net operating loss carryforwards will expire in 2004. At September 30, 1999, the Company had research credit carryforwards of approximately $1.5 million for federal tax purposes and $382,000 for state tax purposes. If not earlier utilized, the federal research credit carryforwards will expire in years 2009 through 2019. The Company's future ability to utilize the net operating loss carryforwards and research credit carryforwards may be subject to limitations in the event of ownership changes as defined in the Internal Revenue Code of 1986.

(7) Stockholders' Equity and Stock Option Plan

   On April 23, 1996 the Company was reincorporated in the State of Delaware. The Company's authorized capital consists of 25,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value Preferred Stock

                         NETOPIA, INC. AND SUBSIDIARIES

 Common Stock

   The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Subject to preferences that may be applicable to any outstanding Preferred Stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of Preferred Stock, if any, then outstanding. The common stock has no preemptive or conversion rights or other subscription rights.

 Preferred Stock

   Upon the Company's initial public offering of its Common Stock on June 13, 1996, all shares of issued and outstanding Preferred Stock were converted to 5,591,207 shares of Common Stock. Following the conversion, the Company had no Preferred Stock outstanding.

 Common Stock Warrants

   Warrants to purchase 60,000 shares of common stock were issued in fiscal 1997 for consulting services provided. The warrants will expire on April 22, 2002. The exercise price of the warrants was $4.00. The Company recognized an expense of $60,000 for the estimated fair value of the warrants issued.

 Stock Option Plan

   On April 16, 1996, the Board adopted the 1996 Stock Option Plan (the 1996
Plan) providing for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options are granted at the discretion of the Board of Directors. As of September 30, 1999 the 1996 Plan share reserve of 4,170,714 shares is comprised of (i) 4,040,520 shares subject to outstanding options and (ii) 130,194 shares available for grant.

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

   Included in the 1996 Plan is a provision for the automatic grant of non-statutory options to non-employee Board of Director members of 25,000 shares on the effective date of the Company's initial public offering at the initial offering price. These options were granted to three non-employee Board of Director members, of which two currently remain on the Company's Board of Directors. Thereafter, each new director will be granted an option to purchase 25,000 shares of common stock on the date they become a Board member of the Company at the then current fair market value. Options issued to Directors after December 31, 1996 will become exercisable in five successive and equal annual installments over the non-employee Board member's period of continued service as a Board member, beginning one year from the grant date of the option.

   The Board of Directors, on July 24, 1996, unanimously amended the Notice of Grant to provide for a four year vesting schedule commencing on the date of the grant. Grants prior to that date normally vest over five years commencing on the date of the grant.

                         NETOPIA, INC. AND SUBSIDIARIES

   In the first quarter of fiscal 1999, the Company provided a 90 day extension of the exercise period for all Farallon employees with outstanding stock options priced at $4.00 or higher in the Company. This resulted in a total compensation charge of approximately $35,000. In the fourth quarter of fiscal 1998, in connection with the sale to Gores, the Company provided for an accelerated vesting period to discretionary employees of Farallon for their outstanding stock options in the Company. This resulted in a total compensation charge of approximately $143,500 in fiscal 1998.

   In 1990, the Company effected a recapitalization whereby each share of the Company's common stock outstanding or reserved for issuance upon exercise of options was converted into a unit for one share of common stock and one share of Series A Preferred Stock. There are currently no options remaining on the converted shares. In January 1997, the Company repriced 180,840 outstanding options to $5.63, no directors or officers of the Company received repriced options. The options relating to this action are reflected in the table below.

   The following table summarizes activity under the 1996 Plan (and its predecessor):

                                                              Incentive Stock
                                                                  Options
                                                             -------------------
                                                                        Weighted
                                                              Shares    Average
                                                               Under    Exercise
                                                              Options    Price
                                                             ---------  --------
   Outstanding as of September 30, 1996..................... 1,601,305   $3.64
   Options granted.......................................... 1,787,365    5.36
   Options exercised........................................  (194,535)   1.17
   Options cancelled........................................  (326,935)   8.53
                                                             ---------
   Outstanding as of September 30, 1997..................... 2,867,200    4.32
   Options granted.......................................... 1,409,425    5.51
   Options exercised........................................  (312,090)   2.40
   Options cancelled........................................  (443,636)   4.80
                                                             ---------
   Outstanding as of September 30, 1998..................... 3,520,899    4.90
   Options granted.......................................... 1,413,900   11.87
   Options exercised........................................  (626,013)   4.55
   Options cancelled........................................  (268,266)   6.89
                                                             ---------
   Outstanding as of September 30, 1999..................... 4,040,520    7.26
                                                             =========
   Exercisable.............................................. 1,596,496   $4.59
                                                             =========

                         NETOPIA, INC. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding at September 30, 1999:

                                      Options Outstanding            Options Exercisable
                              ------------------------------------ ------------------------
                                            Weighted -
                                Number of     average                 Number
                               outstanding   remaining  Weighted -  exercisable  Weighted -
                              shares as of  contractual  average       as of      average
                              September 30,    life      exercise  September 30,  exercise
   Range of exercise prices       1999        (years)     price        1999        price
   ------------------------   ------------- ----------- ---------- ------------- ----------
   $1.00...................       228,777      1.85       $ 1.00       228,777     $ 1.00
    1.20...................       178,940      4.68         1.20       171,374       1.20
    1.60 - 4.00............       237,990      6.38         2.91       174,395       2.72
    4.25 - 4.50............       258,918      7.91         4.38       109,180       4.38
    4.63 - 5.19............       269,189      8.68         4.73        76,868       4.71
    5.25 - 5.63............       633,903      8.06         5.35       264,638       5.33
    5.69...................       545,982      8.53         5.69       178,206       5.69
    5.75 - 6.75............       759,500      8.35         6.58       271,823       6.43
    6.81 - 11.25...........       331,921      8.84         8.79        77,096       8.64
    14.88 - 36.00..........       595,400      9.52        19.14        44,139      16.89
                                ---------      ----       ------     ---------     ------
   $1.00 - 36.00...........     4,040,520      7.89       $ 7.26     1,596,496     $ 4.59
                                =========      ====       ======     =========     ======

 1996 Employee Stock Purchase Plan

   On April 16, 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the Purchase Plan) and reserved 300,000 shares of common stock for issuance under the Purchase Plan. To date an additional 450,000 shares have been approved for issuance under the Purchase Plan. Employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period.

   Shares issued under the Purchase Plan totaled 199,721 in fiscal 1999, 153,157 in fiscal 1998 and 178,236 in fiscal 1997. As of September 30, 1999, 531,114 shares have been issued under the Purchase Plan and 218,886 shares were reserved for future issuances under the plan.

 Pro Forma Disclosure -- Compensatory Stock Arrangements

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

   If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the fair value of shares purchased under the plan as prescribed by SFAS No. 123, net income (loss) and per share results would have been the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                        September 30,
                                                  ---------------------------
                                                    1999      1998     1997
                                                  --------  --------  -------
   Net income (loss) -- as reported.............. $ (7,860) $(10,533) $  (529)
   Net income (loss) -- pro forma................  (12,143)  (13,384)  (1,109)
   Basic and diluted net loss per share -- as
    reported.....................................    (0.60)    (0.90)   (0.05)
   Basic and diluted net loss per share -- pro
    forma........................................ $  (0.93) $  (1.15) $ (0.10)

                         NETOPIA, INC. AND SUBSIDIARIES

   The effect on net loss and net loss per share is not expected to be indicative of the effects on results in future years.

   The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net loss for the future years because pro forma net loss reflects compensation costs only for stock options granted in fiscal 1999, 1998 and 1997. The weighted average fair value of employee stock options granted during fiscal 1999, 1998 and 1997 was $8.08, $3.48 and $3.05 respectively.

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

                                                                Years ended
                                                               September 30,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
   Expected volatility........................................   95%   84%   70%
   Risk-free interest rate.................................... 4.59% 4.25% 5.60%
   Expected dividend yield....................................  --    --    --

   The expected lives of options under the Employee Stock Option and Employee Stock Purchase Plans are estimated at four years and six months, respectively for all years presented.

(8) Commitments and Contingencies

 Leases

   The Company conducts its operations in leased facilities and with equipment under operating lease agreements expiring at various dates through 2004.

   The following is a schedule of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

         Year ending September 30,
         -------------------------
         2000.............................................. $1,383
         2001..............................................  1,298
         2002..............................................  1,258
         2003..............................................    138
         2004..............................................     28
         thereafter........................................    --
                                                            ------
           Total minimum lease payments.................... $4,105

   Total rental expense for all operating leases amounted to approximately $1,115,000, $1,244,000 and $1,157,000 for the years ended September 30, 1999,
1998 and 1997, respectively.

 Litigation

   The Company is involved in various legal matters that have arisen in the normal course of business. Management believes, after consultation with counsel, any liability that may result from the disposition of such legal matters will not have a material adverse effect on the Company's operating results and financial condition.

                         NETOPIA, INC. AND SUBSIDIARIES

 Plan for Savings and Investments

   The Company maintains a plan for savings and investments under which eligible employees may contribute up to 15% of their annual compensation. In addition, the Company may make discretionary retirement contributions to the plan. No discretionary retirement contributions were made in any period presented.

(9)Geographic, Segment and Significant Customer Information

   The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during fiscal year 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining what information is reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and financial performance assessments. The Company's Chief Executive Officer (CEO) is considered its CODM. For purposes of making operating decisions and assessing financial performance, the CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Currently, operating expenses or assets are not disaggregated by product group for purposes of making operating decisions and assessing performance.

   The Company generates revenue from three groups of products and services. Disaggregated financial information regarding the Company's three operating segments is as follows:

                                                 Web platform licenses
                                        ---------------------------------------
                                          Internet
                                        connectivity Web site Timbuktu  Total
                                          products   products products products
                                        ------------ -------- -------- --------
                 1999
Revenues...............................   $24,460     $3,826  $15,865  $44,151
Cost of revenues.......................    15,597         13      633   16,243
                                          -------     ------  -------  -------
Gross profit...........................     8,863      3,814   15,232   27,908
Unallocated operating expenses.........                                 37,834
                                                                       -------
  Operating loss.......................                                 (9,926)
Other income, net......................                                  2,066
                                                                       -------
  Loss before income taxes.............                                 (7,860)
Income tax provision (benefit).........                                    --
                                                                       -------
  Loss from continuing operations......                                $(7,860)
                                                                       =======

                         NETOPIA, INC. AND SUBSIDIARIES

                                                 Web platform licenses
                                        ---------------------------------------
                                          Internet
                                        connectivity Web site Timbuktu  Total
                                          products   products products products
                                        ------------ -------- -------- --------
                 1998
Revenues...............................   $10,884      $692   $13,260  $24,836
Cost of revenues.......................     7,064        16       875    7,955
                                          -------      ----   -------  -------
Gross Profit...........................     3,820       676    12,385   16,881
Unallocated operating expenses.........                                 24,985
                                                                       -------
  Operating loss.......................                                 (8,104)
Other income, net......................                                  2,222
                                                                       -------
  Loss from continuing operations
   before income taxes.................                                 (5,882)
Income tax provision...................                                  2,155
                                                                       -------
  Loss from continuing operations......                                $(8,037)
                                                                       =======

                                                 Web platform licenses
                                        ---------------------------------------
                                          Internet
                                        connectivity Web site Timbuktu  Total
                                          products   products products products
                                        ------------ -------- -------- --------
                 1997
Revenues...............................    $8,134      $290   $11,746  $20,170
Cost of revenues.......................     5,258        15     1,123    6,396
                                           ------      ----   -------  -------
Gross Profit...........................     2,876       275    10,623   13,774
Unallocated operating expenses.........                                 21,410
                                                                       -------
  Operating loss.......................                                 (7,636)
Other income, net......................                                  1,869
                                                                       -------
  Loss from continuing operations
   before income taxes.................                                 (5,767)
Income tax provision...................                                 (2,217)
                                                                       -------
  Loss from continuing operations......                                $(3,550)
                                                                       =======

   The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in five regions, United States, Europe, Asia/Pacific, Canada, and Latin America. Revenues outside of the United States are primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company's products and services and revenues by geographic region is as follows (in thousands):

                                                               Years ended
                                                              September 30,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
     United States...................................... $31,945 $16,670 $14,637
     Europe.............................................   9,820   6,215   3,929
     Asia/Pacific.......................................   1,066   1,175   1,018
     Canada.............................................   1,222     706     542
     Latin America......................................      98      70      44
                                                         ------- ------- -------
       Total revenues................................... $44,151 $24,836 $20,170
                                                         ======= ======= =======

   The Company has no material operating assets outside the United States.

                         NETOPIA, INC. AND SUBSIDIARIES

   During the years ended September 30, 1999, 1998 and 1997, one customer accounted for greater than 10% of total revenues and total accounts receivable. No other customers have accounted for 10% or more of the Company's total revenue or total accounts receivable for the last three fiscal years. Significant customer information is as follows:

                                                          Percent of total
                           Percent of total revenue     accounts receivable
                          -------------------------- --------------------------
                            1999     1998     1997     1999     1998     1997
                          -------- -------- -------- -------- -------- --------
   Customer A............   10%      12%      14%      12%      13%      23%
                           Percent of total revenue
                          from internet connectivity  Percent of total revenue
                                   products          from web platform licenses
                          -------------------------- --------------------------
                            1999     1998     1997     1999     1998     1997
                          -------- -------- -------- -------- -------- --------
   Customer A............   61%      50%      52%      39%      50%      48%

(10) Subsequent Events

   On October 13, 1999, the company acquired StarNet Technologies, Inc., ("StarNet"), a California corporation in a merger transaction in which StarNet merged into a newly formed, wholly owned, subsidiary of the Company. StarNet has been developing a voice channel technology architecture that allows the transmission of up to eight voice lines over a digital subscriber line along with the simultaneous transmission of standard data packets. The Company intends to integrate StarNet's technology into its Internet connectivity product development and begin offering voice and data integrated access devices. Any delay in the completion of the development of the products would cause the Company to incur additional unplanned development expenses as well as the loss or deferral of customer purchases, either of which could adversely affect the Company's business.

   The Company will account for the transaction under the purchase method. The aggregate consideration constituting the purchase price is approximately $27.5 million at closing (which includes $1.0 million of the potential earnout payments discussed below), and may increase by up to an additional $4.9 million depending on the actual amount of potential earnout payments. The aggregate consideration includes:

  .  $8.4 million in cash paid on the closing date of the transaction;

  .  447,852 shares of the Company's common stock issued on the closing date;

  . A series of potential cash earnout payments aggregating up to approximately $5.9 million at various times after the closing date if certain technical and revenue milestones are achieved. These earnout opportunities will be included in the purchase price for accounting purposes when it is deemed probable that the earnout will be earned. At the acquisition date, the Company has deemed probable and recorded approximately $1.0 million in earnout payments;

  . The substitution of stock options to purchase the Company's common stock in replacement of the StarNet options held by StarNet's former employee, who joined the Company after the closing, valued at approximately
     $1.4 million using the following assumptions for valuation purposes: volatility of 101%, expected life of 4 years, interest rate of 4.9%; and no dividends; and,

  . Transaction costs of approximately $800,000 which include legal fees, accounting fees, fees paid for an independent fairness opinion, and fees for other related professional services.

   Approximately 30,673 shares of common stock will be held in escrow for a period of time after the closing to satisfy StarNet's indemnification obligations under the definitive acquisition agreements.

                         NETOPIA, INC. AND SUBSIDIARIES

   The issuance of shares in the merger was not registered under the Securities Act of 1933, as amended, in reliance upon the Securities Act's exemption from the registration requirements for nonpublic offerings, and resale of the shares is restricted under the Securities Act. The Company has agreed to file a registration statement on Form S-3 registering the resale of the shares. Resale of the shares under the registration statement will be subject to certain customary restrictions.

   The acquisition will be accounted for as a purchase and will result in goodwill and other intangible assets of approximately $21.8 million which will amortized over three to four years and a charge for acquired in process research and development of $5.7 million which will be recorded in the first fiscal quarter of 2000.

   The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2000. These cash flows were discounted using a weighted average discount rate of 20%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, the Company determined the products purchased in aggregate, including products under development and completed products, to be approximately 73% complete at the time of acquisition.

   The funds used to pay the cash portion of the purchase price were derived from the Company's existing working capital.

   All of StarNet's former full time employees became employees of the Company. Each of StarNet's founders, and certain other key employees, entered into non-competition agreements in connection with the acquisition.

                          FINANCIAL STATEMENT SCHEDULE

   Schedule--Valuation and Qualifying Accounts (in thousands)

                                      Charged
                         Balance at  (credited)                        Balance
                         beginning  to costs and                      at end of
      Description        of period    expenses   Deductions Other (a)  period
------------------------ ---------- ------------ ---------- --------- ---------
Allowance for doubtful
 accounts:
 Fiscal year ended
  September 30, 1999....  $   400     $   534      $  355    $  --     $   579
 Fiscal year ended
  September 30, 1998....      566          96          31       231        400
 Fiscal year ended
  September 30, 1997....      659          21         114       --         566
Allowance for returns:
 Fiscal year ended
  September 30, 1999....  $   217     $   --       $  --     $  --     $   217
 Fiscal year ended
  September 30, 1998....      561         105         210       239        217
 Fiscal year ended
  September 30, 1997....      669         200         308       --         561
Valuation allowance for
 deferred tax assets:
 Fiscal year ended
  September 30, 1999....  $ 6,594     $ 2,772      $  --     $  --     $ 9,366
 Fiscal year ended
  September 30, 1998....      512       6,082         --        --       6,594
 Fiscal year ended
  September 30, 1997....      --          512         --        --         512

--------
(a) Amounts transferred with sale of LAN Division

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Our executive officers and directors, and their ages as of December 1, 1999, are as follows:

          Name           Age                            Position
------------------------ --- --------------------------------------------------------------
Alan B. Lefkof (1)......  46 President, Chief Executive Officer and Director
James A. Clark..........  43 Vice President and Chief Financial Officer
Didier Cop..............  45 Vice President International and Marketing, Internet Equipment
David A. Kadish.........  47 Vice President, General Counsel and Secretary
Thomas A. Skoulis.......  43 Senior Vice President and General Manager, Timbuktu
Michael P. Trupiano.....  43 Senior Vice President and General Manager, Internet Equipment
Reese M. Jones..........  41 Chairman of the Board of Directors
David F. Marquardt
 (2)(3).................  50 Director
James R. Swartz (3).....  57 Director

(1) Member of the Stock Option Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

   Mr. Lefkof. Alan B. Lefkof joined Netopia as President in August 1991 and has been Chief Executive Officer since November 1994. Prior to joining Netopia, Mr. Lefkof spent over nine years at GRiD Systems, a manufacturer of laptop computers, where he served as President from October 1989 to August 1991, Chief Financial Officer from March 1987 to September 1989, and Vice President of Marketing from August 1983 to February 1987. Before joining GRiD Systems, Mr. Lefkof served as a Management Consultant at McKinsey & Company from July 1977 to January 1982. Mr. Lefkof received a B.S. in computer science from the Massachusetts Institute of Technology in 1975 and an M.B.A. from Harvard Business School in 1977.

   Mr. Clark. James A. Clark, Vice President and Chief Financial Officer, joined Netopia in November 1994. Prior to joining Netopia, Mr. Clark was Vice President and Chief Financial Officer at Integral Systems, a developer of large scale, client/server business application software, from November 1985 to November 1994. Before joining Integral Systems, Mr. Clark was Manager of Reporting and International Accounting at MicroPro from April 1984 to November 1985. Mr. Clark received a B.A. in business administration/accounting from California State University at Chico in 1978 and is a Certified Public Accountant.

   Mr. Cop. Didier Cop, Vice President International and Marketing, Internet Equipment, joined Netopia in June 1991. Prior to joining Netopia, Mr. Cop was Sales and Marketing Manager for Mood Media, a multimedia and advertising system company, from August 1990 to May 1991. Before joining Mood Media, Mr. Cop was General Manager for Southern Europe Sales with General Parametrics. Mr. Cop received a degree in business administration from E.S.S.E.C. in France, in 1976.

   Mr. Kadish. David A. Kadish, Vice President and General Counsel, joined Netopia in June 1999. Prior to joining Netopia, Mr. Kadish provided legal consulting services to Netopia from September 1997 to June 1999. Mr. Kadish operated an independent legal consulting practice from May 1996 to June 1999. He served as Senior International Counsel and Manager, Intellectual Property Law for the Electric Power Research Institute, Inc., from December 1997 to June 1999. He was Vice President, General Counsel and Secretary of Integral Systems, a developer of large scale, client/server business application software, from September 1987 to April

1996. Mr. Kadish received a B.A. in American history from University of California at Santa Cruz in 1973, an M.A. in American history from Brandeis University in 1974, and a J.D. from Yale University in 1979.

   Mr. Skoulis. Thomas A. Skoulis, Senior Vice President and General Manager, Timbuktu, joined Netopia in September 1991. Prior to joining Netopia, Mr. Skoulis held various sales management positions with 3Com from March 1988 to September 1991. Before joining 3Com, Mr. Skoulis also held the position of Senior Sales Representative at Digital Equipment from June 1980 to March 1988. Mr. Skoulis received a B.A. in business administration from Miami University in Oxford, Ohio, in 1980.

   Mr. Trupiano. Michael P. Trupiano, Senior Vice President and General Manager, Internet Equipment, joined Netopia in May 1992. Prior to joining Netopia, Mr. Trupiano was Director of R&D/Product Marketing at Verifone, a transaction processing products company, from January 1989 to May 1992. Before joining Verifone, Mr. Trupiano was Vice President of Engineering at Isix from June 1987 to December 1989, and was Director of Engineering at Amtel Systems from January 1984 to June 1987. Mr. Trupiano received a B.S. in electrical engineering and computer science from Santa Clara University in 1978.

   Mr. Jones. Reese M. Jones, founder of Netopia, has served as Chairman of the Board of Directors of Netopia since inception. Mr. Jones served as Chief Executive Officer of Netopia until Mr. Lefkof was appointed Chief Executive Officer in November 1994. Mr. Jones currently serves on the Board of Directors of a number of privately held companies. Mr. Jones received a B.A. in biophysics from the University of California at Berkeley in 1982.

   Mr. Marquardt. David F. Marquardt has been a director of Netopia since 1990. Mr. Marquardt is a founding General Partner of August Capital, formed in 1995, and has been a General Partner of various Technology Venture Investors (TVI) entities since August 1980. August Capital and the TVI entities are all private venture capital partnerships. Mr. Marquardt currently serves on the Board of Directors of Microsoft, Tumbleweed Communications and a number of privately held companies. Mr. Marquardt received a B.S. in mechanical engineering from Columbia University in 1973 and an M.B.A. from Stanford University in 1979.

   Mr. Swartz. James R. Swartz has been a director of Netopia since 1992. Mr. Swartz is a Founding General Partner of Accel Partners, a venture capital firm, which he co-founded in September 1983. Mr. Swartz currently serves on the Board of Directors of Remedy, Polycom, FVC.COM and a number of privately held companies. Mr. Swartz received a B.A. from Harvard College with a concentration in engineering sciences and applied physics and received an M.S. in Industrial Administration from Carnegie Mellon University.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by item 12 is incorporated by reference from the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by item 13 is incorporated by reference from the information contained in the section captioned "Compensation Committee and Insider Participation" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 1999.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(A) See Item 8 for an index to the consolidated financial statements and supplementary financial information.

(B) There were no filings on Form 8-K for the three months ended September 30, 1999.

   (c) Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference. Copies of such exhibits may be obtained from the Company upon request.

 Exhibit
 Number                                Description
 -------                               -----------
  3.1(a) Restated and Amended Certificate of Incorporation
  3.2(a) Restated and Amended Bylaws of the Registrant
  3.3(b) Certificate of Ownership and Merger (Corporate Name Change)
  4.1    Reference is made to Exhibits 3.1, 3.2 and 3.3
  4.2(a) Amended and Restated Investor Rights Agreement, dated March 27, 1992, among the Registrant and the Investors and Founders named therein, as amended
 10.1(a) Form of Indemnification Agreement entered into between the Registrant and it Directors and Officers
 10.2(a) 1996 Stock Option Plan and forms of agreements thereunder
 10.3(a) Employee Stock Purchase Plan
 10.4(b) Office Lease Agreement between the Company and WHLW Real Estate
         Limited Partnership, dated May 1, 1997
 10.5(b) Real Property Lease Extension Agreement between the Company and
         Bobwhite Meadow, L.P., dated March 1,1996
 10.6(c) Agreement of Purchase and Sale of Assets, dated August 5, 1998, by and between Netopia, Inc., a Delaware corporation, and Farallon Networking
         Corporation, a Delaware corporation
 10.7(d) Serus Asset Purchase Agreement by and among Netopia, Inc., Serus LLC,
         Serus Acquisition Corporation and the Members of Serus LLC dated as of
         December 16, 1998 (including exhibits thereto)
 10.8(e) Agreement and Plan of Reorganization dated September 28, 1999 by and between Netopia, Inc., a Delaware corporation, SN Merger Corporation, a Delaware corporation that is a wholly-owned subsidiary of Netopia, and StarNet Technologies, Inc. a California corporation
 11.1    Reference is made to Note 1 of Notes to Consolidated Financial
         Statements
 21.1(f) Subsidiaries of the Registrant
 23.1    Consent of Independent Auditors
 24.1    Power of Attorney (see Signature page)
 27.1    Financial Data Schedule

--------
(a) Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868).
(b) Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 1997.
(c) Incorporated by reference to our Form 8-K as filed on August 20, 1998.
(d) Incorporated by reference to our form 10-K for the fiscal year ended September 30, 1998.
(e) Incorporated by reference to our Form 8-K as filed on October 28, 1999.
(f) Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868) for our Subsidiary in France.

                                   SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of Alameda, State of California on this 29th day of December, 1999.

                                          Netopia, Inc.

                                                  /s/ Alan B. Lefkof
                                          By:__________________________________
                                                      Alan B. Lefkof
                                               President and Chief Executive
                                                          Officer

   Dated: December 29, 1999

                               POWER OF ATTORNEY

   By signing this form 10-K below, I hereby appoint each of Alan B. Lefkof and David A. Kadish, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
        /s/ Alan B. Lefkof             President, Chief Executive  December 29, 1999
______________________________________  Officer and Director
            Alan B. Lefkof              (Principal Executive
                                        Officer)
         /s/ James A. Clark            Vice President and Chief    December 29, 1999
______________________________________  Financial Officer
            James A. Clark              (Principal Financial and
                                        Accounting Officer)
         /s/ Reese M. Jones            Chairman of the Board of    December 29, 1999
______________________________________  Directors
            Reese M. Jones
       /s/ David F. Marquardt          Director                    December 29, 1999
______________________________________
          David F. Marquardt
        /s/ James R. Swartz            Director                    December 29, 1999
______________________________________
           James R. Swartz