Form 10-Q
period 1999-12-31
NETOPIA INC
filed 2000-02-14
CIK 1012482

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

                For the quarterly period ended December 31, 1999

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


                            2470 Mariner Square Loop
                            Alameda, California 94501
          (Address of principal executive offices, including Zip Code)
                          ---------------------------

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

                                   Yes |X|      No
                                      -----    ----


           As of January 31, 2000 there were 16,376,408 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NETOPIA, INC.
FORM 10-Q
TABLE OF CONTENTS                                                           PAGE
--------------------------------------------------------------------------------


PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements..................   2

               Condensed consolidated balance sheets at
               December 31, 1999 and September 30, 1999.....................   2

               Condensed consolidated statements of operations for
               the three months ended December 31, 1999 and 1998............   3

               Condensed consolidated statements of cash flows
               for the three months ended December 31, 1999 and 1998........   4

               Notes to condensed consolidated financial statements.........   5

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  10

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk..................................................  26

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds....................  27

Item 6.        Exhibits and Reports on Form 8-K.............................  27

SIGNATURE      .............................................................  29

PART I.       FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
(unaudited)

                                                                                    December 31,        September 30,
                                                                                        1999                 1999
                                                                               --------------------------------------

  ASSETS

  Current assets:
      Cash and cash equivalents..............................................      $    26,141          $    61,381
      Short-term investments.................................................           32,764                8,102
      Trade accounts receivable less allowance for doubtful accounts and
           returns of $931 and $796, respectively............................           12,654                9,852
      Royalties receivable...................................................              537                  361
      Note receivable........................................................              980                  966
      Inventories, net.......................................................            4,818                3,681
      Prepaid expenses and other current assets..............................            1,956                1,397
                                                                               -----------------    -----------------
              Total current assets...........................................           79,850               85,740
  Royalties receivable.......................................................               --                  377
  Furniture, fixtures and equipment, net.....................................            2,669                2,403
  Intangible assets, net.....................................................           23,163                2,362
  Deposits and other assets..................................................            4,653                5,087
                                                                               -----------------    -----------------
                                                                                  $    110,335          $    95,969
                                                                               =================    =================
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
      Accounts payable.......................................................      $     6,250          $     5,258
      Accrued compensation...................................................            2,511                2,170
      Accrued liabilities....................................................            1,572                1,564
      Deferred revenue.......................................................            1,759                1,343
      Other current liabilities..............................................                6                   11
                                                                               -----------------    -----------------
              Total current liabilities......................................           12,098               10,346
  Long-term liabilities......................................................              453                  544
                                                                               -----------------    -----------------
              Total liabilities..............................................           12,551               10,890

  Commitments and contingencies

  Stockholders' equity:
   Preferred stock: $0.001 par value, 5,000,000 shares authorized;
      none issued or outstanding.............................................               --                   --
   Common stock: $0.001 par value, 25,000,000 shares authorized;
      16,281,460 and 15,519,198 shares issued and outstanding at
      December 31, 1999 and September 30, 1999, respectively.................               16                   15
      Additional paid-in capital.............................................          118,839               99,978
      Accumulated deficit....................................................          (21,404)             (14,942)

      Accumulated other comprehensive income.................................              333                   28
                                                                               -----------------    -----------------
              Total stockholders' equity.....................................           97,784               85,079
                                                                               -----------------    -----------------
                                                                                  $    110,335          $    95,969
                                                                               =================    =================

     See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)
(unaudited)

                                                                                             Three months ended
                                                                                                December 31,
                                                                                    -----------------------------------
                                                                                          1999               1998
                                                                                    -----------------------------------


  Revenues:
       Internet equipment.......................................................    $     10,839         $     4,151
       Web platform licenses and services.......................................           5,453               3,772
                                                                                    --------------       -------------
                                                                                          16,292               7,923
  Cost of revenues:
       Internet equipment.......................................................           7,609               2,646
       Web platform licenses and services.......................................             122                 160
                                                                                    --------------       -------------
                                                                                           7,731               2,806
                                                                                    --------------       -------------
  Gross profit..................................................................           8,561               5,117

  Operating expenses:
       Research and development.................................................           2,998               1,985
       Selling and marketing....................................................           5,647               4,761
       General and administrative...............................................             976                 782
       Acquired in-process research and development.............................           5,668               4,205
       Amortization of goodwill and other intangible assets.....................           1,709                  --
                                                                                    --------------       -------------
       Total operating expenses.................................................          16,998              11,733
                                                                                    --------------       -------------
              Operating loss....................................................          (8,437)             (6,616)
  Other income, net.............................................................             828                 570
                                                                                    --------------       -------------
              Loss from continuing operations before income taxes...............          (7,609)             (6,046)
 Income tax provision (benefit).................................................              --                  --
                                                                                    --------------       -------------
              Loss from continuing operations...................................          (7,609)             (6,046)
  Discontinued operations:
         Income from discontinued operations, net of taxes......................           1,147                  --
                                                                                    --------------       -------------
              Net loss..........................................................    $     (6,462)       $     (6,046)
                                                                                    ==============      ==============
 Comprehensive loss:
       Net loss.................................................................    $     (6,462)       $     (6,046)
       Other comprehensive income...............................................             305                  --
              Total comprehensive loss..........................................    $     (6,157)       $     (6,046)
                                                                                    ==============      ==============

 Per share data, continuing operations:
      Basic and diluted loss per share..........................................    $      (0.47)        $     (0.50)
                                                                                    ==============      ==============
      Common shares used in the per share calculations..........................          16,047              12,159
                                                                                    ==============      ==============

 Per share data, net loss:
      Basic and diluted net loss per share......................................    $      (0.40)       $     (0.50)
                                                                                    ==============      ==============
      Common shares used in the per share calculations..........................          16,047              12,159
                                                                                    ==============      ==============

======================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                                             Three months ended
                                                                                                December 31,
                                                                                    -----------------------------------
                                                                                          1999               1998
                                                                                    -----------------------------------


  Cash flows from operating activities:
  Net loss...................................................................      $    (6,462)         $    (6,046)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...........................................            1,887                  604
     Charge for in-process research and development..........................            5,668                4,205
     Changes in allowance for doubtful accounts and returns on
        accounts receivable..................................................              135                   (2)
     Changes in operating assets and liabilities:
        Trade accounts receivable............................................           (2,938)              (1,193)
        Inventories..........................................................           (1,138)                 190
        Prepaid expenses, and other current assets...........................               96                  222
        Deposits and other assets............................................               54                   --
        Accounts payable and accrued liabilities.............................              990               (1,551)
        Deferred revenue.....................................................              348                   82
        Other liabilities....................................................              323                  (26)
                                                                                   -------------        -------------
           Net cash used in operating activities.............................           (1,037)              (3,515)
                                                                                   -------------        -------------

  Cash flows from investing activities:
     Purchase of furniture, fixtures and equipment...........................             (116)                (173)
     Capitalization of software development costs............................             (111)                  --
     Acquisition of technology...............................................          (10,855)              (4,161)
     Purchase of short-term investments......................................          (25,635)              (6,885)
     Proceeds from the sale and maturity of short-term investments...........              974               11,343
                                                                                   -------------        -------------
           Net cash provided by (used in) investing activities...............          (35,743)                 124
                                                                                   -------------        -------------

  Cash flows from financing activities:
     Proceeds from the issuance of common stock, net.........................            1,540                  594
                                                                                   -------------        -------------
           Net cash provided by financing activities.........................            1,540                  594
                                                                                   -------------        -------------

  Net decrease in cash and cash equivalents..................................          (35,240)              (2,797)
  Cash and cash equivalents, beginning of period.............................           61,381               19,244
                                                                                   -------------        -------------
  Cash and cash equivalents, end of period...................................      $    26,141          $    16,447
                                                                                   =============        =============

  Supplemental disclosures of noncash investing and financing activities:
     Issuance of common stock and common stock options for acquisition of
     intangible assets.......................................................      $    17,322          $     2,811
                                                                                   =============        =============

=====================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring
adjustments   which  in  our  opinion  are  necessary  to  fairly   present  our
consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended December 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2000.

(2)  Recent Accounting Pronouncements

     In March 1998, AcSec issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. We adopted SOP 98-1 on October 1, 1999, which did not have a material impact on our results of operations.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. To date, we have not entered into any derivative financial instruments or hedging activities.

(3)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventories consisted of the following (in thousands):

                                                                          December 31         September 30,
                                                                             1999                 1999
                                                                        ----------------     ----------------

         Raw materials and work in process........................          $     2,313          $     1,699
         Finished goods...........................................                2,505                1,982
                                                                        ----------------     ----------------
                                                                            $     4,818          $     3,681
                                                                        ================     ================



(4)      Furniture, Fixtures and Equipment, net (in thousands):
         ------------------------------------------------------
                                                                         December 31,         September 30,
                                                                             1999                 1999
                                                                        ----------------     ----------------

         Furniture, fixtures and equipment........................          $    13,679          $    13,565
         Accumulated depreciation and amortization................              (11,010)             (11,162)
                                                                        ----------------     ----------------
                                                                            $     2,669          $     2,403
                                                                        ================     ================

(5)  Earnings Per Share

     Basic net loss per share (EPS) is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. Dilutive common equivalent shares consist of options and warrants.

     Potentially dilutive common shares have been excluded from the computation of diluted EPS for the three months ended December 31, 1999 and 1998 since their effect on EPS is antidilutive due to the losses incurred in each period. Consequently, the number of shares in the computations of basic and diluted EPS is the same for each period. Potentially dilutive common shares which were excluded from the computation of diluted EPS consisted of options to purchase common stock totaling 3,803,516 for the three months ended December 31, 1999, 3,474,527 for the three months ended December 31, 1998 and warrants to purchase common stock totaling 60,000 for the three months ended December 31, 1999 and 1998.

(6)  Acquisitions

     On October 13, 1999, we acquired StarNet Technologies, Inc., ("StarNet"), a California corporation in a merger transaction in which StarNet merged into our newly formed, wholly owned, subsidiary. StarNet has been developing a voice channel technology architecture that allows the transmission of voice lines over a digital subscriber line along with the simultaneous transmission of standard data packets. We intend to integrate StarNet's technology into our existing Internet equipment development and begin offering voice and data integrated access devices. Any delay in the completion of the development of the products would cause us to incur additional unplanned development expenses as well as the loss or deferral of customer purchases, either of which could seriously harm our business.

     We accounted for the transaction under the purchase method. The aggregate consideration constituting the purchase price was approximately $27.5 million at closing (which included $1.0 million of the potential earnout payments discussed below), and may increase by up to an additional $4.9 million depending on the actual amount of potential earnout payments. The aggregate consideration included:

     o    $8.4 million in cash paid on the closing date of the transaction;

     o    447,852 shares of our common stock issued on the closing date;

     o A series of potential cash earnout payments aggregating up to approximately $5.9 million at various times after the closing date if certain technical and revenue milestones are achieved. These earnout opportunities will be included in the purchase price for accounting purposes when it is deemed probable that the earnout will be paid. At the acquisition date, we had deemed probable and recorded approximately $1.0 million in earnout payments;

     o The substitution of stock options to purchase our common stock in replacement of the StarNet options held by StarNet's former employee, who joined Netopia after the closing, valued at approximately $1.4 million. We used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 4 years, interest rate of 4.9%; and no dividends; and

     o Transaction costs of approximately $820,000 which include legal fees, accounting fees, fees paid for an independent fairness opinion, and fees for other services.

     Approximately  30,673 shares of common stock are being held in escrow for a
period  of  time  after  the  closing  to  satisfy   StarNet's   indemnification
obligations under the definitive acquisition agreements.

     The acquisition has been accounted for as a purchase and resulted in goodwill and other intangible assets of approximately $22.4 million which is being amortized over four and three years, respectively and a charge for acquired in-process research and development of $5.7 million.

     We used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during our fiscal fourth quarter of 2000. These cash flows were discounted using a weighted average discount rate of 20%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, we determined the products purchased in aggregate, including products under development and completed products, to be approximately 73% complete at the time of acquisition. We expect to complete the in-process research and development in the summer of calendar 2000 and we estimate the cost to complete the in-process research and development to be approximately $1.8 million.

     The funds used to pay the cash portion of the purchase price were derived from our existing working capital.

     All of StarNet's former full time employees became employees of Netopia. Each of StarNet's founders, and certain other key employees, entered into non-competition agreements in connection with the acquisition.

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statement of operations for the three months ended December 31, 1999 and 1998 assuming StarNet had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                      December 31   December 31,
                                                          1999         1998
                                                       ----------    ---------

         Revenues......................................  $16,292      $8,219
         Net loss......................................  ($6,802)    ($8,154)
         Basic and diluted loss per share..............   ($0.42)     ($0.42)

         Weighted-average shares used  in pro forma
         per share computation.........................   16,110      12,607

     The above pro forma net loss figure for the three months ended December 31, 1999 includes the charge for acquired in-process research and development.

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

(7)  Discontinued Operations

     On August 5, 1998, we sold our Farallon Local Area Networking (LAN) Division (the LAN Division) including the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets to Farallon Communications, Inc. (Farallon), formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group (Gores). The consideration we received, in aggregate, for the sale of the LAN Division totaled $4.9 million and consisted of cash, a note receivable, royalties receivable and a warrant to purchase up to 5% of the equity of Farallon.

     The note receivable is for $1.0 million payable on July 31, 2000, bearing interest at 8% per annum. The value of the note has been discounted to reflect a rate of 15%, the assumed fair market rate of interest for a similar financial instrument.

     The royalties receivable are based upon Farallon's total annual revenues over each of the next five fiscal years ending on July 31, 2003. At December 31, 1999 there was a balance of $537,000 recorded as royalties receivable due from Farallon. Farallon's total revenues in each annual period must reach at least $15.0 million for a royalty to be paid to us.

     The disposition of our LAN Division in August 1998 has been accounted for as a discontinued operation in accordance with APB Opinion No. 30, and prior period consolidated financial statements have been restated to reflect the LAN Division's operations as a discontinued operation. Income from discontinued operations, net of taxes was $1.1 million for the three months ended December 31, 1999. This income represents the reversal of a liability we recorded for the excess space created at our Alameda, California headquarters that we believed could not be subleased to third parties. During the three months ended December 31, 1999, we found alternative uses for this excess space.

(8)  Geographic, Segment and Significant Customer Information

     We adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during fiscal year 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining what information is reported is based on the organization of operating segments and the related information that our Chief Operating Decision Maker (CODM) uses for operational decisions and financial performance assessments. Our Chief Executive Officer
(CEO) is considered our CODM. For purposes of making operating decisions and assessing financial performance, our CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Currently, operating expenses or assets are not disaggregated by product group for purposes of making operating decisions and assessing performance.

     We  generate   revenue  from  three   groups  of  products  and   services.
Disaggregated financial information regarding our three operating segments for the three months ended December 31, 1999 and 1998 is as follows:


                                                        WEB PLATFORM LICENSES
                                                        ---------------------


                                     INTERNET          WEB SITE         TIMBUKTU        TOTAL PRODUCTS
                                    EQUIPMENT          PRODUCTS         PRODUCTS
              1999

 Revenues........................... $    10,839     $    1,832       $    3,621          $   16,292
 Cost of revenues...................       7,609              6              116               7,731
                                     -----------     ----------       ----------          -----------
 Gross profit.......................       3,230          1,826            3,505               8,561
 Unallocated operating expenses                                                               16,998
                                                                                          -----------
     Operating loss.................                                                          (8,437)
 Other income, net..................                                                             828
                                                                                          -----------
     Loss before income taxes.......                                                          (7,609)
 Income tax provision (benefit).....                                                              --
                                                                                          -----------
     Loss from continuing
      operations....................                                                      $   (7,609)
                                                                                          ===========
-----------------------------------------------------------------------------------------------------

                                                      WEB PLATFORM LICENSES
                                                      ---------------------

                                     INTERNET          WEB SITE         TIMBUKTU            TOTAL
                                    EQUIPMENT          PRODUCTS         PRODUCTS          PRODUCTS
              1998

 Revenues........................... $   4,151         $     542       $    3,230         $  7,923
 Cost of revenues...................     2,646                 5              155            2,806
                                     ----------        ----------       ----------       ----------
 Gross profit.......................     1,505               537            3,075            5,117
 Unallocated operating expenses                                                             11,733
                                                                                         ----------
     Operating loss.................                                                        (6,616)
 Other income, net..................                                                           570
                                                                                         ----------
     Loss before income taxes.......                                                        (6,046)
 Income tax provision (benefit).....                                                           --
                                                                                         ----------
     Loss from continuing
      operations....................                                                      $ (6,046)
                                                                                         ==========

     We sell our products and provide services worldwide through a direct sales force, independent distributors, and value-added resellers. We currently operate in five regions, United States, Europe, Asia/Pacific, Canada, and Latin America. Revenues outside of the United States are primarily export sales denominated in United States dollars. Disaggregated financial information regarding our products and services and revenues by geographic region is as follows (in thousands):

                                                         Three Months Ended
                                                            December 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------ ------------
United States.......................................    $12,282      $5,079
Europe..............................................      3,260       2,317
Asia/Pacific........................................        299         243
Canada..............................................        359         238
Latin America.......................................         92          46
                                                      ------------ ------------
         Total revenues.............................    $16,292      $7,923
                                                      ============ ============

     We do not have material operating assets outside of the United States.

     During the three months ended December 31, 1999, Northpoint Communications, a competitive local exchange carrier (CLEC), accounted for 12% of our total revenues and 11% of our total accounts receivable. All revenues derived from this customer were related to sales of our internet equipment. No other customer during the three months ended December 31, 1999 accounted for 10% or more of our total revenues. One other customer accounted for 10% of our total accounts receivable for the three months ended December 31, 1999. No customers during the three months ended December 31, 1998 accounted for 10% or more of our total revenues or total accounts receivable.

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

Overview

     We provide Internet and electronic commerce infrastructure that enables small and medium size businesses to easily and cost-effectively connect to the Internet, establish and enhance their presence, and conduct business and electronic commerce on the Web. We offer digital subscriber line (DSL) and other high-speed, multi-user Internet equipment and Web platforms for creating and hosting Web sites, creating and hosting electronic commerce stores, and conducting real-time Internet communications.

     We sell our products and related maintenance, support and other services through telecommunication service providers, Internet service providers (ISPs), distributors, value-added resellers (VARs) and directly to end users.

     During the three months ended December 31, 1999:

o Our four largest customers, who each individually represented at least 5% of our total revenues, accounted for 33% of our total revenues; and

o Northpoint Communications, a competitive local exchange carrier (CLEC), accounted for 12% of our revenues. No other customer during the three months ended December 31, 1999 accounted for 10% or more of our total revenues.

     During the three months ended December 31, 1998:

o Our three largest customers, who each individually represented at least 5% of our total revenues, accounted for 25% of our total revenues; and

o No customer during the three months ended December 31, 1998 accounted for 10% or more of our total revenues.

     We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products. These customers could cease purchasing our products at any time, which could seriously harm our business.

     Historically, a significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue. For the three months ended December 31, 1999 and 1998, international revenues accounted for 25% and 36% of our total revenues, respectively.

     Our international revenues are currently denominated in United States dollars, and revenues generated by our international distributors are paid to us in United States dollars.

     Our revenues are derived from the sale of hardware and software products and include license revenues for our Web site server and Timbuktu Pro software, recurring revenues from our Web sites and E-stores and sales of our Internet equipment and fees for related services. We recognize revenue from the sale of our hardware products upon shipment. We recognize revenues from licenses of computer software provided that a firm purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. We recognize maintenance and service revenues over the period in which the services are provided. Certain of our sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. We record revenue net of an estimated allowance for returns and price protection. Any product returns or price decreases in the future that exceed our allowances may seriously harm our business.

     We provide end users of our products with a 90-day limited warranty on single-user versions of our Timbuktu Pro software and a one-year limited warranty on our Internet equipment. We permit end users to return Timbuktu Pro and our Internet equipment for replacements or for refund of the full purchase price if the products do not perform as warranted. Our Web sites are provided on an "as is" basis, and we generally do not offer a warranty on this product. End users of our Web sites are offered a free 30-day evaluation period to evaluate the product prior to purchase and thereafter can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

Results of Operations

         The following table sets forth for the periods indicated, certain statement of operations data expressed as a percentage of revenues.

                                                                             Three months ended
                                                                                December 31,
                                                                         --------------------------
                                                                             1999          1998
                                                                         ----------     -----------
           Revenues:
              Internet equipment......................................      66.5%          52.4%
              Web platform licenses and services......................      33.5%          47.6%
                                                                         ----------     -----------
                                                                           100.0%         100.0%
           Cost of revenues:
              Internet equipment......................................      46.7%          33.4%
              Web platform licenses and services......................       0.8%           2.0%
                                                                         ----------     -----------
                                                                            47.5%          35.4%
                                                                         ----------     -----------
              Gross profit............................................      52.5%          64.6%

           Operating expenses:
              Research and development................................      18.4%          25.1%
              Selling and marketing...................................      34.7%          60.1%
              General and administrative..............................       6.0%           9.9%
              Acquired in-process research
                and development.......................................      34.8%          53.1%
              Amortization of goodwill and other intangible assets....      10.5%            --
                                                                         ----------     -----------
                Total operating expenses..............................      104.3%        148.1%
                                                                         ----------     -----------

                Operating loss........................................     (51.8%)        (83.5%)
                                                                         ----------     -----------
            Other income, net.........................................       5.1%           7.2%
                                                                         ----------     -----------
               Loss from continuing operations
                  before income taxes.................................     (46.7%)        (76.3%)
            Income tax  provision (benefit)...........................        --             --
                                                                         ----------     -----------

               Loss from continuing operations........................     (46.7%)        (76.3%)

            Income from discontinued operations, net of taxes.........       7.0%            --
                                                                         ----------     -----------

                  Net loss............................................     (39.7%)        (76.3%)
                                                                         ==========     ===========
---------------------------------------------------------------------------------------------------

Three Months Ended December 31, 1999 and 1998

     Revenue. Our revenues increased 105.6% to $16.3 million in the three months ended December 31, 1999 from $7.9 million in the three months ended December 31, 1998.

     The increase in the three months ended December 31, 1999 was primarily due to:

     o Increased sales in North America of our DSL Internet equipment as our strategic relationships for the distribution of our DSL products continued to expand, and the introduction of new Internet equipment interoperable with Nokia's DSL central office access concentrator; and

     o Increased sales of our Web site licenses including the introduction of our E-commerce enabled Web sites.

     These increases were partially offset by decreased sales of our integrated services digital network (ISDN) Internet routers in North America as demand for DSL products increased and decreased sales of the shrink wrap versions of Timbuktu Pro for the Macintosh.

     International revenues increased 41.0% to $4.0 million in the three months ended December 31, 1999 from $2.8 million in the three months ended December 31, 1998. International revenues increased primarily due to sales of our DSL internet equipment which were not available during the three months ended December 31, 1998, the introduction of our integrated voice and data ISDN router acquired in connection with our acquisition of StarNet as well as increased sales of our Web site licenses. International revenues accounted for 25% and 36% of our total revenues for the three months ended December 31, 1999 and 1998, respectively. International revenues declined as a percentage of total revenues primarily due to increasing sales of our Internet equipment and Web platform products in the United States.

     The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.

                                               Three months ended December 31,
                                               -------------------------------
                                                    1999             1998
------------------------------------------------------------------------------

  Europe..................................           20%              29%
  Pacific Rim.............................            2                3
  Canada and Other........................            3                4
                                                  --------         --------
    Subtotal international revenues.......           25               36
  United States...........................           75               64
                                                  --------         --------
      Total revenues......................          100%             100%
                                                  ========         ========
------------------------------------------------------------------------------

     Although international revenues as a percentage of total revenue decreased in the three months ended December 31, 1999, a substantial portion of our revenues was derived from sales to international customers, and we expect sales to international customers to continue.

     Gross Margin. Our total gross margin decreased to 52.5% in the three months ended December 31, 1999 from 64.6% in the three months ended December 31, 1998. The decrease was primarily due to:

o Increased sales of our Internet equipment, which have a lower gross margin than our Web platform products; and

o Declining average selling prices of our Internet equipment as a result of price competition and more volume DSL contracts.

     These decreases were partially offset by increased volume and server license sales of our Web platform products as well as declining average costs of our products. In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

o    The mix of hardware and software products sold;

o    Pricing strategies;

o    Standard cost changes;

o    New versions of existing products; and

o    External market factors, including, but not limited to, price competition.

     Our Web platform products have a higher average gross margin than our Internet equipment. Accordingly, to the extent we sell more Internet equipment than Web platform products, our gross margins would be lower.

     Research and Development. Our research and development expenses increased 51.0% to $3.0 million for the three months ended December 31, 1999 from $2.0 million for the three months ended December 31, 1998. Research and development expenses increased primarily due to increased employee and development related expenses primarily as a result of our acquisitions of Serus, netOctopus and StarNet. The employees and operations acquired were not included in our research and development expenses for the three months ended December 31, 1998.

     We expect to continue to devote substantial resources to product and technological development and therefore, research and development costs may increase in absolute dollars in fiscal years 2000 and 2001. Historically, we have believed that our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the three months ended December 31, 1999, we capitalized $111,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

     Selling and Marketing. Our selling and marketing expenses increased 18.6% to $5.6 million for the three months ended December 31, 1999 from $4.8 million for the three months ended December 31, 1998. Selling and marketing expenses increased primarily due to:

o    Increased headcount and other employee related expenses; and

o    Increased participation in tradeshows.

     These expenses were partially offset by reduced advertising expenses.

     We believe that our selling and marketing expenses will increase in absolute dollars in fiscal years 2000 and 2001 as a result of:

o    Our acquisition of StarNet;

o Increased advertising and promotion campaigns related to our Web site and electronic commerce platform as well as our DSL Internet equipment; and

o    Continued expansion of our sales staff domestically and internationally.

     General and Administrative. Our general and administrative expenses increased 24.8% to $976,000 for the three months ended December 31, 1999 from $782,000 for the three months ended December 31, 1998. General and administrative expenses increased primarily due to:

o    Increased employee related expenses including employee recruitment costs;

o    Increased use of third party contractors and temporary  employee  services;
     and

o    Increased occupancy costs related to our Alameda facility.

     Acquired In-Process Research and Development. Based upon an independent third party valuation analysis of our acquisition of StarNet, we allocated a one-time charge of approximately $5.7 million of the purchase price to acquired in-process research and development for the three months ended December 31, 1999. See Note 6 of "Notes To Condensed Consolidated Financial Statements." Based upon an independent third party valuation analysis of our acquisitions of Serus and netOctopus, we allocated one time charges of approximately $3.9 million of the Serus purchase price and $400,000 of the netOctopus purchase price to acquired in-process research and development for the three months ended December 31, 1998.

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

     Amortization of Goodwill and Other Intangible Assets. For the three months ended December 31, 1999, amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of Serus, netOctopus and StarNet. The amount allocated to goodwill and other intangible assets in connection with our acquisition of StarNet was $22.4 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. The amount allocated to goodwill and other intangible assets in connection with our acquisition of Serus was $2.1 million and the amount allocated to goodwill and other intangible assets in connection with our acquisition of netOctopus was $700,000. We are amortizing the goodwill and other intangible assets related to these transactions over four years.

     Other Income, Net. Other income, net, primarily represents interest we earn on our cash, cash equivalents and short-term investments. Other income, net, increased 45.3% to $828,000 for the three months ended December 31, 1999 from $570,000 for the three months ended December 31, 1998. The increase was due to the higher cash, cash equivalents and short-term investment balances on hand primarily from the cash we raised through our secondary offering in August 1999. We expect interest income to decrease moderately in absolute dollars due to the cash used for operating activities.

     Income Tax Benefit. We did not record an income tax benefit during the three months ended December 31, 1999 or 1998 primarily due to continued substantial uncertainty regarding our ability to realize our tax assets.

     Discontinued Operations. Income from discontinued operations of $1.1 million during the three months ended December 31, 1999 primarily represents the reversal of a liability we recorded for the excess space created at our Alameda, California facility, in connection with the sale of our LAN Division on August 5, 1998, that we believed could not be subleased to third parties.

Year 2000 Disclosure

     Except for expenditures disclosed in prior filings, our business was not adversely affected by the risks posed by Year 2000 issues. Based on our testing, which was completed before December 31, 1999 and our experience to date, we have confirmed that our internally developed systems and technology (including our financial, order entry, inventory, shipping and customer database systems) are Year 2000 compliant, and have been functioning properly in calendar year 2000. Additionally, we do not believe the risks posed by Year 2000 issues adversely affected any of our critical vendors and suppliers or our strategic partners. In addition to the investment of employee time and resources, we estimate that we spent approximately $130,000 to upgrade certain facility related items for Year 2000 compliance. As a result of our Year 2000 preparedness, the preparedness efforts of our critical vendors and suppliers and strategic partners, while no assurances are possible, we currently assess future risks posed by Year 2000 issues as not material to our business.

Other Factors That You Need To Be Aware Of Which May Affect Our Future Operating Results

We have a history of losses and negative cash flow, and we expect to incur losses and we may incur negative cash flow in the future.

     Our failure to significantly increase our revenues would result in continuing losses. We incurred losses from continuing operations of $7.6 million and $6.0 for the three months ended December 31, 1999 and 1998, respectively. We expect to incur net losses in the future, and these losses may be substantial. Further, we may incur negative cash flow in the future particularly to the extent we complete any acquisition opportunities. Because of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to achieve profitability and positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

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

o    Variations in the timing and size of orders for our Internet equipment;

o Our ability to license, and the timing of licenses, of our Web platform products, particularly site server licenses and Timbuktu Pro;

o The growth rate in the number of Web sites that are built using our Web platform, from which we derive revenues;

o Loss of significant distributors or customers, or significant decreases or delays in purchases by significant distributors or customers, such as Ingram Micro, Softway International, NorthPoint Communications and Covad Communications;

o The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin Internet equipment as a percentage of our total revenues;

o The price and availability of chip sets, which we obtain from Conexant Systems, for our DSL Internet equipment;

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

o Anticipated price competition in the market for Internet equipment and Web platform products;

o The level of market penetration of our Internet equipment and Web platform products relative to those of our competitors; and

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

     In the DSL router market, we primarily encounter competition from 3Com, Lucent Technologies, Cayman Systems, Cisco Systems, Efficient Networks (FlowPoint), Ramp Networks and several other companies. In addition to these competitors, there have been a growing number of announcements by other companies that they intend to enter the DSL router market. Further, some competitors offer low-cost or no-cost support programs that are similar to our "Up & Running, Guaranteed!" program.

     In the market for Web sites and electronic commerce platforms, we encounter competition primarily from Homestead Technologies, IBM, Inc. Online, Site Architects, Sitematic, Verio, Yahoo!Geocities and several other companies. In the market for our remote control and enterprise software, we primarily encounter competition from Computer Associates, Intel, Microcom (Compaq), Microsoft, Vector Networks, Stac Software, Symantec, Tivoli Systems (IBM) and several other companies. We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for Timbuktu Pro.

     Many of our current and potential competitors in all three product areas have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than we do. In addition, many of our customers have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in all three product areas for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

We need to develop, introduce and market new and enhanced products in a timely manner to remain competitive.

     We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, reliability and compatibility. For example, we anticipate that voice over DSL technology will become an important feature of future DSL router products. As a result, we believe we will need to successfully develop, introduce and market voice over DSL functionality in our products. Additionally, we will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our DSL products. Currently, our router products are fully integrated with Copper Mountain's CopperView management for CopperEdge central office access concentrators and are interoperable with Lucent's Stinger and Nokia's ATM/DSL D50 Speedlink digital subscriber line central office access concentrators. However, we may not be able to successfully develop, introduce, enhance or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

We may engage in acquisitions or divestitures that involve numerous risks, including the use of cash and the diversion of management attention.

     In the past, we have engaged in both acquisitions and divestitures. For example, in August 1998, we sold our LAN Division, which developed and sold local area network (LAN) products. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in December 1998, we acquired netOctopus and Serus and in October 1999, we acquired StarNet Technologies, Inc. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

We may experience declining gross margins due to price competition and an increase in sales of lower margin Internet equipment as a percentage of our total revenue.

     We expect that sales of our Internet equipment may account for a larger percentage of our total revenues in future periods. Because these products are generally sold at lower gross margins than our Web platform products, this will likely result in a decrease in our overall gross margins. Further, we expect that the market for Internet equipment, in particular DSL products, will become increasingly competitive and that we will be forced to lower the prices we charge for our Internet equipment in the future. As the average selling price of our routers declines, our gross margins related to such products, and in general, are likely to decline.

The loss of, or decline in, purchases by one or more of our key distributors or customers would result in a significant decline in our revenues.

     Our revenues will decline and our losses will increase if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. During the three months ended December 31, 1999, our top four customers who each individually represented at least 5% of our total revenues accounted for approximately 33% of our total revenues as a group, respectively. In this period, sales to Northpoint Communications represented approximately 12% of our total revenues.

Our limited operating history in DSL Internet equipment makes it difficult to evaluate our prospects.

     Our DSL Internet equipment has only recently been introduced. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a relatively new, rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, including requirements for performance, price, features and compatibility with other DSL equipment. We may not be able to rapidly introduce innovative new products that meet these market requirements. It is possible that the market for DSL Internet equipment will develop in a manner that we do not anticipate. Our competitors have introduced DSL products, some of which may compete effectively against our DSL products. Such developments could render our DSL products obsolete.

Our revenues will not grow and our losses will increase if we cannot continue to successfully introduce, market and sell our DSL Internet equipment.

     A substantial portion of our revenues from Internet equipment is derived from non-DSL routers. We anticipate that in the future the market for such non-DSL products will decrease and that sales of our non-DSL products will decline as a percentage of our total revenues. Accordingly, our revenues will not grow if we are unable to continue to introduce, market and sell our DSL Internet equipment.

Sales of our DSL Internet equipment will decline substantially if Copper Mountain and Nokia DSL equipment is not widely deployed.

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

Substantial  sales  of  our  DSL  Internet   equipment  will  not  occur  unless
telecommunications service providers initiate substantial deployment of DSL services.

     The success of our DSL Internet equipment depends upon whether telecommunications service providers deploy DSL technologies and upon the timing of the deployment of such technologies. Factors that will impact such deployment include:

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

Other technologies for the high-speed Internet equipment market will compete with DSL services.

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

     The purchasers of our DSL Internet equipment are primarily emerging competitive telecommunications service providers such as NorthPoint Communications and Covad Communications. We depend upon the ability of such competitive telecommunications service providers to successfully offer DSL services. These competitive telecommunications service providers are competing with traditional regional telephone companies. Traditional regional telephone companies may have a number of competitive advantages over their new competitors, including greater resources, name recognition and access to customers. Also, traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install DSL equipment at the regional telephone companies' central offices.

We purchase the semi-conductor chips for our DSL routers from a limited number of suppliers.

     All of our DSL routers rely on certain semi-conductor chips that we purchase from a limited number of suppliers. We do not have volume purchase contracts with any of our suppliers and they could cease selling us these semi-conductor chips at any time. If we are unable to timely obtain a sufficient quantity of these semiconductor chips from any of our suppliers for any reason, sales of our DSL routers could be delayed or halted. Further, we could also be forced to redesign our DSL routers and qualify new suppliers of semiconductor chip sets. The resulting stoppage or delay in selling our products and the expense of redesigning our DSL routers would seriously harm our reputation and business.

Substantially  all of our circuit boards are  manufactured  by SMTC  Corporation
(SMTC), a contract manufacturer.

     Substantially all of our Internet equipment include circuit boards that are manufactured by SMTC which recently acquired Hi-Tech Manufacturing, or HTM, our former contract manufacturer. Additionally, certain of our DSL routers are assembled and packaged by SMTC. If supplies of circuit boards or DSL routers from SMTC are interrupted for any reason, we will incur significant losses until we can arrange for alternative sources. Any such interruption may seriously harm our reputation and business.

We may be unable to obtain components for our Internet equipment from independent contractors and specialized suppliers.

     We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our Internet equipment rely on components that are supplied by independent contractors and specialized suppliers. We generally do not have guaranteed supply arrangements with these third-parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient router components also depends on our ability to accurately forecast our future requirements. If we are unable to timely obtain a sufficient quantity of components from the independent contractors or specialized suppliers for any reason, sales of our Internet equipment could be delayed or halted. Further, we could also be forced to redesign our Internet equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our Internet equipment would seriously harm our reputation and business. In addition, we anticipate that it will be necessary for us to establish relationships with additional component suppliers in the future. If we are unsuccessful in establishing these relationships, we may not be able to obtain sufficient components in some future period.

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

         In connection with the sale of our LAN Division in August 1998 to Farallon Communications, or Farallon, an affiliate of Gores Technology Group, or Gores, we received consideration which included (i) a two year $1.0 million promissory note from Farallon, guaranteed by Gores, and (ii) royalties on Farallon's revenues for a period of five years which are currently recorded on our balance sheet as an amount receivable of $537,000. Because a substantial portion of Farallon's products are designed for products sold by Apple Computer, or Apple, the ability of the buyer to make these payments depends in large part upon the market for Apple's products.

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

     We provide end users of our products with a 90-day limited warranty on our Timbuktu Pro software and a one-year limited warranty on our Internet equipment. In addition, we provide end users of our Web sites a free 30-day trial period after which time end users can cancel at no cost. We permit end users to return our Internet connectivity equipment, Timbuktu Pro software and Web sites for replacement or refund of the full purchase price if the products do not perform as warranted. If a substantial portion of our customers return our products for replacement or refund, we will lose revenue and our business could be seriously damaged.

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

     Our industry and industries that our business depends on may be affected by changes in tariffs and regulations. For example, we depend on telecommunications service providers for sales of our DSL Internet equipment, and companies in the telecommunications industry must comply with numerous regulations and pay numerous tariffs. If our industry or industries that we depend on become subject to increases in tariffs and regulations that lead to corresponding increases in the cost of doing our business or doing business with us, our revenues could decline. For example, if a regulatory agency imposed restrictions on DSL service that were not also imposed on other forms of high-speed Internet access, our business could be harmed.

Our California facilities are located near major earthquake fault lines.

     Our California facilities are located near major earthquake fault lines. If there is a major earthquake in the region, our business could be seriously harmed.

We may find it difficult to raise needed capital in the future, which could significantly harm our business.

         We may require substantial capital to finance our future growth and fund our ongoing research and development activities beyond fiscal 2000. Our capital requirements will depend on many factors, including:

     o    Acceptance of and demand for our products;

     o    The number and timing of acquisitions;

     o    The costs of developing new products;

     o    The costs associated with our expansion; and

     o The extent to which we invest in new technology and research and development projects.

     If we issue additional stock or other instruments to raise capital, the percentage ownership in Netopia of existing stockholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

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

Liquidity and Capital Resources

     We have funded our operations to date primarily through the private sale of equity securities and the initial public offering of our common stock. As of December 31, 1999, we had cash, cash equivalents and short-term investments representing 53% of total assets.

     Our operating activities used $1.0 million of cash for the three months ended December 31, 1999 and $3.5 million for the three months ended December 31, 1998. The cash used by operations in the three months ended December 31, 1999 was primarily due to supporting our operating activities as well as the increase in accounts receivable and inventories, partially offset by an increase in accounts payable and accrued liabilities. The cash used by operations in the three months ended December 31, 1998 was primarily due to supporting our operating activities as well as the increase in accounts receivable and the reduction of accounts payable and accrued liabilities related to the sale of our LAN Division.

     Cash used in investing activities for the three months ended December 31, 1999 was primarily due to:

     o    Purchases of short-term investments; and

     o    The acquisition of StarNet.

     Cash provided by investing activities for the three months ended December 31, 1998 was primarily due to proceeds from the sale of short-term investments partially offset by:

     o    Purchases of short-term investments; and

     o    The acquisitions of Serus and netOctopus.

     Cash provided by our financing activities for the three months ended December 31, 1999 and 1998 was primarily related to the exercise of employee stock options.

     Although we believe that our existing cash balance will decrease moderately during the remainder of fiscal 2000 as a result of increased operating expenses, we believe that our existing cash, cash equivalents and short-term investments will be adequate to meet our cash needs for working capital, capital expenditures and earnouts related to our acquisitions for at least the next twelve months. We may require substantial capital to finance our future growth and fund our ongoing research and development activities during the remainder of fiscal 2000 and thereafter. If we issue additional stock to raise capital, the percentage ownership in Netopia of existing stockholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

     From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to obtain additional presence on the Internet or to support additional advertising and promotional campaigns. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in December 1998, we acquired netOctopus and Serus and in October 1999, we acquired StarNet. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     The table below presents the carrying value and related weighted-average interest rates for our investment portfolio. The carrying value approximates fair value at December 31, 1999. All of our investments mature in twelve months or less.

                                                                  Carrying                Average
 Principal (notional) amounts in United States dollars:            Amount              Interest Rate
------------------------------------------------------------------------------------------------------
                                                               (in thousands)
 Cash equivalents - fixed rate.............................     $    9,150                  6.00%
 Short-term investments - fixed rate.......................                                 5.84%
                                                                    32,918
                                                                -------------

                                                                $   42,068
                                                                =============

PART II.      OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On October 13, 1999 we issued 447,852 shares of our Common Stock as partial consideration for the acquisition of StarNet Technologies, Inc. In addition to the issuance of the Common Stock, the consideration we paid included (i) $8.4 million in cash paid on the closing date of the transaction; (ii) a series of potential cash earnout payments aggregating up to approximately $5.9 million at various times after the closing date if certain technical and revenue milestones are achieved; and; (iii) the substitution of stock options to purchase 39,311 shares of our Common Stock in replacement of the StarNet options held by StarNet's former employee, who joined Netopia after the closing, valued at approximately $1.4 million. The shares were issued in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, in part based on the limited number and the nature of the StarNet shareholders.

Item 6.       Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)      Exhibits

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

     On October 28, 1999, we filed a Form 8-K, with disclosures made under Item 2 "Acquisition of Securities" and Item 7 "Financial Statements and Exhibits," in connection with our acquisition of StarNet Technologies, Inc.

     On December 28, 1999, we filed a Form 8-K/A, with disclosures under Item 5 "Registrants' Audited Consolidated Financial Statements" and Item 7 "Financial Statements and Exhibits," in connection with our acquisition of StarNet and the filing of certain other financial information.

     The financial statements filed under Item 5 were:

     o Netopia, Inc. and Subsidiaries consolidated balance sheets as of September 30, 1999 and 1998;

     o Netopia, Inc. and Subsidiaries consolidated statements of operations for the years ended September 30, 1999, 1998 and 1997;

     o    Netopia,   Inc.   and   Subsidiaries    consolidated   statements   of
          stockholders' equity for the years ended September 30, 1999, 1998 and 1997;

     o Netopia, Inc. and Subsidiaries consolidated statements of cash flows for the years ended September 30, 1999, 1998 and 1997; and

     o    Netopia, Inc. and Subsidiaries notes to consolidated statements.

     The financial statements filed under Item 7 were:

     o StarNet Technologies, Inc. balance sheets as of September 30, 1999 and 1998;

     o StarNet Technologies, Inc. statements of operations for the years ended September 30, 1999 and 1998;

     o    StarNet   Technologies,   Inc.  statements  of  stockholders'   equity
          (deficit) for the years ended September 30, 1999 and 1998;

     o StarNet Technologies, Inc. statements of cash flows for the years ended September 30, 1999 and 1998; and

     o    StarNet Technologies, Inc. notes to financial statements.

     The financial statements filed under Item 7(b) were:

     o Netopia, Inc. and Subsidiaries unaudited pro forma condensed balance sheet as of September 30, 1999; and

     o    Netopia,   Inc.  and   Subsidiaries   unaudited  pro  forma  condensed
          consolidated statement of operations for the year ended September 30, 1999.

SIGNATURE
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2000                        NETOPIA, INC.

                                        (Registrant)



                                        By:  /s/ James A. Clark
                                             -----------------------------------
                                             James A. Clark
                                             Vice President and Chief Financial
                                               Officer (Duly Authorized Officer
                                               and Principal Financial Officer)