Form 10-Q
period 2000-03-31
NETOPIA INC
filed 2000-05-15
CIK 1012482

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


     Indicate by X check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes  X                No  ________
                      ---


     As of April 30, 2000 there were 17,239,502 shares of the Registrant's Common Stock outstanding.

================================================================================

NETOPIA, INC.
FORM 10-Q

TABLE OF CONTENTS                                                                                                     PAGE 4
----------------------------------------------------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements...............................................................   2

           Condensed consolidated balance sheets at March 31, 2000 and September 30, 1999............................   2

           Condensed consolidated statements of operations for the three and six months ended
           March 31, 2000 and 1999...................................................................................   3

           Condensed consolidated statements of cash flows for the six months ended March 31,
           2000 and 1999.............................................................................................   4

           Notes to condensed consolidated financial statements......................................................   5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................................  33

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.................................................................  34

Item 4.    Submission of Matters to a Vote of Security Holders.......................................................  34

Item 6.    Exhibits and Reports on Form 8-K..........................................................................  34

SIGNATURE............................................................................................................  35

PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
(unaudited)                                                                          March 31,                   September 30,
                                                                                        2000                          1999
                                                                                   ---------------           ------------------
ASSETS

Current assets:
   Cash and cash equivalents..............................................         $       51,332                 $      61,381
   Short-term investments.................................................                  9,485                         8,102
   Trade accounts receivable less allowance for doubtful accounts and
        returns of $931 and $796, respectively............................                 15,192                         9,852
   Royalties receivable...................................................                    319                           361
   Note receivable........................................................                  1,014                           966
   Inventories, net.......................................................                  6,127                         3,681
   Prepaid expenses and other current assets..............................                  2,739                         1,397
                                                                                   --------------                 -------------
       Total current assets...............................................                 86,208                        85,740
Royalties receivable......................................................                     --                           377
Furniture, fixtures and equipment, net....................................                  3,065                         2,403
Intangible assets, net....................................................                 38,142                         2,362
Deposits and other assets.................................................                  4,428                         5,087
                                                                                   --------------                 -------------
                                                                                   $      131,843                 $      95,969
                                                                                   ==============                 =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................................         $       10,370                 $       5,258
   Accrued compensation...................................................                  2,681                         2,170
   Accrued liabilities....................................................                  1,921                         1,564
   Deferred revenue.......................................................                  1,717                         1,343
   Other current liabilities..............................................                      1                            11
                                                                                   --------------                 -------------
       Total current liabilities..........................................                 16,690                        10,346
Long-term liabilities.....................................................                    518                           544
                                                                                   --------------                 -------------
       Total liabilities..................................................                 17,208                        10,890

Commitments and contingencies

Stockholders' equity:
 Preferred stock: $0.001 par value, 5,000,000 shares authorized;
   none issued or outstanding.............................................                     --                            --

 Common stock: $0.001 par value, 25,000,000 shares authorized;
   17,043,105 and 15,519,198 shares issued and outstanding at
   March 31, 2000 and September 30, 1999, respectively....................                     17                            15
   Additional paid-in capital.............................................                139,816                        99,978
   Accumulated deficit....................................................                (25,479)                      (14,942)
   Accumulated other comprehensive income.................................                    281                            28
                                                                                   --------------                 -------------
       Total stockholders' equity.........................................                114,635                        85,079
                                                                                   --------------                 -------------
                                                                                   $      131,843                 $      95,969
                                                                                   ==============                 =============

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

                                                               Three months ended             Six months ended
                                                                    March 31,                     March 31,
                                                          ----------------------------  ---------------------------
                                                                  2000            1999         2000            1999
                                                          ------------    ------------  -----------    ------------
Revenues:
   Internet equipment...............................           $15,660         $ 5,470    $  26,499         $ 9,621
   Web platform licenses and services...............             6,136           5,065       11,589           8,837
                                                          ------------    ------------  -----------    ------------
                                                                21,796          10,535       38,088          18,458
Cost of revenues:
   Internet equipment...............................            10,879           3,452       18,488           6,098
   Web platform licenses and services...............               124             192          246             352
                                                          ------------    ------------  -----------    ------------
                                                                11,003           3,644       18,734           6,450
                                                          ------------    ------------  -----------    ------------

   Gross profit.....................................            10,793           6,891       19,354          12,008

Operating expenses:
   Research and development.........................             3,143           2,346        6,141           4,331
   Selling and marketing............................             6,272           4,828       11,919           9,589
   General and administrative.......................             1,317             899        2,293           1,681
   Acquired in-process research and development.....             2,990              --        8,658           4,205
   Amortization of goodwill and other intangible
   assets...........................................             2,038             181        3,747             181
                                                          ------------    ------------  -----------    ------------
      Total operating expenses......................            15,760           8,254       32,758          19,987
                                                          ------------    ------------  -----------    ------------
      Operating loss................................            (4,967)         (1,363)     (13,404)         (7,979)
Other income, net...................................               892             430        1,720           1,000
                                                          ------------    ------------  -----------    ------------
   Loss from continuing operations
      before income taxes...........................            (4,075)           (933)     (11,684)         (6,979)
Income tax benefit..................................                --              --           --              --
                                                          ------------    ------------  -----------    ------------
   Loss from continuing operations..................                                                         (6,979)
                                                                (4,075)           (933)     (11,684)
Discontinued operations:
 Income from discontinued operations, net of taxes..                --              --        1,147              --
                                                          ------------    ------------  -----------    ------------

   Net loss.........................................           $(4,075)        $  (933)   $ (10,537)        $(6,979)
                                                          ============    ============  ===========    ============

Comprehensive loss:
   Net loss.........................................           $(4,075)        $  (933)   $ (10,537)        $(6,979)
   Other comprehensive Income (loss)................               (52)             --          253              --
                                                          ------------    ------------  -----------    ------------
   Total comprehensive loss.........................           $(4,127)        $  (933)   $ (10,284)        $(6,979)
                                                          ============    ============  ===========    ============

Per share data, continuing operations:
   Basic and diluted loss per share.................           $ (0.25)        $ (0.07)   $   (0.72)        $ (0.56)
                                                          ============    ============  ===========    ============
   Common shares used in the per share
      calculations..................................            16,564          12,613       16,304          12,386
                                                          ============    ============  ===========    ============


Per share data, net loss:
   Basic and diluted loss per share.................           $ (0.25)        $ (0.07)   $   (0.65)        $ (0.56)
                                                          ============    ============  ===========    ============
   Common shares used in the per share
     calculations...................................            16,564          12,613       16,304          12,386
                                                          ============    ============  ===========    ============

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)                                                                         Six months ended March 31,
                                                                                 --------------------------------
                                                                                     2000                 1999
                                                                                 --------------------------------
Cash flows from operating activities:
Net loss..................................................................       $   (10,537)       $      (6,979)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
  Depreciation and amortization...........................................             4,762                1,393
  Charge for in-process research and development..........................             8,658                4,205
  Changes in allowance for doubtful accounts and returns on accounts
    receivable............................................................               135                   12
  Changes in operating assets and liabilities:
    Trade accounts receivable.............................................            (5,475)              (3,907)
    Inventories...........................................................            (2,446)                  64
    Prepaid expenses, and other current assets............................            (1,348)                  26
    Deposits and other assets.............................................               844                  (10)
    Accounts payable and accrued liabilities..............................             5,980               (1,302)
    Deferred revenue......................................................               393                  346
    Other liabilities.....................................................               (55)                 (54)
                                                                                 -----------        -------------
      Net cash provided by (used in) operating activities.................               911               (6,206)
                                                                                 -----------        -------------


Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment...........................              (868)                (736)
  Capitalization of software development costs............................              (364)                (288)
  Acquisition of technology...............................................           (12,694)              (4,299)
  Purchase of short-term investments......................................           (25,704)             (12,666)
  Proceeds from the sale and maturity of short-term investments...........            24,321               20,271
                                                                                 -----------        -------------
      Net cash provided by (used in) investing activities.................           (15,309)               2,282
                                                                                 -----------        -------------

Cash flows from financing activities:
  Proceeds from the issuance of common stock, net.........................             4,349                1,386
                                                                                 -----------        -------------
      Net cash provided by financing activities...........................             4,349                1,386
                                                                                 -----------        -------------

Net decrease in cash and cash equivalents.................................           (10,049)              (2,538)
Cash and cash equivalents, beginning of period............................            61,381               19,244
                                                                                 -----------        -------------
Cash and cash equivalents, end of period..................................       $    51,332        $      16,706
                                                                                 ===========        =============

Supplemental disclosures of noncash investing and financing activities:
  Issuance of common stock and common stock options for acquisition of
   intangible assets......................................................       $    35,491        $       2,811
                                                                                 -----------        -------------
  Issuance of common stock for consulting services........................       $        --        $          92
                                                                                 ===========        =============

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in our opinion are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2000.

(2)  Recent Accounting Pronouncements
     --------------------------------

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We will adopt SFAS 133 in our fiscal first quarter of 2001 and we do not expect a material impact on our results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in our fiscal first quarter of 2001 and we are evaluating the effect, if any, that such adoption may have on our consolidated results of operations and financial position.

(3)  Inventories
     -----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventories consisted of the following (in thousands):

                                                                           March 31,             September 30,
                                                                             2000                    1999
                                                                      -------------------      ------------------
     Raw materials and work in process...........................                  $2,738                  $1,699
     Finished goods..............................................                   3,389                   1,982
                                                                      -------------------      ------------------
                                                                                   $6,127                  $3,681
                                                                      ===================      ==================

(4)  Furniture, Fixtures and Equipment, net (in thousands):
     ------------------------------------------------------

                                                                            March 31,            September 30,
                                                                              2000                   1999
                                                                       ------------------      ------------------
     Furniture, fixtures and equipment............................     $           14,433      $           13,565
     Accumulated depreciation and amortization....................                (11,368)                (11,162)
                                                                       ------------------      ------------------
                                                                       $            3,065      $            2,403
                                                                       ==================      ==================

(5)  Loss Per Share
     --------------

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

     Potentially dilutive common shares have been excluded from the computation of diluted EPS for the three and six months ended March 31, 2000 and 1999 since their effect on EPS is antidilutive due to the losses incurred in each period. Consequently, the number of shares in the computations of basic and diluted EPS is the same for each period. Potentially dilutive common shares which were excluded from the computation of diluted EPS consisted of options to purchase common stock totaling 4,083,002 shares and 3,950,813 shares for the three and six months ended March 31, 2000 and 1999, respectively, and warrants to purchase common stock totaling 60,000 shares for the three and six months ended March 31, 1999.

(6)  Acquisitions
     ------------

     WebOrder

     On March 23, 2000, we acquired all the outstanding common and preferred stock of WebOrder, a California corporation, in a merger transaction in which WebOrder merged into WO Merger Corporation, our wholly owned subsidiary formed in connection with the transaction. WebOrder is a developer of e-commerce infrastructure for small and medium size businesses. WebOrder's Smart Commerce System offers e-commerce solutions to on-line businesses including the ability to manage order processing, and the ability to maintain records of customer transactions flowing through a merchant's E-Store.

     We accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $20.7 million, based on the consideration we paid at closing. The final purchase price is dependent on potential earnout payments as discussed below. The aggregate purchase price includes:

     .  $1.6 million in cash paid on the closing date of the transaction;

     .  233,119 shares of our common stock issued on the closing date;

     . a series of potential earnout payments paid in cash and common stock after the closing date if certain revenue milestones are achieved. These earnout opportunities will be added to and included in the purchase price for accounting purposes when it is deemed probable that the earnouts will be paid;

     . The substitution of stock options to purchase our common stock in replacement of the WebOrder options held by WebOrder's former employees, who joined Netopia after the closing, valued at approximately $2.1 million. We used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 5 years, interest rate of 5.7%; and no dividends; and

     . transaction costs of approximately $975,000 which include legal fees, accounting fees, and fees for other related professional services.

     Approximately 15,695 shares of our common stock will be held in escrow for one year after the closing to satisfy WebOrder's indemnification obligations.

     The excess purchase price over the net book value of the assets acquired was approximately $20.1 million. The transaction resulted in goodwill and other intangible assets of approximately $17.1 million, which is being amortized over four and three years, respectively and a charge for acquired in-process research and development of approximately $3.0 million.

     Both cost and income approaches were used to appraise the value of the business and projects acquired. Such methods take into consideration replacement costs of assets acquired, the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during our fiscal first quarter of 2001. These cash flows were discounted using a weighted average discount rate of 42%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, we determined the products purchased in aggregate, including products under development and completed products, to be approximately 82% complete at the time of acquisition. We expect to complete the in-process research and development during our third quarter of fiscal 2000 and we estimate the costs to complete the in-process research and development to be approximately $50,000.

     The funds used to pay the cash portion of the purchase price were derived from our existing working capital.

     All of WebOrder's former full time employees became employees of Netopia. WebOrder's founder and one other key shareholder/employee entered into non-competition agreements in connection with the acquisition.

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999 assuming WebOrder had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                                         March 31,                March 31,
                                                                           2000                     1999
                                                                   -------------------      -------------------
     Revenues.............................................                    $ 21,954                 $ 10,568
     Net loss.............................................                     ($2,600)                 ($2,206)
     Basic and diluted loss per share.....................                      ($0.16)                  ($0.17)
     Weighted-average shares used in pro forma per share
     computation..........................................                      16,774                   12,846

     The above pro forma net loss figures for the three months ended March 31, 2000 and 1999 exclude the charge for acquired in-process research and development and have been adjusted to include the amortization of goodwill and other intangibles related to the WebOrder acquisition for each period.

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations for the six months ended March 31, 2000 and 1999 assuming WebOrder had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                                          March 31                 March 31,
                                                                             2000                     1999
                                                                   -------------------      -------------------
     Revenues..............................................                   $ 38,356                 $ 18,517
     Net loss..............................................                    ($9,350)                 ($8,319)
     Basic and diluted loss per share......................                     ($0.57)                  ($0.66)
     Weighted-average shares used in pro forma per share
     computation...........................................                     16,526                   12,619

     The above pro forma net loss figures for the six months ended March 31, 2000 and 1999 exclude the charge for acquired in-process research and development and have been adjusted to include the amortization of goodwill and other intangibles related to the WebOrder acquisition for each period.

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

  StarNet Technologies

     On October 13, 1999, we acquired StarNet Technologies, Inc., ("StarNet"), a California corporation, in a merger transaction in which StarNet merged into our newly formed, wholly owned, subsidiary. StarNet has been developing a voice channel technology architecture that allows the transmission of voice lines over a digital subscriber line along with the simultaneous transmission of standard data packets. We intend to integrate StarNet's technology into our existing Internet equipment development and begin offering voice and data integrated access devices. Any delay in the completion of the development of the products would cause us to incur additional unplanned development expenses as well as the loss or deferral of customer purchases, either of which could seriously harm our business.

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

     .  447,852 shares of our common stock issued on the closing date;

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

     . The substitution of stock options to purchase our common stock in replacement of the StarNet options held by StarNet's former employee, who joined Netopia after the closing, valued at approximately $1.4 million. We used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 4 years, interest rate of 4.9%; and no dividends; and

     . Transaction costs of approximately $820,000 which include legal fees, accounting fees, fees paid for an independent fairness opinion, and fees for other services.

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

(7)  Discontinued Operations
     -----------------------

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

     The note receivable is for $1.0 million payable on July 31, 2000, bearing interest at 8% per annum. The value of the note has been discounted to reflect a rate of 15%, the assumed fair market rate of interest for a similar financial instrument. On May 9, 2000, Farallon paid the note and related interest receivable in its entirety.

     The royalties receivable are based upon Farallon's total annual revenues over each of the next five fiscal years ending on July 31, 2003. At March 31, 2000 there was a balance of $319,000 recorded as royalties receivable due from Farallon. Farallon's total revenues in each annual period must reach at least $15.0 million for a royalty to be paid to us.

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

(8)  Geographic, Segment and Significant Customer Information
     ---------------------------------------------------------

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

     We generate revenue from three groups of products and services. Disaggregated financial information regarding our three operating segments for the three months ended March 31, 2000 and 1999 is as follows:


                                                             ----------------------------------------------
                                                                    WEB PLATFORM LICENSES AND SERVICES
                                     ---------------------   ----------------------------------------------   --------------------
                                       INTERNET EQUIPMENT      E-BUSINESS PRODUCTS      TIMBUKTU PRODUCTS        TOTAL PRODUCTS
                                     ---------------------   ---------------------   ----------------------   --------------------
Three months ended March 31, 2000
---------------------------------
Revenues.........................                  $15,660                  $2,352                  $3,784                 $21,796
Cost of revenues.................                   10,879                       4                     120                  11,003
                                     ---------------------   ---------------------   ---------------------    --------------------
Gross profit.....................                    4,781                   2,348                   3,664                  10,793
Unallocated operating expenses...                                                                                           15,760
                                                                                                              --------------------
    Operating loss...............                                                                                           (4,967)

                                                             ----------------------------------------------
                                                                    WEB PLATFORM LICENSES AND SERVICES
                                     ---------------------   ----------------------------------------------   --------------------
                                       INTERNET EQUIPMENT       E-BUSINESS PRODUCTS      TIMBUKTU PRODUCTS       TOTAL PRODUCTS
                                     ---------------------   ------------------------   -------------------   --------------------
Three months ended March 31, 1999
---------------------------------
Revenues.........................                    $5,470                      $793                $4,272                $10,535
Cost of revenues.................                     3,452                         4                   188                  3,644
                                     ---------------------   ------------------------   -------------------   --------------------
Gross profit.....................                     2,018                       789                 4,084                  6,891
Unallocated operating expenses...                                                                                            8,254
                                                                                                              --------------------
    Operating loss...............                                                                                           (1,363)

     Disaggregated financial information regarding our three operating segments for the six months ended March 31, 2000 and 1999 is as follows:

                                                           -----------------------------------------------
                                                                  WEB PLATFORM LICENSES AND SERVICES
                                   ---------------------   -----------------------------------------------   ----------------------
                                     INTERNET EQUIPMENT      E-BUSINESS PRODUCTS       TIMBUKTU PRODUCTS         TOTAL PRODUCTS
                                   ---------------------   ----------------------   ----------------------   ----------------------
Six months ended March 31, 2000
--------------------------------
Revenues........................                 $26,499                   $4,184                   $7,405                 $ 38,088
Cost of revenues................                  18,488                       10                      236                   18,734
                                   ---------------------    ---------------------   ----------------------   ----------------------
Gross profit....................                   8,011                    4,174                    7,169                   19,354
Unallocated operating expenses..                                                                                             32,758
                                                                                                             ----------------------
    Operating loss..............                                                                                            (13,404)

                                                          -----------------------------------------------
                                                                 WEB PLATFORM LICENSES AND SERVICES
                                   --------------------   -----------------------------------------------   ----------------------
                                     INTERNET EQUIPMENT     E-BUSINESS PRODUCTS       TIMBUKTU PRODUCTS         TOTAL PRODUCTS
                                   --------------------   ----------------------   ----------------------   ----------------------
Six months ended March 31, 1999
--------------------------------
Revenues........................                 $9,621                   $1,335                   $7,502                  $18,458
Cost of revenues................                  6,098                        9                      343                    6,450
                                   --------------------   ----------------------   ----------------------   ----------------------
Gross profit....................                  3,523                    1,326                    7,159                   12,008
Unallocated operating expenses..                                                                                            19,987
                                                                                                            ----------------------
    Operating loss..............                                                                                            (7,979)

     We sell our products and provide services worldwide through a direct sales force, telecommunication service providers, Internet service providers (ISPs), independent distributors, value-added resellers and directly to end users. We currently operate in five regions: United States, Europe, Asia/Pacific, Canada, and Latin America. Revenues outside of the United States are primarily export sales and have historically been denominated in United States dollars. Beginning in our fiscal third quarter of 2000, international sales to members of the European Union are being denominated in the Euro.

     Disaggregated financial information regarding our products and services and revenues by geographic region is as follows (in thousands):

                                                       Three Months Ended                 Six Months Ended
                                                           March 31,                         March 31,
                                                 ----------------------------      ----------------------------
                                                      2000           1999              2000            1999
                                                 -------------   ------------      ----------------------------
United States...........................               $17,635        $ 7,459           $29,916         $12,537
Europe..................................                 3,148          2,517             6,408           4,834
Asia/Pacific............................                   607            270               906             513
Canada..................................                   325            278               684             516
Latin America...........................                    81             11               174              58
                                                 -------------   ------------      ----------------------------
    Total revenues......................               $21,796        $10,535           $38,088         $18,458
                                                 =============   ============      ============================

     We do not have material operating assets outside of the United States.

     During the three months ended March 31, 2000:

     .    Northpoint Communications, a competitive local exchange carrier
          (CLEC), accounted for 15% of our total revenues and 9% of our total accounts receivable. All revenues derived from this customer were related to sales of our Internet equipment; and

     . Covad Communications, a CLEC, accounted for 13% of our revenues and 19% of our total accounts receivable. All revenues derived from this customer were related to sales of our Internet equipment.

     No other customers during the three months ended March 31, 2000 accounted for 10% or more of our total revenues.

     During the three months ended March 31, 1999, Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 11% of our total revenues and 13% of our total accounts receivable. Of our total sales to Ingram Micro, approximately 60% related to sales of our Internet equipment and 40% related to sales of our web platform products.

     During the six months ended March 31, 2000:

     . Northpoint Communications, a CLEC, accounted for 13% of our total revenues and 9% of our total accounts receivable. All revenues derived from this customer were related to sales of our Internet equipment; and

     . Covad Communications, a CLEC, accounted for 11% of our revenues and 19% of our total accounts receivable. All revenues derived from this customer were related to sales of our Internet equipment.

     No other customers during the six months ended March 31, 2000 accounted for 10% or more of our total revenues.

     During the six months ended March 31, 1999, Ingram Micro, accounted for 10% of our total revenues and 14% of our total accounts receivable. Of our total sales to Ingram Micro, approximately 57% related to sales of our Internet equipment and 43% related to sales of our web platform products.

Item 2.     Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------------------
Results of Operations
---------------------

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

Overview

     We develop, market and support Internet and electronic commerce infrastructure for small and medium size businesses. Our digital subscriber line
(DSL) equipment and e-commerce Web platforms enable businesses to connect easily and cost-effectively to the Internet, establish and enhance their Internet presence, and conduct business and electronic commerce on the Web.

     Our revenues are derived from the sale of hardware and software products. Our hardware revenues primarily include sales of our DSL routers as well as sales of our integrated services digital network (ISDN) Internet routers, modems, integrated access devices (IADs), T1/frame relay internet routers and analog Internet routers. Our revenues include license revenues of our e-business platform and Timbuktu Pro software, recurring revenues from our e-business platform, and fees for related services. We recognize revenue from the sale of our hardware products upon shipment. We recognize revenues from licenses of computer software provided that a firm purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. We recognize maintenance and service revenues over the period in which the services are provided. Certain of our sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. We record revenue net of an estimated allowance for returns and price protection. Any product returns or price decreases in the future that exceed our allowances may seriously harm our business.

     We sell our products and related maintenance, support and other services through telecommunication service providers, Internet service providers (ISPs), distributors, value-added resellers (VARs) and directly to end users.

     During the three months ended March 31, 2000:

     . Our five largest customers, who each individually represented at least 5% of our total revenues, accounted for 47% of our total revenues; and

     . Northpoint Communications, a competitive local exchange carrier (CLEC), accounted for 15% of our revenues. Covad Communications, another CLEC, accounted for 13% of our revenues. No other customer during the three months ended March 31, 2000 accounted for 10% or more of our total revenues.

  During the three months ended March 31, 1999:

  . Our three largest customers, who each individually represented at least 5% of our total revenues, accounted for 24% of our total revenues; and

  . Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 11% of our revenues. No other customers during the three months ended March 31, 1999 accounted for 10% or more of our total revenues.

     During the six months ended March 31, 2000:

  . Our five largest customers, who each individually represented at least 5% of our total revenues, accounted for 43% of our total revenues; and

  . Northpoint Communications, a CLEC, accounted for 14% of our revenues. Covad Communications, another CLEC, accounted for 11% of our revenues. No other customers during the six months ended March 31, 2000 accounted for 10% or more of our total revenues.

  During the six months ended March 31, 1999:

  . Our three largest customers, who each individually represented at least 5% of total revenues, accounted for 24% of our total revenues; and

  . Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 10% of our revenues. No other customers during the six months ended March 31, 1999 accounted for 10% or more of our total revenues.

  For the six months ended March 31, 2000 and 1999, international revenues accounted for 22% and 32% of our total revenues, respectively.

     We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products. These customers could cease purchasing our products at any time, which could seriously harm our business.

  Historically, a significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue. For the three months ended March 31, 2000 and 1999, international revenues accounted for 19% and 29% of our total revenues, respectively. Our international revenues have historically been denominated in United States dollars, and revenues generated by our international distributors have historically been paid to us in United States dollars. Beginning in our fiscal third quarter of 2000, international sales to customers located in countries that are members of the European Union are being denominated in the Euro.

  We provide end users of our products with a one-year limited warranty on our Internet equipment and a 90-day limited warranty on single-user versions of our Timbuktu Pro software. We permit end users to return our Internet equipment and Timbuktu Pro for replacements or for refund of the full purchase price if the products do not perform as warranted. Our e-business products are provided on an "as is" basis, and we generally do not offer a warranty on this product. End users of our Web sites are offered a free 30-day evaluation period to evaluate the product prior to purchase and thereafter can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

     The following table sets forth for the periods indicated, certain statement of operations data expressed as a percentage of revenues.

                                                                                  Three months ended
                                                                                       March 31,
                                                                          ---------------------------------
                                                                               2000               1999
                                                                          --------------     --------------
      Revenues:
        Internet equipment.............................................             71.8%              51.9%
        Web platform licenses and services.............................             28.2%              48.1%
                                                                          --------------     --------------
                                                                                   100.0%             100.0%
     Cost of revenues:
        Internet equipment.............................................             49.9%              32.8%
        Web platform licenses and services.............................              0.6%               1.8%
                                                                                    50.5%              34.6%
                                                                          --------------     --------------
        Gross profit...................................................             49.5%              65.4%
     Operating expenses:
        Research and development.......................................             14.4%              22.3%
        Selling and marketing..........................................             28.8%              45.8%
        General and administrative.....................................              6.0%               8.5%
        Acquired in-process research and development...................             13.7%                --
        Amortization of goodwill and other intangible assets...........              9.4%               1.7%
                                                                          --------------     --------------
        Total operating expenses.......................................             72.3%              78.3%
                                                                          --------------     --------------
        Operating loss.................................................            (22.8%)            (12.9%)

     Other income, net.................................................              4.1%               4.1%
                                                                          --------------     --------------
        Loss from continuing operations before income taxes............            (18.7%)             (8.9%)
     Income tax  provision (benefit)...................................               --                 --
                                                                          --------------     --------------
        Loss from continuing operations................................            (18.7%)             (8.9%)

     Income from discontinued operations, net of taxes.................               --                 --
                                                                          --------------     --------------

        Net loss.......................................................            (18.7%)             (8.9%)
                                                                          ==============     ==============

     Revenue. Our revenues increased 106.9% to $21.8 million in the three months ended March 31, 2000 from $10.5 million in the three months ended March 31, 1999.

     The increase in the three months ended March 31, 2000 was primarily due to:

     . Increased sales in North America of our digital subscriber line (DSL) Internet equipment as our strategic relationships for the distribution of our DSL products continued to expand, as well as the introduction in fiscal 2000 of our DSL Internet equipment that is interoperable with Nokia's DSL central office access; and

     .    Increased license sales of our e-business products.

     These increases were partially offset by decreased sales of our integrated services digital network (ISDN) Internet routers in North America as demand for DSL products increased, decreased sales of the shrink wrap versions of Timbuktu Pro for the Macintosh, and decreased volume license sales of the Windows version of Timbuktu Pro.

     International revenues increased 35.3% to $4.2 million in the three months ended March 31, 2000 from $3.1 million in the three months ended March 31, 1999. International revenues increased primarily due to sales of our DSL Internet equipment which were not available during the three months ended March 31, 1999, sales of our ISDN integrated access devices (IADs), as well as increased license sales of our e-business products. International revenues accounted for 19% and 29% of our total revenues for the three months ended March 31, 2000 and 1999, respectively. International revenues declined as a percentage of total revenues primarily due to increasing sales of our DSL Internet equipment and Web platform products in the United States.

     The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.

                                                                                 Three months ended
                                                                                     March 31,
                                                                              ------------------------
                                                                                  2000         1999
     -------------------------------------------------------------------------------------------------
     Europe.............................................................               14%          24%
     Pacific Rim........................................................                3            3
     Canada and Other...................................................                2            2
                                                                              ------------------------
      Subtotal international revenues...................................               19           29
     United States......................................................               81           71
                                                                              ------------------------
        Total revenues..................................................              100%         100%
                                                                              ========================

     Although international revenues as a percentage of total revenue decreased in the three months ended March 31, 2000, a substantial portion of our revenues was derived from sales to international customers, and we expect sales to international customers to continue.

     Gross Margin. Our total gross margin decreased to 49.5% in the three months ended March 31, 2000 from 65.4% in the three months ended March 31, 1999. The decrease was primarily due to:

     . Increased sales of our Internet equipment, particularly our DSL routers, which have a lower gross margin than our Web platform products;

     . Increased costs of flash memory chips and other components used in our DSL routers; and

     . Declining average selling prices of our Internet equipment as a result of price competition and more volume DSL contracts.

     These decreases were partially offset by:

     .    Increased volume license sales of our Web platform products; and

     .    Declining average costs of our Internet equipment.

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

     Research and Development. Our research and development expenses increased 34.0% to $3.1 million for the three months ended March 31, 2000 from $2.4 million for the three months ended March 31, 1999. Research and development expenses increased primarily due to increased headcount and employee related expenses, increased development expenses related to our DSL Internet equipment and our acquisition of StarNet in October 1999 whose operations were not included in our research and development expenses for the three months ended March 31, 1999.

     We expect to continue to devote substantial resources to product and technological development, in particular, in connection with our acquisitions of WebOrder and StarNet and therefore, research and development costs may increase in absolute dollars in fiscal years 2000 and 2001. Historically, we have believed that our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the three months ended March 31, 2000, we capitalized $338,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

     Selling and Marketing. Our selling and marketing expenses increased 29.9% to $6.3 million for the three months ended March 31, 2000 from $4.8 million for the three months ended March 31, 1999. Selling and marketing expenses increased primarily due to:

     .    Increased headcount and other employee related expenses;

     . Increased travel costs related to developing our sales and marketing channels; and

     .    Increased promotional expenses.

     These expenses were partially offset by reduced use of external marketing professional services.

     We believe that our selling and marketing expenses will increase in absolute dollars in fiscal years 2000 and 2001 as a result of:

     .    Our acquisitions of StarNet and WebOrder;

     . Increased advertising and promotional campaigns related to our e-business platform as well as our DSL Internet equipment; and

     . Continued expansion of our sales staff domestically and internationally.

     General and Administrative. Our general and administrative expenses increased 46.5% to $1.3 million for the three months ended March 31, 2000 from $899,000 for the three months ended March 31, 1999. General and administrative expenses increased primarily due to:

     .    Increased employee related expenses;

     . Increased use of third party contractors and temporary employee services; and

     .    In creased occupancy costs related to our Alameda facility.

     Acquired In-Process Research and Development. Based upon an independent third party valuation analysis of our acquisition of WebOrder, we allocated a one-time charge of approximately $3.0 million of the purchase price to acquired in-process research and development for the three months ended March 31, 2000. See Note 6 of "Notes To Condensed Consolidated Financial Statements."

     We believe we followed recent guidance disseminated by the SEC in our valuation of the assets acquired and liabilities assumed and, in particular, in the valuation of in-process research and development. However, in the event that it is determined that we did not properly value such assets and liabilities, we may have to restate the charges to operations taken in connection with such transactions.

     Amortization of Goodwill and Other Intangible Assets. For the three months ended March 31, 2000, amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of Serus, netOctopus, StarNet and WebOrder.

     The amounts allocated to goodwill and other intangible assets in connection with our acquisition of WebOrder was $17.1 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. The amount allocated to goodwill and other intangible assets in connection with our acquisition of StarNet was $22.4 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. The amount allocated to goodwill and other intangible assets in connection with our acquisition of Serus was $2.1 million and the amount allocated to goodwill and other intangible assets in connection with our acquisition of netOctopus was $700,000. We are amortizing the goodwill and other intangible assets related to these transactions over four years.

     Other Income, Net. Other income, net, primarily represents interest we earn on our cash, cash equivalents and short-term investments. Other income, net, increased 107.4% to $892,000 for the three months ended March 31, 2000 from $430,000 for the three months ended March 31, 1999. The increase was due to the higher cash, cash equivalents and short-term investment balances on hand primarily from the cash we raised through our secondary offering in August 1999.

     Income Tax Benefit. We did not record an income tax benefit during the three months ended March 31, 2000 or 1999 primarily due to continued substantial uncertainty regarding our ability to realize our tax assets.

Results of Operations for the Six Months Ended March 31, 2000 and 1999

     The following table sets forth for the periods indicated, certain statement of operations data expressed as a percentage of revenues.

                                                                                    Six months ended
                                                                                        March 31,
                                                                          ---------------------------------
                                                                                    2000               1999
                                                                          --------------     --------------
     Revenues:
        Internet equipment............................................              69.6%              52.1%
       Web platform licenses and services.............................              30.4%              47.9%
                                                                          --------------     --------------
                                                                                   100.0%             100.0%
     Cost of revenues:
        Internet equipment............................................              48.5%              33.0%
       Web platform licenses and services.............................               0.6%               1.9%
                                                                                    49.1%              34.9%
                                                                          --------------     --------------
        Gross profit..................................................              50.9%              65.1%
     Operating expenses:
        Research and development......................................              16.1%              23.5%
        Selling and marketing.........................................              31.3%              52.0%
        General and administrative....................................               6.0%               9.1%
        Acquired in-process research and development..................              22.7%              22.8%
        Amortization of goodwill and other intangible assets..........               9.8%               1.0%
                                                                          --------------     --------------
        Total operating expenses......................................              86.0%             108.3%
                                                                          --------------     --------------
        Operating loss................................................             (35.2%)            (43.2%)

     Other income, net................................................               4.5%               5.4%
                                                                          --------------     --------------
        Loss from continuing operations before income taxes...........             (30.7%)            (37.8%)
     Income tax  provision (benefit)..................................                --                 --
                                                                          --------------     --------------
        Loss from continuing operations  .............................             (30.7%)            (37.8%)

     Income from discontinued operations, net of taxes................               3.0%                --
                                                                          --------------     --------------

        Net loss......................................................             (27.7%)            (37.8%)
                                                                          ==============     ==============

     Revenue. Our revenues increased 106.3% to $38.1 million in the six months ended March 31, 2000 from $18.5 million in the six months ended March 31, 1999.

     The increase in the six months ended March 31, 2000 was primarily due to:

     . Increased sales in North America of our digital subscriber line (DSL) Internet equipment as our strategic relationships for the distribution of our DSL products continued to expand, as well as the introduction of our DSL Internet equipment that is interoperable with Nokia's DSL central office access concentrator; and

     .    Increased license sales of our e-business products.

     These increases were partially offset by decreased sales of our integrated services digital network (ISDN) Internet routers in North America as demand for DSL products increased, and decreased sales of the shrink wrap versions of and maintenance services for Timbuktu Pro for the Macintosh.

     International revenues increased 38.0% to $8.2 million in the six months ended March 31, 2000 from $5.9 million in the three months ended March 31, 1999. International revenues increased primarily due to sales of our DSL Internet equipment which were not available during the six months ended March, 1999, the introduction of our ISDN integrated access devices (IADs), as well as increased license sales of our e-business products. International revenues accounted for 21% and 32% of our total revenues for the six months ended March 31, 2000 and 1999, respectively. International revenues declined as a percentage of total revenues primarily due to increasing sales of our DSL Internet equipment and Web platform products in the United States.

     The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.

                                                                                        Six months ended March 31,
                                                                          ------------------------------------------
                                                                                       2000                     1999
     ---------------------------------------------------------------------------------------------------------------
     Europe.............................................................                 17%                      26%
     Pacific Rim........................................................                  2                        3
     Canada and Other...................................................                  3                        3
                                                                          ------------------------------------------
      Subtotal international revenues...................................                 22                       32
     United States......................................................                 78                       68
                                                                          ------------------------------------------
        Total revenues..................................................                100%                     100%
                                                                          ==========================================

     Although international revenues as a percentage of total revenue decreased in the six months ended March 31, 2000, a substantial portion of our revenues was derived from sales to international customers, and we expect sales to international customers to continue.

     Gross Margin. Our total gross margin decreased to 50.8% in the six months ended March 31, 2000 from 65.1% in the six months ended March 31, 1999. The decrease was primarily due to:

     . Increased sales of our Internet equipment, particularly our DSL routers, which have a lower gross margin than our Web platform products;

     . Increased costs of flash memory chips and other components used in our DSL routers; and

     . Declining average selling prices of our Internet equipment as a result of price competition and more volume DSL contracts.

     These decreases were partially offset by:

     .    Increased volume license sales of our Web platform products; and

     . Declining average costs of our Internet equipment. In the past, our gross margin has varied significantly and will likely vary significantly in the future.

     Our gross margins depend primarily on:

     .    The mix of hardware and software products sold;

     .    Pricing strategies;

     .    Standard cost changes;

     .    New versions of existing products; and

     . External market factors, including, but not limited to, price competition.

     Our Web platform products have a higher average gross margin than our Internet equipment. Accordingly, to the extent we sell more Internet equipment than Web platform products, our total gross margins would be lower.

     Research and Development. Our research and development expenses increased 41.8% to $6.1 million for the six months ended March 31, 2000 from $4.3 million for the six months ended March 31, 1999. Research and development expenses increased primarily due to increased headcount and employee related expenses, increased development expenses related to our DSL Internet equipment and our acquisitions of Serus and netOctopus in December 1998, and StarNet in October 1999.

     We expect to continue to devote substantial resources to product and technological development, in particular, in connection with our acquisitions of WebOrder and StarNet and therefore, research and development costs may increase in absolute dollars in fiscal years 2000 and 2001. Historically, we have believed that our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the six months ended March 31, 2000, we capitalized $364,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

     Selling and Marketing. Our selling and marketing expenses increased 24.3% to $11.9 million for the six months ended March 31, 2000 from $9.6 million for the six months ended March 31, 1999. Selling and marketing expenses increased primarily due to:

     .    Increased headcount and other employee related expenses;

     . Increased travel costs related to developing our sales and marketing channels; and

     .    Increased participation in trade shows.

     These expenses were partially offset by reduced advertising placement fees.

     We believe that our selling and marketing expenses will increase in absolute dollars in fiscal years 2000 and 2001 as a result of:

     .    Our acquisitions of StarNet and WebOrder;

     . Increased advertising and promotion campaigns related to our e-business platform as well as our DSL Internet equipment; and

     . Continued expansion of our sales staff domestically and internationally.

     General and Administrative. Our general and administrative expenses increased 36.4% to $2.3 million for the six months ended March 31, 2000 from $1.7 million for the six months ended March 31, 1999. General and administrative expenses increased primarily due to:

     .    Increased employee related expenses;

     . Increased use of third party contractors and temporary employee services; and

     .    In creased occupancy costs related to our Alameda facility.

     Acquired In-Process Research and Development. Based upon independent third party valuation analysis of our acquisitions of WebOrder and StarNet, we allocated one-time charges of approximately $3.0 million and $5.7 million, respectively of the purchase prices to acquired in-process research and development for the six months ended March 31, 2000. See Note 6 of "Notes To Condensed Consolidated Financial Statements."

     We believe we followed recent guidance disseminated by the SEC in our valuation of the assets acquired and liabilities assumed and, in particular, in the valuation of in-process research and development. However, in the event that it is determined that we did not properly value such assets and liabilities, we may have to restate the charges to operations taken in connection with such transactions.

     Amortization of Goodwill and Other Intangible Assets. For the six months ended March 31, 2000, amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of Serus, netOctopus, StarNet and WebOrder.

     The amounts allocated to goodwill and other intangible assets in connection with our acquisition of WebOrder was $17.1 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. The amount allocated to goodwill and other intangible assets in connection with our acquisition of StarNet was $22.4 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. The amount allocated to goodwill and other intangible assets in connection with our acquisition of Serus was $2.1 million and the amount allocated to goodwill and other intangible assets in connection with our acquisition of netOctopus was $700,000. We are amortizing the goodwill and other intangible assets related to these transactions over four years.

     Other Income, Net. Other income, net, primarily represents interest we earn on our cash, cash equivalents and short-term investments. Other income, net, increased 72.0% to $1.7 million for the six months ended March 31, 2000 from $1.0 million for the six months ended March 31, 1999. The increase was due to the higher cash, cash equivalents and short-term investment balances on hand primarily from the cash we raised through our secondary offering in August 1999.

     Income Tax Benefit. We did not record an income tax benefit during the six months ended March 31, 2000 or 1999 primarily due to continued substantial uncertainty regarding our ability to realize our tax assets.

     Discontinued Operations. Income from discontinued operations of $1.1 million during the six months ended March 31, 2000 primarily represents the reversal of a liability we recorded for the excess space created at our Alameda, California facility, in connection with the sale of our LAN Division on August 5, 1998, that we believed could not be subleased to third parties.

Other Factors That You Need To Be Aware Of Which May Affect Our Future Operating Results

We have a history of losses and negative cash flow, and we expect to incur losses and we may incur negative cash flow in the future.

     Our failure to significantly increase our revenues would result in continuing losses. We incurred losses from continuing operations of $4.1 million and $933,000 for the three months ended March 31, 2000 and 1999, respectively. We expect to incur net losses in the future, and these losses may be substantial. Further, we may incur negative cash flow in the future particularly to the extent we complete any acquisition opportunities. Because of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to achieve profitability and positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

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

     These variations in our operating results will likely be caused by factors related to the operation of our business, including:

 .  Variations in the timing and size of orders for our Internet equipment;

 . Our ability to license, and the timing of licenses, of our Web platform products, particularly our e-business and Timbuktu Pro products;

 . The growth rate in the number of Web sites that are built using our e-business products from which we derive revenues;

 . Loss of significant customers, or significant decreases or delays in purchases by significant customers, such as Covad Communications, Northpoint Communications, Rhythms Netconnections, Ingram Micro and Softway International;

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

 . Anticipated price and promotion competition in the market for Internet equipment and Web platform products;

 . The level of market penetration of our Internet equipment and Web platform products relative to those of our competitors; and

 . Anticipated increases in competition among producers of e-business products, including the impact of products that are available from some of our competitors at no cost.

     These variations may also be caused by other factors affecting our business, many of which are substantially outside of the control of our management, including:

 . Costs associated with future litigation, including litigation relating to the use or ownership of intellectual property;

 . A cquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

 . Foreign currency and exchange rate fluctuations which may make our dollar-denominated products more expensive in those foreign markets where we sell our products in U.S. dollars or could expose us to currency rate fluctuation risks if our sales become denominated in foreign currencies, to the extent we do not adequately hedge these foreign currency sales; and

 . General global economic conditions which could adversely affect sales to our customers.

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

     In the DSL router market, we primarily encounter competition from 3Com, Cayman Systems, Cisco Systems, Efficient Networks (FlowPoint), Ramp Networks and several other companies. In addition to these competitors, there have been a growing number of announcements by other companies that they intend to enter the DSL router market. Further, some competitors offer low-cost or no-cost support programs that are similar to our ''Up & Running, Guaranteed!'' program.

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

     Many of our current and potential competitors in all three product areas have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in all three product areas for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

We need to develop, introduce and market new and enhanced products in a timely manner to remain competitive.

     We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, reliability and compatibility. For example, we anticipate that voice over DSL technology will become an important feature of future DSL router products. As a result, we believe we will need to successfully develop, introduce and market integrated access devices which will combine voice over DSL functionality in our products. Additionally, we will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our DSL products. Currently, our router products are fully integrated with Copper Mountain's CopperView management for CopperEdge central office access concentrators and are interoperable with Lucent's Stinger, Nokia's ATM/DSL D50 Speedlink and Paradyne's Hotwire GranDSLAM digital subscriber line central office access concentrators. However, we may not be able to successfully develop, introduce, enhance or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

We may engage in acquisitions or divestitures that involve numerous risks, including the use of cash and the diversion of management attention.

     In the past, we have engaged in both acquisitions and divestitures. For example, in August 1998, we sold our LAN Division, which developed and sold local area network (LAN) products. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet Technologies, Inc. and in March 2000, we acquired WebOrder. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

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

     Our revenues will decline and our losses will increase if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. During the three months ended March 31, 2000, our top five customers who each individually represented at least 5% of our total revenues accounted for approximately 47% of our total revenues as a group, respectively. In this period, sales to Northpoint Communications and Covad Communications represented approximately 15% and 13% of our total revenues, respectively.

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

     A portion of our revenues from Internet equipment is derived from non-DSL routers. We anticipate that in the future the market for such non-DSL products will decrease and that sales of our non-DSL products will decline as a percentage of our total revenues. Accordingly, our revenues will not grow if we are unable to continue to introduce, market and sell our DSL Internet equipment.

Sales of our DSL Internet equipment will decline substantially if Copper Mountain and Nokia DSL equipment is not widely deployed.

     We are currently dependent on the selection of Copper Mountain and Nokia DSL equipment by telecommunications service providers that are deploying DSL services. Historically, substantially all of our sales of DSL routers have been for use with DSL equipment manufactured by these companies. We have recently introduced our DSL routers for use with DSL central office access concentrators manufactured by Lucent and Paradyne. If Copper Mountain, Nokia, Lucent or Paradyne DSL equipment is not widely used in DSL deployments, our business will be seriously harmed.

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

     The purchasers of our DSL Internet equipment are primarily emerging competitive telecommunications service providers such as NorthPoint Communications, Covad Communications and Rhythms Netconnections. We depend upon the ability of such competitive telecommunications service providers to successfully offer DSL services. These competitive telecommunications service providers are competing with traditional regional telephone companies. Traditional regional telephone companies may have a number of competitive advantages over their new competitors, including greater resources, name recognition and access to customers. Also, traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install DSL equipment at the regional telephone companies' central offices.

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

     We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our Internet equipment rely on components that are supplied by independent contractors and specialized suppliers. We generally do not have guaranteed supply arrangements with these third-parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient router components also depends on our ability to accurately forecast our future requirements. If we are unable to timely obtain a sufficient quantity of components from the independent contractors or specialized suppliers for any reason, sales of our Internet equipment could be delayed or halted. In addition, we may be required to pay premiums for components to other vendors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our Internet equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our Internet equipment would seriously harm our reputation and business. In addition, we anticipate that it will be necessary for us to establish relationships with additional component suppliers in the future. If we are unsuccessful in establishing these relationships, we may not be able to obtain sufficient components in some future period.

Our revenues will not grow and our losses will increase if we cannot successfully introduce, market and sell our Web platform.

     A substantial majority of revenues from our Web platform is derived from the sale of Timbuktu Pro. We anticipate that in the future, the market for Timbuktu Pro will grow more slowly than the market for other Web platform products and services. In addition, we rely on licensees of our Web platform to promote the use of our Web platform for building Web sites. The extent and nature of the promotions by licensees of our Web platform are outside of our control. If licensees of our Web platform do not successfully promote our Web platform, we will not generate recurring revenues from royalties on Web sites promoted by licensees of our Web platform.

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

     A substantial portion of our revenues come from sales to international customers. We expect sales to international customers to continue to comprise a significant portion of our revenues. In the past, our international sales have typically been denominated in United States dollars. Beginning in the third quarter of fiscal 2000, sales to our European customers who are members of the European Union are being denominated in the Euro. All other international sales will continue to be denominated in United States dollars. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers. This could lead to decreased profitability of our products and services. In addition, changes in the value of the Euro relative to the United States dollar, could adversely affect our operating results, to the extent we do not hedge sales denominated in the Euro.

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

     We provide end users of our products with a one-year limited warranty on our Internet equipment and a 90-day limited warranty on single-user versions of our Timbuktu Pro software. We permit end users to return our Internet equipment and Timbuktu Pro for replacements or for refund of the full purchase price if the products do not perform as warranted. Our e-business products are provided on an "as is" basis, and we generally do not offer a warranty on this product. End users of our Web sites are offered a free 30-day evaluation period to evaluate the product prior to purchase and thereafter can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

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

Liquidity and Capital Resources

     We have funded our operations to date primarily through the private sale of equity securities and the public offerings of our common stock. As of March 31, 2000, we had cash, cash equivalents and short-term investments representing 46% of total assets.

     Our operating activities provided $911,000 of cash for the six months ended March 31, 2000 and used $6.2 million for the six months ended March 31, 1999. The cash provided by operations in the six months ended March 31, 2000 was primarily due to cash generated from our normal operating activities as well as an increase in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories. The cash used by operations in the six months ended March 31, 1999 was primarily due to supporting our operating activities as well as the increase in accounts receivable and the reduction of accounts payable and accrued liabilities related to the sale of our LAN Division.

     Cash used in investing activities for the six months ended March 31, 2000 was primarily due to:

     .  Purchases of short-term investments; and

     .  Our acquisitions of WebOrder and StarNet.

     These amounts were partially offset by proceeds realized from the sale and maturity of short-term investments.

     Cash provided by investing activities for the six months ended March 31, 1999 was primarily due to proceeds from the sale of short-term investments partially offset by:

     .  Purchases of short-term investments;

     .  Our acquisitions of Serus and netOctopus; and

     .  Purchases of capital equipment.

     Cash provided by our financing activities for the six months ended March 31, 2000 and 1999 was primarily related to the exercise of employee stock options and activities related to our Employee Stock Purchase Plan.

     Although we believe that our existing cash balance may decrease moderately during the remainder of fiscal 2000 as a result of increased operating expenses, we believe that our existing cash, cash equivalents and short-term investments will be adequate to meet our cash needs for working capital, capital expenditures and earnouts related to our acquisitions for at least the next twelve months. We may require substantial capital to finance our future growth and fund our ongoing research and development activities during the remainder of fiscal 2000 and thereafter. If we issue additional stock to raise capital, the percentage ownership in Netopia of existing stockholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

     From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to obtain additional presence on the Internet or to support additional advertising and promotional campaigns. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet and, in March 2000, we acquired WebOrder. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

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

     The table below presents the carrying value and related weighted-average interest rates for our investment portfolio. The carrying value approximates fair value at March 31, 2000. All of our investments mature in twelve months or less.

                                                                            Carrying                     Average
     Principal (notional) amounts in United States dollars:                  Amount                   Interest Rate
     --------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
     Cash equivalents - fixed rate.................................                $49,985                     5.96%
     Short-term investments - fixed rate...........................                  9,302                     5.94%
                                                                         -----------------
                                                                                   $59,287
                                                                         =================

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

        On March 23, 2000 we issued 233,119 shares of our Common Stock as partial consideration for the acquisition of WebOrder. In addition to the issuance of the Common Stock, the consideration we paid included (i) $1.6 million in cash paid on the closing date of the transaction; (ii) a series of potential cash and common stock earnout payments if certain revenue milestones are achieved; and, (iii) the substitution of stock options to purchase 28,274 shares of our Common Stock in replacement of the WebOrder options held by WebOrder's former employees, who joined Netopia after the closing, valued at approximately $2.1 million. The shares issued in the merger were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of the Act for nonpublic offerings.

Item 4.   Submission of Matters to a Vote of Security Holders

        On February 29, 2000, the Annual Meeting of Stockholders of Netopia, Inc. was held in Alameda, California.

        An election of directors was held, with the following individuals being elected to the Board of Directors of the Company:

                                                   Votes For:   Votes Withheld:
                                                 -------------  ---------------
        Reese M. Jones...........................   11,619,019          162,016
        Alan B. Lefkof...........................   11,620,419          160,616
        David F. Marquardt.......................   11,654,719          126,316
        David C. King............................   11,633,779          147,256

        Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

1. To approve amendments to the Company's 1996 Stock Option Plan, including a 500,000 share increase to the number of shares available under the 1996 Stock Option Plan and to amend the option plan's automatic option grant program. (6,549,463 votes in favor, 5,214,734 votes opposed, 16,838 votes abstaining and no broker non-votes).

2. To approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock available for issuance by 50,000 shares. (10,643,348 votes in favor, 1,117,984 votes opposed, 19,703 votes abstaining and no broker non-votes).

3. To ratify the appointment of KPMG LLP as independent auditors of the Company. (11,753,012 votes in favor, 20,969 votes opposed and 7,054 votes abstaining).

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.1 Financial Data Schedule

(b)     Reports on Form 8-K

        There were no reports filed on Form 8-K during the three months ended March 31, 2000.

SIGNATURE
================================================================================

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2000                   NETOPIA, INC.

                                     (Registrant)


                               By: /s/ James A. Clark
                                   ---------------------------------

                                  James A. Clark

                                  Vice President and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)