Form 10-Q
period 2000-06-30
NETOPIA INC
filed 2000-08-14
CIK 1012482

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                                ---------------

                                (510) 814-5100
             (Registrant's telephone number, including area code)

                                ---------------

     Indicate by [X] check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X                   No __________
                          ---------

     As of July 31, 2000 there were 17,448,605 shares of the Registrant's Common
                              Stock outstanding.

================================================================================

NETOPIA, INC.
FORM 10-Q
TABLE OF CONTENTS                                                                                          PAGE
================================================================================================================
PART I.        FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements......................................  2

               Condensed consolidated balance sheets at June 30, 2000 and September 30, 1999..............  2

               Condensed consolidated statements of operations for the three and nine months ended
               June 30, 2000 and 1999 ....................................................................  3

               Condensed  consolidated  statements  of cash  flows  for the nine months ended June 30,
               2000 and 1999..............................................................................  4

               Notes to condensed consolidated financial statements.......................................  5

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations...... 15

Item 3.        Quantitative and Qualitative Disclosures About Market Risk................................. 36

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K........................................................... 38

SIGNATURE................................................................................................. 38

PART I.       FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------
NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                                     June 30,          September 30,
                                                                                       2000                 1999
                                                                                   -------------      ---------------
                                                                                    (unaudited)
  ASSETS

  Current assets:
      Cash and cash equivalents..............................................      $    41,861          $    61,381
      Short-term investments.................................................           20,016                8,102
      Trade accounts receivable less allowance for doubtful accounts and
           returns of $934 and $796, respectively............................           18,588                9,852
      Royalties receivable...................................................               --                  361
      Note receivable........................................................               --                  966
      Inventories, net.......................................................            7,075                3,681
      Prepaid expenses and other current assets..............................            3,193                1,397
                                                                                   -----------          -----------
              Total current assets...........................................           90,733               85,740
  Royalties receivable.......................................................               --                  377
  Furniture, fixtures and equipment, net.....................................            3,907                2,403
  Intangible assets, net.....................................................           33,986                2,362
  Deposits and other assets..................................................            3,255                5,087
                                                                                   -----------          -----------
                                                                                   $   131,881          $    95,969
                                                                                   ===========          ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
      Accounts payable.......................................................      $     8,927          $     5,258
      Accrued compensation...................................................            3,328                2,170
      Accrued liabilities....................................................            1,117                1,564
      Deferred revenue.......................................................            1,939                1,343
      Other current liabilities..............................................              590                   11
                                                                                   -----------          -----------
              Total current liabilities......................................           15,901               10,346
  Long-term liabilities......................................................              376                  544
                                                                                   -----------          -----------
              Total liabilities..............................................           16,277               10,890

  Commitments and contingencies

  Stockholders' equity:
   Preferred stock: $0.001 par value, 5,000,000 shares authorized;
      none issued or outstanding.............................................               --                   --
   Common stock: $0.001 par value, 25,000,000 shares authorized;
      17,330,250 and 15,519,198 shares issued and outstanding at
      June 30, 2000 and September 30, 1999, respectively.....................               17                   15
      Additional paid-in capital.............................................          140,788               99,978
      Accumulated deficit....................................................          (24,823)             (14,942)
      Accumulated other comprehensive income (loss)..........................             (378)                  28
                                                                                   -----------          -----------
              Total stockholders' equity.....................................          115,604               85,079
                                                                                   -----------          -----------
                                                                                   $   131,881          $    95,969
                                                                                   ===========          ===========

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

                                                                       Three months ended              Nine months ended
                                                                            June 30,                        June 30,
                                                                    ------------------------        ------------------------
                                                                      2000           1999             2000           1999
                                                                    ------------  ----------        ------------  ----------

  Revenues:
       Internet equipment........................................   $  22,134      $   7,109        $   48,633     $  16,730
        Web platform licenses and services.......................       6,381          5,111            17,970        13,948
                                                                    ---------      ---------        ----------     ---------
                                                                       28,515         12,220            66,603        30,678

  Cost of revenues:
       Internet equipment........................................      15,461          4,502           33,949        10,600
       Web platform licenses and services........................         222            168              468           520
                                                                   ----------     ----------       ----------     ---------
                                                                       15,683          4,670           34,417        11,120
                                                                   ----------     ----------       ----------     ---------

        Gross profit.............................................      12,832          7,550           32,186        19,558

  Operating expenses:
      Research and development...................................       3,499          2,327            9,640         6,658
      Selling and marketing .....................................       6,886          5,058           18,805        14,647
      General and administrative.................................       1,065            908            3,358         2,589
      Acquired in-process research and development...............          --             --            8,658         4,205
      Amortization of goodwill and other intangible assets.......       3,003            181            6,750           362
                                                                   ----------     ----------       ----------     ---------
         Total operating expenses................................      14,453          8,474           47,211        28,461
                                                                   ----------     ----------       ----------     ---------

         Operating loss..........................................      (1,621)          (924)         (15,025)       (8,903)

 Other income, net...............................................         943            398            2,663         1,398
                                                                   ----------     ----------       ----------     ---------
       Loss from continuing operations
         before income taxes.....................................        (678)          (526)         (12,362)       (7,505)
 Income tax provision............................................          --             --               --            --
                                                                   ----------     ----------       ----------     ---------

       Loss from continuing operations...........................        (678)          (526)         (12,362)       (7,505)

  Discontinued operations:
    Income from discontinued operations, net of taxes.............      1,334             --            2,481            --
                                                                   ----------     ----------       ----------     ---------

       Net income (loss).........................................  $      656     $    (526)       $   (9,881)    $  (7,505)
                                                                   ==========     ==========       ==========     =========

 Comprehensive income (loss):
      Net income (loss)..........................................  $      656     $    (526)       $   (9,881)    $  (7,505)
      Other comprehensive income (loss)...........................       (659)        1,028              (406)        1,028
                                                                   ----------     ----------       ----------     ---------
      Total comprehensive income (loss)..........................  $       (3)    $     502        $  (10,287)    $  (6,477)
                                                                   ==========     ==========       ==========     =========

 Per share data, continuing operations:
      Basic and diluted loss per share...........................  $    (0.04)    $   (0.04)       $    (0.74)    $   (0.60)
                                                                   ==========     ==========       ==========     =========
      Common shares used in the per share calculations............     17,239         12,907           16,612        12,560
                                                                   ==========     ==========       ==========     =========

 Per share data, net income (loss):
      Basic income (loss) per share..............................  $     0.04     $    (0.04)      $    (0.59)    $   (0.60)
                                                                   ==========     ==========       ==========     =========
      Diluted income (loss) per share............................  $     0.04     $    (0.04)      $    (0.59)    $   (0.60)
                                                                   ==========     ==========       ==========     =========
      Common shares used in the basic per share calculations.....      17,239         12,907           16,612        12,560
                                                                   ==========     ==========       ==========     =========
      Common shares used in the diluted per share calculations...      17,239         12,907           16,612        12,560
                                                                   ==========     ==========       ==========     =========

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                                      Nine months ended June 30,
                                                                                  ---------------------------------
                                                                                       2000                1999
                                                                                  ---------------------------------
  Cash flows from operating activities:
  Net loss...................................................................      $    (9,881)         $    (7,505)
  Adjustments to reconcile  net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization...........................................            8,623                2,219
     Charge for in-process research and development..........................            8,658                4,205
     Changes in allowance for doubtful accounts and returns on
      accounts receivable....................................................              138                   (8)
     Changes in operating assets and liabilities:
        Trade accounts receivable............................................           (8,874)              (3,703)
        Inventories..........................................................           (3,394)              (1,440)
        Prepaid expenses, and other current assets...........................             (470)                 178
        Deposits and other assets............................................            1,038                 (353)
        Accounts payable and accrued liabilities.............................            4,381                  163
        Deferred revenue.....................................................              496                  441
        Other liabilities....................................................              510                  (80)
                                                                                   -----------          -----------
           Net cash provided by (used in) operating activities...............            1,225               (5,883)
                                                                                   -----------          -----------

  Cash flows from investing activities:
     Purchase of furniture, fixtures and equipment...........................           (2,080)              (1,285)
     Capitalization of software development costs............................             (532)                (377)
     Acquisition of technology...............................................          (11,642)              (4,283)
     Purchase of short-term investments......................................          (45,358)             (14,723)
     Purchase of long-term investment........................................               --               (1,000)
     Proceeds from the sale and maturity of short-term investments...........           33,444               23,224
                                                                                   -----------          -----------
           Net cash provided by (used in) investing activities...............          (26,168)               1,556
                                                                                   -----------          -----------

  Cash flows from financing activities:
     Proceeds from the issuance of common stock, net.........................            5,423                3,007
                                                                                   -----------          -----------
           Net cash provided by financing activities.........................            5,423                3,007
                                                                                   -----------          -----------

  Net decrease in cash and cash equivalents..................................          (19,520)              (1,320)
  Cash and cash equivalents, beginning of period.............................           61,381               19,244
                                                                                   -----------          -----------
  Cash and cash equivalents, end of period...................................      $    41,861          $    17,924
                                                                                   -----------          -----------

  Supplemental disclosures of noncash investing and financing activities:
     Issuance of common stock and common stock options for acquisition of
     intangible assets.......................................................      $    35,491          $     2,811
                                                                                   -----------          -----------
     Issuance of common stock for consulting services........................               --           $      116
                                                                                   -----------          -----------



See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)      Basis of Presentation
         ---------------------

         The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in our opinion are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2000.

(2)      Recent Accounting Pronouncements
         ---------------------------------

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We will adopt SFAS 133 in our fiscal first quarter of 2001 and we do not expect a material impact on our results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 in fiscal 2001 and we are evaluating the effect, if any, that such adoption may have on our consolidated results of operations and financial position.

         In March 2000, the FASB issued Interpretation (FIN) No.44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board (APB) No. 25. APB No. 25 clarifies (a) the definition of employee for purposes of applying APB No. 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business compensation. FIN No. 44 is effective July 31, 2000, but certain conclusions in this Interpretation cover specific events that occur during the period after December 15, 1998 of January 12, 2000. The adoption of the conclusions of FIN No. 44 covering events occuring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on our consolidated financial position and results of operations. We do not expect the adoption of the remaining conclusion will have a material effect on our consolidated financial position or results of operations.

(3)      Inventories
         -----------

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventories consisted of the following (in thousands):

                                                                           June 30,           September 30,
                                                                             2000                 1999
                                                                        ----------------     ----------------
         Raw materials and work in process........................          $     3,480          $     1,699
         Finished goods...........................................                3,595                1,982
                                                                        ---------------      ---------------
                                                                            $     7,075          $     3,681
                                                                        ===============      ===============

(4)      Furniture, Fixtures and Equipment, net (in thousands):
         ------------------------------------------------------

                                                                           June 30,           September 30,
                                                                             2000                 1999
                                                                        ----------------     ----------------
         Furniture, fixtures and equipment........................          $    15,645          $    13,565
         Accumulated depreciation and amortization................              (11,738)             (11,162)
                                                                        ---------------      ---------------
                                                                            $     3,907          $     2,403
                                                                        ===============      ===============


(5)      Net Income (Loss) Per Share
         ---------------------------

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

Computation of per share earnings (loss)
(in thousands, except per share amounts)

                                                               Three months ended              Nine months ended
                                                                    June 30,                        June 30,
                                                              -----------------------        ------------------------
                                                                2000          1999             2000           1999
                                                              ----------    ---------        ---------     ----------
  Computation Of Basic Net Income (Loss) Per Common
  Share:
     Net income (loss).................................        $     656     $   (526)       $  (9,881)     $  (7,505)
                                                              ==========    =========        =========     ==========
     Weighted average number of common stock
     outstanding.......................................           17,239       12,907           16,612         12,560
                                                              ==========    =========        =========     ==========
       Basic net income (loss) per common share........        $    0.04     $  (0.04)        $  (0.59)      $  (0.60)
                                                              ==========    =========        =========     ==========

  Computation Of Diluted Net Income (Loss) Per
  Common Share:

     Net income (loss).................................        $     656     $   (526)        $ (9,881)     $  (7,505)
                                                              ==========    =========        =========     ==========
     Weighted average number of common stock
     outstanding.......................................
                                                                  17,239       12,907           16,612         12,560
                                                              ==========    =========        =========     ==========
     Number of common stock equivalents as a result
     of stock options outstanding using the treasury
     stock method......................................               --           --               --             --
                                                              ----------    ---------        ---------     ----------
     Shares used in per share calculation..............           17,239       12,907           16,612         12,560
                                                              ==========    =========        =========     ==========
     Diluted net income (loss) per common and common
     equivalent share..................................        $    0.04     $  (0.04)        $  (0.59)     $   (0.60)
                                                              ==========    =========        =========     ==========

         Potentially dilutive common shares have been excluded from the computation of diluted EPS for the three months ended June 30, 1999 and for the nine months ended June 30, 2000 and 1999 since their effect on EPS is antidilutive due to the losses incurred in each period. Consequently, the number of shares in the computations of basic and diluted EPS is the same for each period. Potentially dilutive common shares which were excluded from the computation of diluted EPS consisted of options to purchase common stock totaling 4,110,245 shares for the three and nine months ended June 30, 2000, options to purchase common shares totaling 3,960,851 for the three and nine months ended June 30, 1999, and warrants to purchase common stock totaling 60,000 shares for the nine months ended June 30, 2000 and the three and nine months ended June 30, 1999.

(6)      Acquisitions
         ------------

         WebOrder

         On March 23, 2000, we acquired all the outstanding common and preferred stock of WebOrder, a California corporation, in a merger transaction in which WebOrder merged into WO Merger Corporation, our wholly owned subsidiary formed in connection with the transaction. WebOrder was a developer of e-commerce infrastructure for small and medium size businesses. WebOrder's Smart Commerce System offers e-commerce solutions to on-line businesses including the ability to manage order processing, and the ability to maintain records of customer transactions flowing through a merchant's E-Store.

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

         . The substitution of stock options to purchase our common stock in replacement of the WebOrder options held by WebOrder's former employees, who joined Netopia after the closing, valued at approximately $2.1 million. We used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 5 years, interest rate of 5.7%, and no dividends; and

         . Transaction costs of approximately $975,000 which include legal fees, accounting fees, and fees for other related professional services.

         Approximately 15,695 shares of our common stock will be held in escrow for one year after the closing to satisfy WebOrder's indemnification obligations.

         The excess purchase price over the net book value of the assets acquired was approximately $20.1 million. The transaction resulted in goodwill and other intangible assets of approximately $17.1 million, which is being amortized over four and three years, respectively and a charge for acquired in-process research and development of approximately $3.0 million. During the three and nine months ended June 30, 2000, we amortized $1.1 million and $1.2 million in goodwill and other intangible assets related to the acquisition of WebOrder.

         Both cost and income approaches were used to appraise the value of the business and projects acquired. Such methods take into consideration replacement costs of assets acquired, the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during our fiscal first quarter of 2001. These cash flows were discounted using a weighted average discount rate of 42%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, we determined the products purchased in aggregate, including products under development and completed products, to be approximately 82% complete at the time of acquisition. We expect to complete the in-process research and development during our fiscal fourth quarter of 2000 and we estimate the costs to complete the in-process research and development to be approximately $50,000.

         All of WebOrder's former full time employees became employees of Netopia. WebOrder's founder and one other key shareholder/employee entered into non-competition agreements in connection with the acquisition.

         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations for the three months ended June 30, 2000 and 1999 assuming WebOrder had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                                           June 30,             June 30,
                                                                             2000                 1999
                                                                        ----------------     ----------------
         Revenues.....................................................     $      28,515        $      12,260
         Net income (loss)............................................     $         656              ($1,836)
         Basic income (loss) per share................................     $        0.04               ($0.14)
         Diluted income (loss) per shared.............................     $        0.04               ($0.14)
         Weighted-average shares used in the basic pro forma per
         share computation............................................            17,239               13,140
         Weighted-average shares used in the diluted pro forma per
         share computation............................................            17,239               13,140

         The above pro forma net loss figures for the three months ended June 30, 2000 and 1999 exclude the charge for acquired in-process research and development and have been adjusted to include the amortization of goodwill and other intangibles related to the WebOrder acquisition for each period.

         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations for the nine months ended June 30, 2000 and 1999 assuming WebOrder had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                                           June 30,             June 30,
                                                                             2000                 1999
                                                                        ----------------     ----------------
         Revenues...................................................       $      66,872        $      30,777
         Net loss...................................................            ($12,829)            ($11,297)
         Basic and diluted loss per share...........................              ($0.76)              ($0.88)
         Weighted-average shares used in pro forma per
         share computation..........................................              16,845               12,793

         The above pro forma net loss figures for the nine months ended June 30, 2000 and 1999 exclude the charge for acquired in-process research and development and have been adjusted to include the amortization of goodwill and other intangibles related to the WebOrder acquisition for each period.

         The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

StarNet Technologies

         On October 13, 1999, we acquired StarNet Technologies, Inc., (StarNet), a California corporation, in a merger transaction in which StarNet merged into our newly formed, wholly owned, subsidiary. StarNet had been developing a voice channel technology architecture that allows the transmission of voice lines over a digital subscriber line along with the simultaneous transmission of standard data packets. We intend to integrate StarNet's technology into our existing Internet equipment development and begin offering voice and data integrated access devices. Any delay in the completion of the development of the products would cause us to incur additional unplanned development expenses as well as the loss or deferral of customer purchases, either of which could seriously harm our business.

         We accounted for the transaction under the purchase method. The aggregate consideration constituting the purchase price was approximately $27.5 million at closing (which included $1.0 million of potential earnout payments discussed below), and may increase by up to an additional $4.9 million depending on the actual amount of potential earnout payments. The aggregate consideration included:

         .   $8.4 million in cash paid on the closing date of the transaction;

         .   447,852 shares of our common stock issued on the closing date;

         . A series of potential cash earnout payments aggregating up to approximately $5.9 million at various times after the closing date if certain technical and revenue milestones are achieved. These earnout opportunities will be included in the purchase price for accounting purposes when it is deemed probable that the earnout will be paid. At the acquisition date, we had deemed probable and recorded approximately $1.0 million in earnout payments. During our fiscal third quarter of 2000, we determined that the milestones for the $1.0 million potential earnout payment would not be met and accordingly, reduced the purchase price and amortization of goodwill relating to the purchase of StarNet by such amount.

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

         Approximately 30,673 shares of common stock were held in escrow for a period of time after the closing to satisfy StarNet's indemnification obligations under the definitive acquisition agreements. During our fiscal third quarter of 2000, a portion of these shares were released from the escrow to Netopia to satisfy Netopia's indemnification claims, and the remaining shares were released from escrow to StarNet's former shareholders.

         The acquisition has been accounted for as a purchase and resulted in goodwill and other intangible assets of approximately $22.4 million at closing which is being amortized over four and three years, respectively and a charge for acquired in-process research and development of $5.7 million. During the three and nine months ended June 30, 2000, we amortized $1.7 million and $4.9 million, respectively, in goodwill and other intangible assets related to the purchase of StarNet.

         We used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business were expected to occur during our fiscal fourth quarter of 2000. These cash flows were discounted using a weighted average discount rate of 20%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, we determined the products purchased in aggregate, including products under development and completed products, to be approximately 73% complete at the time of acquisition. We expect to complete the in-process research and development in our first fiscal quarter of 2001 and we estimate the cost to complete the in-process research and development to be approximately $2.0 million.

         All of StarNet's former full time employees became employees of Netopia. Each of StarNet's founders, and certain other key employees, entered into non-competition agreements in connection with the acquisition.

         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations for the three months ended June 30, 2000 and 1999 assuming StarNet had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                                                June 30,             June 30,
                                                                                  2000                 1999
                                                                              ---------------     ----------------
         Revenues..........................................................      $     28,515        $      12,709
         Net income (loss).................................................      $        656              ($2,336)
         Basic income (loss) per share.....................................      $       0.04               ($0.17)
         Diluted income (loss) per shared..................................      $       0.04               ($0.17)
         Weighted-average shares used in the basic pro forma per share
         computation.......................................................            17,239               13,355
         Weighted-average shares used in the diluted pro forma per share
         computation.......................................................            17,239               13,355

         The above pro forma net loss figures for the three months ended June 30, 2000 and 1999 exclude the charge for acquired in-process research and development and have been adjusted to include the amortization of goodwill and other intangibles related to the StarNet acquisition for each period.

         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations for the nine months ended June 30, 2000 and 1999 assuming StarNet had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                                           June 30,             June 30,
                                                                             2000                 1999
                                                                        ----------------     ----------------
         Revenues.................................................               $66,603              $31,513
         Net loss.................................................              ($10,203)            ($10,258)
         Basic and diluted loss per share.........................                ($0.60)              ($0.79)
         Weighted-average shares used in pro forma per
         share computation........................................                17,060               13,008

         The above pro forma net loss figures for the nine months ended June 30, 2000 and 1999 exclude the charge for acquired in-process research and development and have been adjusted to include the amortization of goodwill and other intangibles related to the StarNet acquisition for each period.

         The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

(7)      Discontinued Operations
         -----------------------

         On August 5, 1998, we sold our Farallon Local Area Networking (LAN) Division (the LAN Division) including the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets to Farallon Communications, Inc. (Farallon), formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group (Gores). The consideration we received, in aggregate, for the sale of the LAN Division totaled $4.9 million and consisted of cash, a note receivable, royalties receivable and a warrant to purchase up to 3% of the equity of Farallon. The disposition of our LAN Division in August 1998 has been accounted for as a discontinued operation in accordance with APB Opinion No. 30, and prior period consolidated financial statements have been restated to reflect the LAN Division's operations as a discontinued operation.

         The note receivable was for $1.0 million which was payable on July 31, 2000, bearing interest at 8% per annum. Farallon paid the note and related interest receivable in its entirety on May 9, 2000.

         During our fiscal third quarter of 2000, Farallon bought out its royalty obligation in its entirety for an amount in excess of the receivable on our balance sheet. In addition, we exercised our warrant in Farallon that we received as consideration for the sale and sold the shares received upon exercise of the warrant. These transactions resulted in income of $1.3 million, net of taxes, and are included in income from discontinued operations for the three months ended June 30, 2000.

(8)      Geographic, Segment and Significant Customer Information
         --------------------------------------------------------

         We adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during fiscal year 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining what information is reported is based on the organization of operating segments and the related information that our Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Our Chief Executive Officer (CEO) is considered our CODM. For purposes of making operating decisions and assessing financial performance, our CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Currently, operating expenses or assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

         We generate revenue from three groups of products and services. Disaggregated financial information regarding our three operating segments for the three months ended June 30, 2000 and 1999 is as follows:

                                                         ----------------------------------
                                                         Web Platform Licenses And Services
                                        --------------   ---------------     --------------   ------------------
                                            Internet       E-commerce           Timbuktu
                                           Equipment        Products            Products        Total Products
                                        --------------   ---------------     --------------   ------------------
 Three months ended June 30, 2000
---------------------------------
 Revenues...........................    $       22,134   $         2,410     $        3,971   $           28,515
 Cost of revenues...................            15,461               104                118               15,683
                                        --------------   ---------------     --------------   ------------------
 Gross profit.......................             6,673             2,306              3,853               12,832
 Unallocated operating expenses                                                                           14,453
                                                                                              ------------------
     Operating loss.................                                                                      (1,621)

                                                         ----------------------------------
                                                         Web Platform Licenses And Services
                                        --------------   ---------------     --------------   ------------------
                                            Internet       E-commerce           Timbuktu
                                           Equipment        Products            Products        Total Products
                                        --------------   ---------------     --------------   ------------------
  Three months ended June 30, 1999
------------------------------------
 Revenues...........................    $        7,109   $         1,151     $        3,960   $           12,220
 Cost of revenues...................             4,502                 1                167                4,670
                                        --------------   ---------------     --------------   ------------------
 Gross profit.......................             2,607             1,150              3,793                7,550
 Unallocated operating expenses                                                                            8,474
                                                                                              ------------------
     Operating loss.................                                                                        (924)

         Disaggregated financial information regarding our three operating segments for the nine months ended June 30, 2000 and 1999 is as follows:


                                                         ----------------------------------
                                                         Web Platform Licenses And Services
                                        --------------   ---------------     --------------   ------------------
                                            Internet       E-commerce           Timbuktu
                                           Equipment        Products            Products        Total Products
                                        --------------   ---------------     --------------   ------------------
  Nine months ended June 30, 2000
------------------------------------
 Revenues...........................    $       48,633   $         6,595     $       11,375   $           66,603
 Cost of revenues...................            33,949               116                352               34,417
                                        --------------   ---------------     --------------   ------------------
 Gross profit.......................            14,684             6,479             11,023               32,186
 Unallocated operating expenses                                                                           47,211
                                                                                              ------------------
     Operating loss.................                                                                     (15,025)



                                                         ----------------------------------
                                                         Web Platform Licenses And Services
                                        --------------   ---------------     --------------   ------------------
                                            Internet       E-commerce           Timbuktu
                                           Equipment        Products            Products        Total Products
                                        --------------   ---------------     --------------   ------------------
  Nine months ended June 30, 1999
------------------------------------
 Revenues...........................    $       16,730   $         2,486     $       11,462   $           30,678
 Cost of revenues...................            10,600                10                510               11,120
                                        --------------   ---------------     --------------   ------------------
 Gross profit.......................             6,130             2,476             10,952               19,558
 Unallocated operating expenses                                                                           28,461
                                                                                              ------------------
     Operating loss.................                                                                      (8,903)

         We sell our products and provide services worldwide through telecommunication service providers, Internet service providers (ISPs), independent distributors, value-added resellers and directly to end users. We currently operate in five regions: United States, Europe, Asia/Pacific, Canada, and Latin America. Revenues outside of the United States are primarily export sales and have historically been denominated in United States dollars. Beginning in our fiscal third quarter of 2000, international sales to members of the European Union are being denominated in the Euro.

         Disaggregated financial information regarding our products and services and revenues by geographic region is as follows (in thousands):


                                                            Three Months Ended          Nine Months Ended
                                                                  June 30,                    June 30,
                                                         -------------------------    -------------------------
                                                              2000        1999           2000          1999
                                                         ------------ ------------    -----------  ------------
United States......................................        $   23,646   $    9,021      $  53,947    $   21,559
Europe.............................................             4,197        2,518         10,605         7,352
Asia/Pacific.......................................               127          328            647           841
Canada.............................................               494          336          1,179           852
Latin America......................................                51           17            225            74
                                                         ------------ ------------    -----------  ------------
      Total revenues...............................        $   28,515   $   12,220      $  66,603    $   30,678
                                                         ============ ============    ===========  ============

         We do not have material operating assets outside of the United States.

         During the three months ended June 30, 2000:

         . Covad Communications, a competitive local exchange carrier (CLEC), accounted for 24% of our total revenues and 28% of our total accounts receivable at June 30, 2000. All revenues derived from this customer were related to sales of our Internet equipment; and

         . Northpoint Communications, a CLEC, accounted for 10% of our total revenues and 10% of our total accounts receivable. All revenues derived from this customer were related to sales of our Internet equipment.

         No other customers during the three months ended June 30, 2000 accounted for 10% or more of our total revenues.

         During the three months ended June 30, 1999, Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 10% of our total revenues and 13% of our total accounts receivable. Of our total sales to Ingram Micro, approximately 67% related to sales of our Internet equipment and 33% related to sales of our web platform products.

         During the nine months ended June 30, 2000:

         . Covad Communications, a CLEC, accounted for 17% of our total revenues and 28% of our total accounts receivable at June 30, 2000. All revenues derived from this customer were related to sales of our Internet equipment; and

         . Northpoint Communications, a CLEC, accounted for 12% of our total revenues and 10% of our total accounts receivable at June 30, 2000. All revenues derived from this customer were related to sales of our Internet equipment.

         No other customers during the nine months ended June 30, 2000 accounted for 10% or more of our total revenues.

         During the nine months ended June 30, 1999, Ingram Micro, accounted for 10% of our total revenues and 13% of our total accounts receivable at June 30, 1999. Of our total sales to Ingram Micro, approximately 61% related to sales of our Internet equipment and 39% related to sales of our Web platform products.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in this Form 10-Q, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-Q could seriously harm our business and that upon the occurrence of any of these events, the trading price of our common stock could decline.

Overview

     We develop, market and support Internet and electronic commerce infrastructure for small and medium size businesses. Our digital subscriber line
(DSL) equipment and e-commerce Web platforms enable businesses to connect easily and cost-effectively to the Internet, establish and enhance their Internet presence, and conduct business and electronic commerce on the Web.

     Our revenues are derived from the sale of hardware and software products. Our hardware revenues primarily include sales of our DSL Internet routers as well as sales of our integrated services digital network (ISDN) Internet routers, ISDN integrated access devices (IADs), T1/frame relay Internet routers and analog Internet routers. Our software revenues include license revenues of our e-commerce Web platform and Timbuktu Pro software, recurring revenues from our e-commerce Web platform, and fees for related services. We recognize revenue from the sale of our hardware products upon shipment. We recognize revenues from licenses of computer software provided that a firm purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. We recognize maintenance and service revenues over the period in which the services are provided. Certain of our sales are made to customers under agreements permitting limited rights of return for stock balancing or with protection for future price decreases. We record revenue net of an estimated allowance for returns and price protection. Any product returns or price decreases in the future that exceed our allowances may seriously harm our business.

     We sell our products and related maintenance, support and other services through telecommunication service providers, Internet service providers (ISPs), independent distributors, value-added resellers (VARs) and directly to end users.

     During the three months ended June 30, 2000:

     . Our five largest customers, who each individually represented at least 5% of our total revenues, accounted for 54% of our total revenues; and

     . Covad Communications, a competitive local exchange carrier (CLEC), accounted for 24% of our total revenues. Northpoint Communications, another CLEC, accounted for 10% of our total revenues. No other customer during the three months ended June 30, 2000 accounted for 10% or more of our total revenues.

     During the three months ended June 30, 1999:

     . Our three largest customers, who each individually represented at least 4% of our total revenues, accounted for 23% of our total revenues; and

     . Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 10% of our total revenues. No other customers during the three months ended June 30, 1999 accounted for 10% or more of our total revenues.

     During the nine months ended June 30, 2000:

     . Our six largest customers, who each individually represented at least 5% of our total revenues, accounted for 51% of our total revenues; and

     . Covad Communications, a CLEC, accounted for 17% of our total revenues. Northpoint Communications, another CLEC, accounted for 12% of our total revenues. No other customers during the nine months ended June 30, 2000 accounted for 10% or more of our total revenues.

     During the nine months ended June 30, 1999:

     . Our three largest customers, who each individually represented at least 5% of our total revenues, accounted for 21% of our total revenues; and

     . Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 10% of our revenues. No other customers during the nine months ended June 30, 1999 accounted for 10% or more of our total revenues.

     We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products. These customers could cease purchasing our products at any time, which could seriously harm our business.

     Historically, a significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue. For the three months ended June 30, 2000 and 1999, international revenues accounted for 17% and 26% of our total revenues, respectively. For the nine months ended June 30, 2000 and 1999, international revenues accounted for 19% and 30% of our total revenues, respectively.

     Our international revenues have historically been denominated in United States dollars, and revenues generated by our international distributors have historically been paid to us in United States dollars. Beginning in our fiscal third quarter of 2000, international sales to customers located in countries that are members of the European Union are being denominated in the Euro.

     We provide end users of our products with a one-year limited warranty on our Internet equipment and a 90-day limited warranty on single-user versions of our Timbuktu Pro software. We permit end users to return our Internet equipment and Timbuktu Pro for replacements or for refund of the full purchase price if the products do not perform as warranted. Our e-commerce products are provided on an "as is" basis, and we generally do not offer a warranty on these products. End users of our Web platform are offered a free 30-day evaluation period to evaluate the product prior to purchase and thereafter can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

     The following table sets forth for the periods indicated, certain statement of operations data expressed as a percentage of revenues.

                                                                             Three months ended
                                                                                  June 30,
                                                                         ----------------------------
                                                                             2000          1999
                                                                         -------------  -------------
     Revenues:
        Internet equipment.............................................           77.6%          58.2%
        Web platform licenses and services.............................           22.4%          41.8%
                                                                          ------------  -------------
                                                                                 100.0%         100.0%
       Cost of revenues:
        Internet equipment.............................................           54.2%          36.8%
        Web platform licenses and services.............................            0.8%           1.4%
                                                                         -------------  -------------
                                                                                  55.8%          38.2%
                                                                         -------------  -------------
        Gross profit...................................................           45.0%          61.8%

     Operating expenses:
        Research and development.......................................           12.3%          19.0%
        Selling and marketing..........................................           24.1%          41.4%
        General and administrative.....................................            3.8%           7.5%
        Acquired in-process research
            and development............................................             --             --
        Amortization of goodwill and other intangible assets...........           10.5%           1.5%
                                                                         -------------  -------------
           Total operating expenses....................................           50.7%          69.4%
                                                                         -------------  -------------
           Operating loss..............................................           (5.7%)         (7.6%)


     Other income, net.................................................            3.3%           3.3%
                                                                         -------------  -------------
        Loss from continuing operations
           before income taxes.........................................           (2.4%)         (4.3%)

     Income tax provision..............................................             --             --
                                                                         -------------  -------------

        Loss from continuing operations................................           (2.4%)         (4.3%)

     Income from discontinued operations, net of taxes.................            4.7%            --
                                                                         -------------  -------------

           Net income (loss)...........................................            2.3%          (4.3%)
                                                                         =============  =============

     Revenue. Our revenues increased 133.3% to $28.5 million in the three months ended June 30, 2000 from $12.2 million in the three months ended June 30, 1999.

     The increase in the three months ended June 30, 2000 was primarily due to increased sales in North America of our digital subscriber line (DSL) Internet equipment, most notably sales to CLECs such as Covad Communications, Northpoint Communications, Jato Communications, and Rhythms Netconnctions who distribute our products to end users.

     These increases were partially offset by declining average selling prices of our Internet equipment as a result of price competition and larger volume DSL contracts.

     International revenues increased 53.1% to $4.9 million in the three months ended June 30, 2000 from $3.2 million in the three months ended June 30, 1999. International revenues increased primarily due to sales of our DSL Internet equipment and ISDN integrated access devices (IADs) which were not available during the three months ended June 30, 1999. International revenues accounted for 16% and 26% of our total revenues for the three months ended June 30, 2000 and 1999, respectively. International revenues declined as a percentage of total revenues primarily due to increasing sales of our DSL Internet equipment and Web platform products in the United States.

     The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.

                                                  Three months ended June 30,
                                               --------------------------------
                                                       2000            1999
         -----------------------------------------------------------------------

          Europe.............................            15%                 21%
          Pacific Rim........................            --                   3
          Canada and Other...................             2                   2
                                               --------------------------------
            Subtotal international revenues..            17                  26
          United States......................            83                  74
                                               --------------------------------
              Total revenues.................           100%                100%
                                               ================================

     Although international revenues decreased as a percentage of total revenue in the three months ended June 30, 2000, a substantial portion of our revenues were derived from sales to international customers, and we expect sales to international customers to increase in absolute dollars on an annual basis.

     Gross Margin. Our total gross margin decreased to 45.0% in the three months ended June 30, 2000 from 61.8% in the three months ended June 30, 1999. The decrease was primarily due to:

     . Increased sales of our Internet equipment, particularly our DSL Internet routers, which have a lower gross margin than our Web platform products;

     . Increased costs of flash memory chips, capacitors and other components used in our DSL Internet routers due to industry-wide shortages; and

     . Declining average selling prices of our Internet equipment as a result of price competition and larger volume DSL contracts.

     These decreases were partially offset by:

     . Increased sales of our e-commerce products which have a higher gross margin than our Internet equipment; and

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

     Research and Development. Our research and development expenses increased 50.4% to $3.5 million for the three months ended June 30, 2000 from $2.3 million for the three months ended June 30, 1999. Research and development expenses increased primarily due to increased headcount and employee related expenses, increased development expenses related to our DSL Internet equipment as we continue to expand our DSL product line and capabilities, and our acquisitions of WebOrder in March 2000 and StarNet in October 1999 whose operations were not included in our research and development expenses for the three months ended June 30, 1999.

     We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars for the remainder of fiscal 2000 and into fiscal 2001 as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the three months ended June 30, 2000, we capitalized $168,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

     Selling and Marketing. Our selling and marketing expenses increased 36.1% to $6.9 million for the three months ended June 30, 2000 from $5.1 million for the three months ended June 30, 1999. Selling and marketing expenses increased primarily due to:

     . Increased headcount and other employee related expenses to support the increase in sales of our DSL and e-commerce products;

     .    Increased commission costs in line with higher revenue levels; and

     . Increased travel and promotional costs related to developing and supporting our sales and marketing channel.

     These expenses were partially offset by reduced use of external marketing professional services.

     We believe that our selling and marketing expenses will increase in absolute dollars for the remainder of fiscal year 2000 and into fiscal 2001 as a result of:

     .    Our acquisitions of StarNet and WebOrder;

     . Increased advertising and promotional campaigns related to our e-commerce Web platform as well as our DSL Internet equipment; and

     . Continued expansion of our sales staff domestically and internationally.

     General and Administrative. Our general and administrative expenses increased 17.3% to $1.1 million for the three months ended June 30, 2000 from $908,000 for the three months ended June 30, 1999. General and administrative expenses increased primarily due to:

     .    Increased headcount and other employee related expenses;

     . Increased use of third party contractors and temporary employee services; and

     .    Increased occupancy costs related to our Alameda facility.

     Amortization of Goodwill and Other Intangible Assets. For the three months ended June 30, 2000, amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of Serus, netOctopus, StarNet and WebOrder.

     The amounts allocated to goodwill and other intangible assets in connection with our acquisition of WebOrder was $17.1 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. For the three months ended June 30, 2000, we amortized $1.1 million in goodwill and other intangible assets related to our acquisition of WebOrder. The amount allocated to goodwill and other intangible assets in connection with our acquisition of StarNet was $22.4 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. For the three months ended June 30, 2000, we amortized $1.7 million in goodwill and other intangible assets related to our acquisition of StarNet. The amount allocated to goodwill and other intangible assets in connection with our acquisition of Serus was $2.1 million. We are amortizing the goodwill and other intangible assets over four years. For the three months ended June 30, 2000 and 1999, we amortized $134,000 and $133,000, respectively, in goodwill and other intangible assets related to our acquisition of Serus. The amount allocated to goodwill and other intangible assets in connection with our acquisition of netOctopus was $700,000. We are amortizing the goodwill and other intangible assets over four years. For the three months ended June 30, 2000 and 1999, we amortized $56,000 and $48,000, respectively in goodwill and other intangible assets related to our acquisition of netOctopus.

     Other Income, Net. Other income, net, primarily represents interest we earn on our cash, cash equivalents and short-term investments in addition to both realized and unrealized gains and losses on foreign currency transactions. Other income, net, increased 136.9% to $943,000 for the three months ended June 30, 2000 from $398,000 for the three months ended June 30, 1999. The increase was due to the higher cash, cash equivalents and short-term investment balances on hand primarily from the cash we raised through our secondary offering in August 1999.

     Income Tax Provision. We did not record an income tax provision during the three months ended June 30, 2000 or 1999 primarily due to continued substantial uncertainty regarding our ability to realize our tax assets. We may begin recording a provision for income taxes in our fiscal 2001 year. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our economic outlook for the remainder of fiscal year 2000, and fiscal years 2001 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in a non-recurring income tax benefit.

     Discontinued Operations. On August 5, 1998, we sold our Farallon Local Area Networking (LAN) Division (the LAN Division). The consideration we received, in aggregate, for the sale of the LAN Division totaled $4.9 million and consisted of cash, a note receivable, royalties receivable and a warrant to purchase up to 3% of the equity of Farallon. Income from discontinued operations, net of taxes, was $1.3 million for the three months ended June 30, 2000. Farallon bought out its royalty obligation for an amount in excess of the receivable on our balance sheet. In addition, we exercised and sold our warrant in Farallon that we received as consideration for the sale in August 1998, and sold the shares received upon exercise of the warrant. Each item generated income from discontinued operations during our fiscal third quarter of 2000. (See Note 7 of "Notes To Consolidated Financial Statements").

Results of Operations for the Nine Months Ended June 30, 2000 and 1999

     The following table sets forth for the periods indicated, certain statement of operations data expressed as a percentage of revenues.


                                                         Nine months ended
                                                             June 30,
                                                      -----------------------
                                                         2000         1999
                                                      ---------    ----------
     Revenues:
        Internet equipment...........................      73.0%         54.5%
        Web platform licenses and services...........      27.0%         45.5%
                                                      ---------    ----------
                                                          100.0%        100.0%
     Cost of revenues:
        Internet equipment...........................      51.0%         34.6%
        Web platform licenses and services...........       0.7%          1.7%
                                                      ---------    ----------
                                                           51.7%         36.2%
                                                      ---------    ----------
        Gross profit.................................      48.3%         63.8%

     Operating expenses:
        Research and development.....................      14.5%         21.7%
        Selling and marketing........................      28.2%         47.8%
        General and administrative...................       5.1%          8.4%
        Acquired in-process research
          and development............................      13.0%         13.7%
        Amortization of goodwill and other intangible
          assets.....................................      10.1%          1.2%
                                                      ---------    ----------
               Total operating expenses..............      70.9%         92.8%
                                                      ---------    ----------
               Operating loss........................     (22.6%)       (29.0%)

     Other income, net...............................       4.0%          4.6%
                                                      ---------    ----------
        Loss from continuing operations
               before income taxes...................     (18.6%)       (24.4%)
     Income tax  provision (benefit).................        --            --
                                                      ---------    ----------
        Loss from continuing operations..............     (18.6%)       (24.4%)

     Income from discontinued operations, net of
               taxes.................................       3.7%           --
                                                      ---------    ----------
               Net loss..............................     (14.8%)       (24.4%)
                                                      =========    ==========


     Revenue. Our revenues increased 117.1% to $66.6 million in the nine months ended June 30, 2000 from $30.7 million in the nine months ended June 30, 1999.

     The increase in the nine months ended June 30, 2000 was primarily due to:

     . Increased sales in North America of our digital subscriber line (DSL) Internet equipment, most notably, sales to CLECs such as Covad Communications, Northpoint Communications, Jato Communications, and Rhythms Netconnections who distribute our products to end users.

     .    Increased license sales of our e-commerce products.

         These increases were partially offset by decreased sales of our integrated services digital network (ISDN) and analog Internet routers in North America as demand for DSL products increased, and decreased sales of Timbuktu Pro for the Macintosh products.

     International revenues increased 38.8% to $12.7 million in the nine months ended June 30, 2000 from $9.1 million in the nine months ended June 30, 1999. International revenues increased primarily due to sales of our DSL Internet equipment which were not available during the nine months ended June 30, 1999, the introduction of our ISDN integrated access devices (IADs), as well as increased license sales of our e-commerce products. International revenues accounted for 19% and 30% of our total revenues for the nine months ended June 30, 2000 and 1999, respectively. International revenues declined as a percentage of total revenues primarily due to increasing sales of our DSL Internet equipment and Web platform products in the United States.

     The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.


                                                  Nine months ended June 30,
                                              ---------------------------------
                                                   2000                1999
     --------------------------------------------------------------------------

      Europe...............................          16%                     24%
      Pacific Rim..........................           1                       3
      Canada and Other.....................           2                       3
                                              ---------------------------------
        Subtotal international revenues....          19                      30
      United States........................          81                      70
          Total revenues...................         100%                    100%
                                              =================================

     Although international revenues as a percentage of total revenue decreased in the nine months ended June 30, 2000, a substantial portion of our revenues were derived from sales to international customers, and we expect sales to international customers to increase in absolute dollars on an annual basis.

     Gross Margin. Our total gross margin decreased to 48.3% in the nine months ended June 30, 2000 from 63.8% in the nine months ended June 30, 1999. The decrease was primarily due to:

     . Increased sales of our Internet equipment, particularly our DSL routers, which have a lower gross margin than our Web platform products; and

     . Increased costs of flash memory chips, capacitors and other components used in our DSL routers.

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

     Research and Development. Our research and development expenses increased 44.8% to $9.6 million for the nine months ended June 30, 2000 from $6.7 million for the nine months ended June 30, 1999. Research and development expenses increased primarily due to increased headcount and employee related expenses, increased development expenses related to our DSL Internet equipment, and our acquisitions of Serus and netOctopus in December 1998, StarNet in October 1999, and WebOrder in March 2000.

     We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars for the remainder of fiscal 2000 and into fiscal 2001 as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the nine months ended June 30, 2000, we capitalized $532,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

     Selling and Marketing. Our selling and marketing expenses increased 28.4% to $18.8 million for the nine months ended June 30, 2000 from $14.6 million for the nine months ended June 30, 1999. Selling and marketing expenses increased primarily due to:

     . Increased headcount and other employee related expenses, including commissions;

     . Increased travel costs related to developing our sales and marketing channels; and

     . Increased participation in trade shows and promotional expenses related to developing our sales and marketing channels.

     These expenses were partially offset by reduced advertising placement fees.

     We believe that our selling and marketing expenses will increase in absolute dollars for the remainder of fiscal year 2000 and into fiscal 2001 as a result of:

     .    Our acquisitions of StarNet and WebOrder;

     . Increased advertising and promotional campaigns related to our e-commerce Web platform as well as our DSL Internet equipment; and

     . Continued expansion of our sales staff domestically and internationally.

     General and Administrative. Our general and administrative expenses increased 29.7% to $3.4 million for the nine months ended June 30, 2000 from $2.6 million for the nine months ended June 30, 1999. General and administrative expenses increased primarily due to:

     .    Increased employee related expenses;

     . Increased use of third party contractors and temporary employee services;

     .    Increased occupancy costs related to our Alameda facility; and

     .    An increase in bad debt expense in line with our increase in revenue.

     Acquired In-Process Research and Development. Based upon independent third party valuation analysis of our acquisitions of WebOrder and StarNet, we allocated one-time charges of approximately $3.0 million and $5.7 million, respectively, of the purchase prices to acquired in-process research and development for the nine months ended June 30, 2000. (See Note 6 of "Notes To Condensed Consolidated Financial Statements").

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

     Amortization of Goodwill and Other Intangible Assets. For the nine months ended June 30, 2000, amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of Serus, netOctopus, StarNet and WebOrder.

     The amounts allocated to goodwill and other intangible assets in connection with our acquisition of WebOrder was $17.1 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. For the nine months ended June 30, 2000, we amortized $1.2 million in goodwill and other intangible assets related to our acquisition of WebOrder. The amount allocated to goodwill and other intangible assets in connection with our acquisition of StarNet was $22.4 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. For the nine months ended June 30, 2000, we amortized $4.9 million in goodwill and other intangible assets related to our acquisition of StarNet. The amount allocated to goodwill and other intangible assets in connection with our acquisition of Serus was $2.1 million. We are amortizing the goodwill and other intangible assets over four years. For the nine months ended June 30, 2000 and 1999, we amortized $400,000 and $266,000, respectively, in goodwill and other intangible assets related to our acquisition of Serus. The amount allocated to goodwill and other intangible assets in connection with our acquisition of netOctopus was $700,000. We are amortizing the goodwill and other intangible assets over four years. For the nine months ended June 30, 2000 and 1999, we amortized $169,000 and $96,000, respectively, in goodwill and other intangible assets related to our acquisition of netOctopus.

     Other Income, Net. Other income, net, primarily represents interest we earn on our cash, cash equivalents and short-term investments in addition to both realized and unrealized gains and losses on foreign currency transactions. Other income, net, increased 90.5% to $2.7 million for the nine months ended June 30, 2000 from $1.4 million for the nine months ended June 30, 1999. The increase was due to the higher cash, cash equivalents and short-term investment balances on hand primarily from the cash we raised through our secondary offering in August 1999.

     Income Tax Provision. We did not record an income tax provision during the nine months ended June 30, 2000 or 1999 primarily due to continued substantial uncertainty regarding our ability to realize our tax assets. We may begin recording a provision for income taxes in our fiscal 2001 year. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our economic outlook for the remainder of fiscal 2000, and fiscal years 2001 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in a non-recurring income tax benefit.

     Discontinued Operations. On August 5, 1998, we sold our Farallon Local Area Networking (LAN) Division (the LAN Division). The consideration we received, in aggregate, for the sale of the LAN Division totaled $4.9 million and consisted of cash, a note receivable, royalties receivable and a warrant to purchase up to 5% of the equity of Farallon. Income from discontinued operations, net of taxes, was $2.5 million for the nine months ended June 30, 2000. Farallon bought out its royalty obligation for an amount in excess of the receivable on our balance sheet. In addition, we exercised and sold our warrant in Farallon that we received as consideration for the sale in August 1998. Each item generated income from discontinued operations during our fiscal third quarter of 2000. In addition, income from discontinued operations also represents the reversal of a liability we recorded for the excess space created at our Alameda, California headquarters that we believed could not be subleased to third parties at the time of sale. During the three months ended December 31, 1999, we found alternative uses for this excess space. (See Note 7 of "Notes To Consolidated Financial Statements").

Other Factors That You Need To Be Aware Of Which May Affect Our Future Operating Results

We have a history of losses and negative cash flow. We may incur losses and negative cash flow in the future.

     Our failure to significantly increase our revenues would result in continuing losses. We incurred losses from continuing operations of $678,000 and $526,000 for the three months ended June 30, 2000 and 1999, respectively. Our net income was $656,000 and our net loss was $526,000 for the three months ended June 30, 2000 and 1999. Even if we do maintain profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

     We may incur negative cash flow in the future particularly to the extent we complete any acquisition opportunities. As a result of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to achieve positive cash flow.

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

 .    Decreases or delays in purchases by significant customers, or loss of such customers such as Covad Communications, Northpoint Communications, Rhythms Netconnections, Ingram Micro and Jato Communications.

 .    Our ability to license, and the timing of licenses, of our business products, particularly our e-commerce Web platform and Timbuktu Pro products;

 .    The growth rate in the number of Web sites and E-Stores that are built using our e-commerce products from which we derive revenues;

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

 .    The timing and rate of deployment of alternative high-speed data transmission technologies, such as cable modems and high-speed wireless data transmission; and

 .    Anticipated increases in competition among producers of e-commerce products, including the impact of products that are available from some of our competitors at no cost.

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

 .    Foreign currency and exchange rate fluctuations which may make our dollar-
     denominated products more expensive in those foreign markets where we sell our products in U.S. dollars or could expose us to currency rate fluctuation risks to the extent we do not adequately hedge these foreign currency sales; and

 .    General global economic conditions which could adversely affect sales to our customers.

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

     In the market for Web sites and electronic commerce platforms, we encounter competition primarily from Homestead Technologies, IBM, Inc. Online, Site Architects, NetObjects, Verio, Yahoo!Geocities, Website Pros, BigStep.com and several other companies. In the market for our remote control and enterprise software, we primarily encounter competition from Computer Associates, Intel, Microcom (Compaq), Microsoft, Vector Networks, Stac Software, Symantec, Tivoli Systems (IBM) and several other companies. We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for Timbuktu Pro.

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

     We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, reliability and compatibility. For example, we anticipate that voice over DSL technology will become an important feature of future DSL router products. As a result, we believe we will need to successfully develop, introduce and market integrated access devices that will combine voice over DSL and data routing functionality in our products. Additionally, we will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our DSL products. Currently, our router products are fully integrated with Copper Mountain's CopperView management for CopperEdge central office access concentrators and are interoperable with Lucent's Stinger, Nokia's ATM/DSL D50 Speedlink and Paradyne's Hotwire GranDSLAM digital subscriber line central office access concentrators. With the introduction of our asymmetric digital subscriber line (ADSL) Internet routers, we will expand our interoperability with Cisco, Alcatel, and Siemens central office access concentrators. However, we may not be able to successfully develop, introduce, enhance or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

We may engage in acquisitions or divestitures that involve numerous risks, including the use of cash and the diversion of management attention.

     In the past, we have engaged in both acquisitions and divestitures. For example, in August 1998, we sold our LAN Division, which developed and sold local area network (LAN) products. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. Incremental acquisition related charges including in-process research and development and amortization of goodwill and other intangibles or divestitures of profitable technologies or products could adversely impact our profitability. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet Technologies, Inc. and in March 2000, we acquired WebOrder. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

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

     Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. During the three months ended June 30, 2000, our top five customers who each individually represented at least 5% of our total revenues accounted for approximately 51% of our total revenues as a group, respectively. In this period, sales to Covad Communications and Northpoint Communications represented approximately 24% and 10% of our total revenues, respectively.

Our limited operating history in DSL Internet equipment makes it difficult to evaluate our prospects.

     Our DSL Internet equipment has a relatively short history. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a relatively new, rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, including requirements for performance, price, features and compatibility with other DSL equipment. We may not be able to rapidly introduce innovative new products that meet these market requirements. It is possible that the market for DSL Internet equipment will develop in a manner that we do not anticipate. Our competitors have introduced DSL products, some of which may compete effectively against our DSL products. Such developments could render our DSL products obsolete.

Our revenues will not grow and we may incur losses if we cannot continue to successfully introduce, market and sell our DSL Internet equipment.

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

     We are currently dependent on the central office equipment by telecommunications service providers that are deploying DSL services. Historically, substantially all of our sales of DSL routers have been for use with DSL central office equipment manufactured by Copper Mountain, Nokia, Lucent and Paradyne. With the introduction of our ADSL Internet routers, we will expand our interoperability with Cisco, Alcatel, and Siemens central office access concentrators. If Copper Mountain, Nokia, Lucent, Paradyne, Cisco, Alcatel, or Siemens DSL equipment is not widely used in DSL deployments, our business will be seriously harmed.

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

     The purchasers of our DSL Internet equipment are primarily emerging competitive telecommunications service providers such as Covad Communications, Northpoint Communications, Rhythms Netconnections, and Jato Communications. We depend upon the ability of such competitive telecommunications service providers to offer DSL services successfully and become sustainable businesses. These competitive telecommunications service providers are competing with traditional regional telephone companies. Traditional regional telephone companies may have a number of competitive advantages over their new competitors, including greater resources, name recognition and access to customers. Also, traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install DSL equipment at the regional telephone companies' central offices.

We purchase the semiconductor chips for our DSL routers from a limited number of suppliers.

     All of our DSL routers rely on certain semiconductor chips that we purchase from a limited number of suppliers. We do not have volume purchase contracts with any of our suppliers and they could cease selling us these semiconductor chips at any time. If we are unable to timely obtain a sufficient quantity of these semiconductor chips from any of our suppliers, for any reason, sales of our DSL routers could be delayed or halted. Further, we could also be forced to redesign our DSL routers and qualify new suppliers of semiconductor chip sets. The resulting stoppage or delay in selling our products, and the expense of redesigning our DSL routers would seriously harm our reputation and business.

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

     We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our Internet equipment rely on components that are supplied by independent contractors and specialized suppliers. We generally do not have guaranteed supply arrangements with these third-parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient router components also depends on our ability to accurately forecast our future requirements. If we are unable to timely obtain a sufficient quantity of components from independent contractors or specialized suppliers for any reason, sales of our Internet equipment could be delayed or halted. In addition, we may be required to pay premiums for components to other vendors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our Internet equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our Internet equipment would seriously harm our reputation and business. In addition, we anticipate that it will be necessary for us to establish relationships with additional component suppliers in the future. If we are unsuccessful in establishing these relationships, we may not be able to obtain sufficient components in some future period.

Our revenues will not grow and we may incur losses if we cannot successfully introduce, market and sell our Web platform.

     A majority of revenues from our Web platform is derived from the sale of Timbuktu Pro. We anticipate that in the future, the market for Timbuktu Pro will grow more slowly than the market for our other Web platform products and services. In addition, we rely on licensees of our Web platform to promote the use of our Web platform for building Web sites and e-stores. The extent and nature of the promotions by licensees of our Web platform are outside of our control. If licensees of our Web platform do not successfully promote our Web platform, we will not generate recurring revenues from royalties on Web sites promoted by licensees of our Web platform.

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

     Growth in revenues from our Web platform will be heavily dependent on recurring fees from Web sites and e-stores created by licensees. Accordingly, to be successful, our Web platform must become widely used. The sales cycle for licensing our Web platform can be long. We will be required to build our internal sales organization and customer support organization to increase the number of licensees of our Web platform. Because the market for technical sales and support personnel is intensely competitive, growing our sales and support organization may be difficult. If we are unable to rapidly establish the widespread use of our Web platform, it is possible that competing products could become widely used, reducing the likelihood that we will generate significant revenues from our Web platform.

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

A substantial portion of our revenues are derived from sales to international customers.

     A substantial portion of our revenues are derived from sales to international customers. We expect sales to international customers to continue to comprise a significant portion of our revenues. In the past, our international sales have typically been denominated in United States dollars. Beginning in the third quarter of fiscal 2000, sales to our European customers who are members of the European Union are being denominated in the Euro. All other international sales will continue to be denominated in United States dollars. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers. This could lead to decreased profitability of our products and services. In addition, changes in the value of the Euro relative to the United States dollar, could adversely affect our operating results, to the extent we do not hedge sales denominated in the Euro.

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

     We provide end users of our products with a one-year limited warranty on our Internet equipment and a 90-day limited warranty on single-user versions of our Timbuktu Pro software. We permit end users to return our Internet equipment and Timbuktu Pro for replacements or for refund of the full purchase price if the products do not perform as warranted. Our e-commerce products are provided on an "as is" basis, and we generally do not offer a warranty on this product. End users of our Web sites and e-stores are offered a free 30-day evaluation period to evaluate the product prior to purchase and thereafter can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

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

Liquidity and Capital Resources

     We have funded our operations to date primarily through the private sale of equity securities and the public offerings of our common stock. As of June 30, 2000, we had cash, cash equivalents and short-term investments representing 47% of total assets.

     Our operating activities provided $1.2 million of cash for the nine months ended June 30, 2000 and used $5.9 million for the nine months ended June 30, 1999. The cash provided by operations in the nine months ended June 30, 2000 was primarily due to cash generated from our regular operating activities as well as an increase in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories. The cash used by operations in the nine months ended June 30, 1999 was primarily due to supporting our regular operating activities as well as an increase in accounts receivable and inventories.

     Cash used in investing activities for the nine months ended June 30, 2000 was primarily due to:

     .    Purchases of short-term investments; and

     . Our acquisitions of technology, including the acquisition of WebOrder and StarNet.

     These amounts were partially offset by proceeds realized from the sale and maturity of short-term investments.

     Cash provided by investing activities for the nine months ended June 30, 1999 was primarily due to proceeds from the sale of short-term investments partially offset by:

     .    Purchases of short-term investments;

     . Our acquisitions of technolgy, including our acquisitions of Serus and netOctopus; and

     .    Purchases of capital equipment.

     Cash provided by our financing activities for the nine months ended June 30, 2000 and 1999 was primarily related to the exercise of employee stock options and activities related to our Employee Stock Purchase Plan.

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

     The table below presents the carrying value and related weighted-average interest rates for our investment portfolio. The carrying value approximates fair value at June 30, 2000. All of our investments mature in twelve months or less.

                                                                           Carrying                Average
          Principal (notional) amounts in United States dollars:            Amount              Interest Rate
         ----------------------------------------------------------------------------------------------------
                                                                        (in thousands)
          Cash equivalents - fixed rate.............................    $      39,657               6.40%
          Short-term investments - fixed rate.......................           19,802               6.43%
                                                                        -------------
                                                                        $      59,459
                                                                        =============

     Beginning in our fiscal third quarter of 2000, sales to European countries which are members of the European Union are being denominated in the Euro. In order to reduce our exposure resulting from currency fluctuations, we have entered into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

     As of June 30, 2000, we had two outstanding currency exchange forward contracts totaling approximately $960,000. The contracts are denominated in the Euro and expire on July 31, 2000 and August 31, 2000, respectively.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

27.1      Financial Data Schedule

(b)       Reports on Form 8-K

          There were no reports filed on Form 8-K during the three months ended June 30, 2000.

SIGNATURE
--------------------------------------------------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000                  NETOPIA, INC.

                                        (Registrant)

                               By: /s/ James A. Clark

                                   James A. Clark

                                   Vice President and Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Financial Officer