Form 10-K405
period 2000-09-30
NETOPIA INC
filed 2000-12-21
CIK 1012482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 2000

                                       or

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

                               ----------------

   Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check X if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. Yes [_] No [X]

   As of December 1, 2000 there were 17,607,608 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on The Nasdaq National Market on December 1, 2000 was approximately $68,500,178.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's definitive Proxy Statement for its Annual Stockholders Meeting to be held on January 29, 2001 is incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NETOPIA, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                 PART I.

 Item 1.    Description of Business.....................................     3

 Item 2.    Properties..................................................    18

 Item 3.    Legal Proceedings...........................................    18

 Item 4.    Submission of Matters to a Vote of Security Holders.........    18

                                 PART II.

            Market for Netopia's Common Stock and Related Stockholder
 Item 5.     Matters....................................................    19

 Item 6.    Selected Financial Data.....................................    20

 Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    22

 Item 7(a). Quantitative and Qualitative Disclosures About Market Risk..    44

 Item 8.    Financial Statements and Supplementary Data.................    46

 Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    73

                                PART III.

 Item 10.   Directors and Executive Officers of the Registrant..........    73

 Item 11.   Executive Compensation......................................    74

            Security Ownership of Certain Beneficial Owners and
 Item 12.    Management.................................................    74

 Item 13.   Certain Relationships and Related Transactions..............    75

                                 PART IV.

 Item 14.   Exhibits, Financial Schedules and Reports on Form 8-K.......    76

 Index to Exhibits.......................................................   76

 Signatures..............................................................   78

                                    PART I.

Item 1. Description of Business

   Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other "forward-looking" information. We believe it is important to communicate our expectations to investors. There may be events in the future, however, that we are not able to predict or over which we have no control. The risk factors listed in this Form 10-K, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-K could seriously harm our business and that upon the occurrence of any of these events, the trading price of our common stock could decline.

Company Background

   We develop, market and support broadband Internet equipment and e-commerce Web platforms for small and medium size businesses. Our platforms are designed to enable carriers and service providers to create and offer value-added, bundled service offerings for their small and medium size business customers. These bundled service offerings often include digital subscriber line (DSL) service bundled with back-up, bonding, virtual private networking (VPN), and Web site and e-store hosting.

   Our broadband Internet equipment enables small and medium size businesses to take advantage of high-speed Internet access technologies and, in particular, DSL technologies. Our DSL broadband Internet equipment, including routers, digital service units, filtering bridges, and modems, provide small and medium size businesses with a flexible and scaleable platform that can be easily integrated into existing business infrastructures. In addition to supporting various Internet equipment technologies, our Internet equipment is designed to be plug-and-play and incorporate many value-added features such as back-up, bonding, VPN and firewall protection.

   Our Web platform includes the Netopia Site Server (NSS) and the Netopia Commerce Server (NCS). The NSS delivers Web sites, and the NCS provides those Web sites full electronic commerce capabilities. The NSS offers customers a wide array of industry specific content packages that are pre-configured templates. Customers can choose content packages to create sites that contain the pages, tools, and information they want. NCS works together with NSS to integrate an end-to-end e-commerce solution with a Web site. NCS provides shopping cart and secure checkout capabilities, giving an e-store owner full control over store administration. Our Web platform offers a "no assembly required" set-up and hosting service which is optimized for partner integration.

   Our DSL routers are interoperable with major central office equipment suppliers, including Alcatel, Cisco, Copper Mountain, Ericsson, Lucent, Nokia, Orckit, Paradyne, and Siemens. We have established strategic distribution relationships with leading carriers and service providers including Bloomberg.com, Citigroup's bizzed.com, Covad Communications, Earthlink Network, Everdream, France Telecom, MegaPath Networks, NorthPoint Communications, PSINet, Rhythms NetConnections, Telecom Italia, UUNet, Verio, Verizon, and XO Communications.

   Our Web platform also includes our Timbuktu Pro software and our newly introduced iConcierge product. Timbuktu Pro enables users to communicate and collaborate in real time over the Internet and within Intranets with other Timbuktu Pro users. iConcierge is an Internet service platform for improving "Help Desk" and customer support services. The iConcierge platform provides support staff and their users and customers a common platform to resolve difficulties and interact in real-time over the Internet.

   Our principal offices are located at 2470 Mariner Square Loop, Alameda, California 94501 and our telephone number is (510) 814-5100. We were incorporated in California in 1986 as Farallon Computing, Inc., and were reincorporated in Delaware in June 1996. In November 1997, we changed our corporate name from Farallon Communications Inc. to Netopia, Inc.

Acquisitions

 WebOrder

   In March 2000, we acquired WebOrder, a developer of e-commerce infrastructure for small and medium size businesses. WebOrder's Smart Commerce System offers e-commerce solutions to on-line businesses including the ability to manage order processing, and the ability to maintain records of customer transactions flowing through a merchant's e-store. We have fully integrated WebOrder's technology into our NCS product development.

 StarNet

   In October 1999, we acquired StarNet Technologies, Inc. (StarNet), a developer of voice channel technology architecture that allows the simultaneous transmission of voice and standard data packets over a digital subscriber line. We intend to fully integrate StarNet's technology into our Internet equipment development and begin offering voice and data integrated access devices (IADs).

   Our acquisitions involve numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of key employees and significant expenses and write-offs. The success of our acquisitions depend upon our ability to retain the acquired employees and to timely and successfully develop, manufacture and gain market acceptance for the products and technologies we acquired. If we are unable to successfully address these risks, our business may be adversely harmed.

Industry Background

   The Internet continues to be a vitally important global medium for communication and commerce, enabling millions of people to share information and transact business electronically. The increasing utility of the Internet and the availability of new technologies that enable advanced capabilities, such as real-time communication, collaboration and e-commerce, are compelling businesses and other organizations to establish a Web presence. In addition, the possibility of losing a competitive edge to companies that maximize the benefits of the Internet is also a significant motivating factor for many such companies to utilize the Internet in their everyday business. These factors have compelled businesses to adopt complex network communications and computing systems in order to access the Internet.

   Changes in telecommunications regulation in the United States and globally have enabled new entrants, such as competitive local exchange carriers (CLECs), Internet service providers (ISPs) and cable companies to challenge traditional telephone companies in providing telecommunications services. Simultaneously, the demand for high-speed Internet access has grown substantially due to the increasing use of data-intensive multimedia in Web sites and the development of e-commerce. As a result, service providers have deployed new technologies that allow them to quickly and cost-effectively provide a full range of voice, data and video services. One such technology is DSL, which enables data transmission speeds of 128 Kbps to 52 Mbps using the existing copper wire infrastructure. DSL delivers "always on" availability, eliminating the tedious dial-up process associated with traditional modem technologies. DSL is a point-to-point technology that connects the end user to a telecommunications service provider's central office, or to an intermediate hub. DSL equipment is deployed at each end of the copper wire and the transmission speed depends on the length and condition of the existing wire. Thus, growing competition in the telecommunications industry and the proliferation of DSL have greatly increased the availability and lowered the cost of high-speed Internet access.

   Small and medium size businesses typically do not have the internal resources necessary to establish high-speed access to or maximize the potential benefits of the Internet. For example, many of these businesses currently use low-speed, single-user, dial-up connections to the Internet. Many of these businesses also lack a well-staffed, experienced information technology department. Thus, small and medium size businesses are discovering that installing, configuring and developing Web sites and networking systems, obtaining high-speed digital services, such as DSL and arranging for an Internet connection from an ISP can be costly and burdensome, even for companies with sophisticated technical support. We believe traditional vendors of Internet networking products and services historically have not offered solutions specifically designed for users who may not have access to sophisticated technical support.

   This lack of information technology resources and expertise, coupled with an industry environment that currently does little to address the needs of small and medium size businesses, has constrained the ability of many such businesses to fully realize the benefits of the Internet.

Strategy

   Our objective is to be a leading developer and provider of broadband Internet equipment and Web platforms for small and medium size businesses. Key elements of our strategy include the following:

  . Target the Small and Medium Size Business Market. We target small and medium size businesses that seek high-speed Internet equipment, Web site creation and hosting, and e-commerce products and services. We believe the demand for these services is rapidly growing and underserved by other vendors of Internet products and services. We believe small and medium size businesses generally do not have the financial resources or technical expertise necessary to establish and maintain a competitive Web presence. As a result, this market requires plug-and-play products and services that are easy to use and cost-effective. We believe that we have developed a specific expertise in serving the needs of this market. We intend to continue to develop products and services that meet these needs.

  . Leverage Strategic Relationships with Carriers, ISPs, Application Service
    Providers and Other Distribution Channels. We believe that the distribution channels for high-speed Internet access and broadband Internet applications are converging. Our combined Internet equipment and Web platform products provide competitive differentiation and have enabled us to establish strong distribution relationships and recruit new strategic partners. Our platforms are designed to enable carriers and service providers to create and offer value-added, bundled service offerings for their small and medium size business customers. These bundled service offerings often include digital subscriber line (DSL) service bundled with back-up, bonding, virtual private networking (VPN), voice over DSL, and Web site and e-store hosting.

  . Provide Complete, Plug-and-Play Customer Premise DSL Internet
    Connectivity Products. We provide a comprehensive suite of customer premise DSL Internet equipment. Our products include routers, modems, bridges, and digital service units. We also provide proprietary applications that increase the functionality of our Internet equipment, including encryption, virtual private network and firewall protection. We intend to continue to develop new generations of our equipment for emerging DSL and other broadband standards. We also intend to continue to add functionality that will enable us to meet the changing needs of small and medium size businesses and to further differentiate our products.

  . Enable Small And Medium Size Businesses To Leverage The Internet. We provide Web platforms for easily creating, enhancing and hosting Web sites, and providing e-commerce capability. Our platforms provide customizable Web site content packages, complete e-stores, and full administrative control. Merchants can use our platform's editing interface to ensure their sites perform to high standards. Our Web platforms also provide real-time Internet communication and collaboration capabilities and Web based customer service and support capabilities. We intend to enhance our Web platforms to include new features and functionality, including additional industry content packages and further ability to create and remodel Web sites and enhance e-store functionality with minimal technical expertise.

  . Maintain and Extend Technology Leadership. We believe an important competitive advantage is the ability to fully integrate our products into those of other telecommunications equipment providers. We also believe that timely introduction of our products and services is imperative for our success. We therefore have developed close working relationships with leading central office equipment providers such as Alcatel, Cisco, Copper Mountain, Ericsson, Lucent, Nokia, Orckit, Paradyne, and Siemens. We will continue to develop relationships with other leading central office equipment providers, and we intend to integrate future generations of our DSL equipment into their architectures. In addition, we will continue to provide our customers with new functionality by developing relationships with providers of related and complementary technologies. For example, we have relationships with leading voice over DSL gateway developers Jetstream Communications, TollBridge Technologies and CopperCom. Furthermore, we will continue to incorporate new features and functionality into our Web platform products and services, either through internal development or by acquiring technology where appropriate, to enable small and medium size businesses to conduct an increasingly broad range of business activities on the Web.

  . Leverage Brand Name Recognition and Customer Support Infrastructure. We believe that we have established a brand name with companies seeking high-speed broadband Internet equipment and Web platform products and services. We believe that continuing to strengthen the Netopia brand name will facilitate market acceptance of new products and services. We intend to leverage our reputation and expertise in providing complete, easy-to-use, plug-and-play solutions to more fully penetrate our target market. In addition, we will continue to leverage our positive brand name recognition and our customer support organization to promote the sale of our products and services.

Products and Services

 Internet Equipment

   Our Internet equipment provides cost-effective, high-speed, multi-user, plug-and-play solutions for Internet access with advanced value added features including automated backup, DSL bonding, and virtual private network and firewall protection. Our customer premise Internet equipment offers small and medium size businesses the flexibility to use the communication technology which best meets their needs for economy and performance. Our Internet equipment is summarized in the following table.


     Internet
      Access                                                              Estimated U.S.
    Technology   Our Products           Functions and Features             Street Price
----------------------------------------------------------------------------------------
  Digital        Data Routers Provide a shared and permanent connection    $415-$1,000
  Subscriber                  to the Internet at speeds up to 2.3 Mbps
  Line (DSL)                  and offer a cost-effective solution for
  including                   customers that require an "always on"
  SDSL, IDSL,                 Internet presence for applications such as
  and ADSL                    hosting a Web server or conducting e-
                              commerce through an online e-store.
----------------------------------------------------------------------------------------
                 Digital      Provide a cost-effective method to migrate    $650-$700
                 Service      Internet access from a T1 or 56K digital
                 Units        dataphone service connection to DSL without
                              having to replace or disrupt current
                              network hardware or infrastructure.
----------------------------------------------------------------------------------------
                 Filtering    Provide a shared, permanent connection to     $650-$700
                 Bridges      the Internet using the simplicity of a
                              bridged connection with the added security
                              of packet filtering and Internet protocol
                              (IP) based remote management.
----------------------------------------------------------------------------------------
                 Modems       Provide single users and small local area     $200-$300
                              networks a dedicated connection to the
                              Internet with upload and download speeds up
                              to 1.04 Mbps.
----------------------------------------------------------------------------------------
  Cable          Routers      Provide a shared connection to the Internet   $300-$400
                              through the Ethernet port on a cable modem.
----------------------------------------------------------------------------------------
  T1 and Frame   Routers      Provide a dedicated, high-speed, shared        $1,025-
  Relay                       connection to the Internet through a            $1,220
                              traditional T1 leased line service.
----------------------------------------------------------------------------------------
  ISDN           Routers      Provide shared Internet access at speeds up   $470-$650
                              to 128 Kbps over An ISDN phone line.
----------------------------------------------------------------------------------------
  56K Digital    Routers      Provide a shared, dedicated connection to    $800-$1,050
  Dataphone                   the Internet at 56 Kbps or 64 Kbps speeds
  Service                     through a traditional digital dataphone
                              leased line service.
----------------------------------------------------------------------------------------
  Dual Analog    Routers      Provide an entry-level solution for           $500-$600
                              Internet connections that Will work over
                              standard analog phone lines. By aggregating
                              as many as three analog telephone lines,
                              our dual analog routers provide shared
                              Internet access at speeds up to 168 Kbps.

 Internet Equipment Value-Added Features

   In addition to supporting various Internet equipment technologies, our Internet equipment is designed to be plug-and-play and incorporate many value-added features. We believe these features provide small and medium size businesses with additional ease-of-use, security and cost savings benefits, and differentiate our Internet equipment from those of our competitors. Some of these features include:

  . A design architecture that allows customers to change to faster Internet equipment technologies by simply exchanging the wide area network module card within the router. For example, a business that currently uses ISDN router can upgrade the router to support higher speed DSL technology by simply replacing the wide area network module card rather than having to purchase an entirely new router;

                [Depiction of expanded view of Internet router]

  . Integrated V.90 analog or ISDN dial backup, which ensures redundancy for mission-critical Internet connectivity;

  . DSL bonding, which allows customers to join up four IDSL or up to two
    SDSL circuits into a single "virtual pipe" for connection speeds of over 3 Mbps;

  . Internet Protocol Security (IPSec) to enable businesses to securely connect to branch offices, telecommuters and partners;

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

  . Business-class diagnostic and management utilities including Ping, Trace
    Route, Syslog and Telnet client;

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

   We also offer buyers of our Internet equipment "Customer Care, Guaranteed!" service programs, including "Up & Running, Guaranteed!" These service programs assist customers in ordering and provisioning the telecommunication carrier line, and obtaining and establishing their service from an ISP. These programs also provide for the remote configuration of the router, assist in the installation and configuration of the client server software and provide technical support for our product line. Toll-free technical support is included with this service program for 60 days, with extended service programs available for up to three years.

   We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, reliability and compatibility. For example, we anticipate that voice over DSL technology will become an important feature of future DSL router products. As a result, we believe we will need to successfully develop, introduce and market IADs that will combine voice over DSL and data routing functionality in our products. Additionally, we will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our DSL products. However, we may not be able to successfully develop, introduce, enhance or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

 Web Platforms

   Our Web platforms enable small and medium size businesses and other organizations to utilize the benefits of having a Web presence, conducting e-commerce, communicating in real time with customers and colleagues over the Internet, and providing a Web based customer service and support application. Our Web platform products and services are summarized in the following table.


                                                                                        Estimated
                                                                                           U.S.
      Supported     Our Products                                                          Street
      Platforms     And Services                 Functions and Features                   Price
--------------------------------------------------------------------------------------------------
  Site Visitors:     a) Netopia   We license our Web site platform to ISPs, CLECs,      Individual
  Netscape              Site      Internet portals, ASPs, associations and others. We    Pricing
  Navigator 3.02        Server    also provide hosting services for co-branded and
  and above with        (NSS)     private label services marketed by licensees to
  JavaScript                      their end customers. Our technology provides an
  Support or         b) Web sites easy-to-use and cost-effective way to set up a Web
  Microsoft                       site on the Internet without requiring any knowledge
  Internet                        of hypertext markup language (HTML), programming
  Explorer                        skills or a technical staff to maintain the site. As
  versions 3.02                   part of NSS, we have created over 50 industry
  and above with                  specific vertical content packages targeted to an
  Authenticode 2.0                industry or common interest group. Merchants can
  and JavaScript                  choose from a spectrum of page templates and add
  Support.                        pages instantly anywhere in the site's navigational
                                  index. Our Web site content packages are "no
  Site Owners:                    assembly required" Web sites that come pre-populated
  Netscape 4.0 or                 with information and functionality useful to the
  above or                        targeted industry or group and contain pre-
  Internet                        configured vertical content packages that cater to a
  Explorer 4.0 and                wide cross-section of businesses and services,
  above.                          containing pages, content, pictures, and other
                                  functionalities specific to the business.
--------------------------------------------------------------------------------------------------
  Site Visitors:     a) Netopia   We license our e-commerce platform to ISPs, CLECs,    Individual
  Netscape              Commerce  Internet portals, ASPs, associations and others. We    Pricing
  Navigator 3.02        Server    also provide hosting services for co-branded and
  and above with        (NCS)     private label services marketed by licensees to
  JavaScript                      their end customers. We also provide direct e-store
  Support or         b) e-stores  creation and hosting to end--customers. NCS works
  Microsoft                       together with NSS to integrate an end-to-end
  Internet                        e-commerce solution with a Web site. NCS enables
  Explorer                        users to upgrade their Web site with an e-store in
  versions 3.02                   order to sell their product or service over the
  and above with                  Internet without requiring any knowledge of
  Authenticode 2.0                hypertext markup language (HTML), programming skills
  and JavaScript                  or a technical staff to maintain the e-store. NCS
  Support.                        provides a shopping cart and secure checkout
                                  procedure giving instant e-commerce capability to a
  Site Owners:                    Web site and providing the e-store owner full
  Netscape 4.0 or                 control over store administration. A "point and
  above or                        click" procedure adds products, prices with shipping
  Internet                        and tax information on the fly. Merchants can add e-
  Explorer 4.0 and                commerce to their sites without needing to migrate
  above.                          an NSS Web site. Behind the scenes, NCS handles all
                                  administrative and storefront requests for the e-
                                  store, and includes a robust storage area for all
                                  transaction information. The NCS comes complete with
                                  a full range of security-related features including
                                  a Secure Socket Layer (SSL) encryption technology.
--------------------------------------------------------------------------------------------------
  Windows ME,        Timbuktu Pro Enables users to communicate and collaborate in real   $20-$90
  2000, 3.X, 95,                  time over the Internet and within Intranets with       per seat
  98, and NT Mac                  other Timbuktu Pro users. Our Timbuktu Pro product
  OS.                             family also includes netOctopus network systems
                                  management tools.
--------------------------------------------------------------------------------------------------
  Netscape           iConcierge   Provides secure Web based customer service and        $400-$1200
  Navigator or                    support application delivering point-to-point         per agent
  Microsoft                       services that enable remote problem solving over the
  Internet                        Internet or an IP enterprise network. iConcierge can
  Explorerversions                be used for customer service and support, systems
  3.02 and higher.                administration, sales support, help desk, asset
                                  management, or to provide a wide range of
                                  interactive services across the Internet or any IP-
                                  based network.

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

   We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance Web site hosting services for certain customers. In addition, our servers are located at third-party facilities. Failure or poor performance by the third parties with which we contract to maintain our servers, hardware and software, could lead to interruption or deterioration of our Web site and e-store hosting services. Additionally, a slowdown or failure of our systems due to an increase in the use of the Web sites we currently host, or due to damage or destruction of our systems for any reason, could also lead to interruption or deterioration of our Web site and e-store hosting services. If there is an interruption or a deterioration of our Web site or e-store hosting services, our reputation would be seriously harmed and, consequently, sales of our products and services would decrease. If such circumstances do arise in some future period, in order to retain current customers and attract new customers, we may have to provide our Web site and e-store hosting services at a subsidized price or even at no cost. In addition, if our Web site and e-store hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers.

Strategic Distribution Relationships

   We have developed many strategic relationships related to the distribution of our products. These relationships are listed in the following table.


                                                                Internet       Web
          Distribution Channel                Company          Equipment    Platforms
-------------------------------------------------------------------------------------
  ISPs                                 Bell Atlantic               X
                                       Big Planet                               X
                                       Bell South                  X
                                       Earthlink Network           X
                                       Epoch Networks              X
                                       France Telecom
                                        (Wanadoo)                  X            X
                                       Freeserve                                X
                                       Megapath Networks           X            X
                                       Mpower Communications       X
                                       Onsite Access               X
                                       PSINet                      X
                                       Telecom Italia
                                        (Telecom Italia Net)       X            X
                                       UUNET Technologies          X
                                       Verio                       X
                                       (and over 400
                                        additional Internet
                                        service providers)
-------------------------------------------------------------------------------------
  Competitive Local Exchange Carriers  Birch Telecom
  (CLECs)                                                          X            X
                                       BTI                         X
                                       Covad Communications        X
                                       DSL.net                     X
                                       Florida Digital
                                        Networks                   X
                                       Gabriel
                                        Communications             X
                                       Jato Communications         X            X
                                       KKF.net                     X
                                       MCIWorldCom                 X
                                       Network Plus Inc.           X
                                       NorthPoint
                                        Communications             X
                                       Rhythms
                                        NetConnections             X
-------------------------------------------------------------------------------------
  Internet Portals and Industry        American Dental
  Associations                          Association (ADA E-
                                        commerce Company)                       X
                                       Cendant Corporation                      X
                                       Tribune Co.'s
                                        Blackvoices.com                         X
                                       Yahoo                       X
                                       Netscape Netcenter                       X
                                       Virgin Biznet                            X
-------------------------------------------------------------------------------------
  Two-Tier Distributors                Alias SRL                   X            X
                                       Computers Unlimited         X            X
                                       Ingram Micro                X            X
                                       Merisel                     X            X
                                       Softway International       X            X
                                       Tech Data                   X            X

Strategic Product Development Relationships

   We have developed many strategic relationships related to product development. These relationships are listed in the following table.

       Product Development               Company                    Product
-------------------------------------------------------------------------------------
  Digital Subscriber Line       AccessLan                   DSL Internet equipment
                                Alcatel
                                Broadcom
                                Centillium
                                Cisco
                                Conexant
                                Copper Mountain
                                Ericsson
                                Globespan
                                Hi/fn
                                Lucent
                                Metalink
                                Nokia
                                Paradyne
                                Virata
-------------------------------------------------------------------------------------
  Voice over Digital
   Subscriber Line              CopperCom                   DSL Internet equipment
                                General Bandwidth
                                Jetstream Communications
                                TdSoft
                                TollBridge Technologies
                                Zhone
-------------------------------------------------------------------------------------
  E-commerce                    CyberSource                 Web Sites / e-stores
                                Card Service International
                                Hewlett-Packard
                                Instantis
                                Linkpoint
                                Oracle
-------------------------------------------------------------------------------------
  Internet/Intranet             Marimba                     Timbuktu Pro & netOctopus
   Communications
                                Front Range Solutions
                                Microsoft
                                Remedy
                                Tivoli Systems
-------------------------------------------------------------------------------------
  Internet/Intranet
   Communications               Primus Knowledge Systems   I-Concierge
                                Support.com
                                Siebel Systems


Distribution, Sales and Marketing

   We sell our products and provide services worldwide through telecommunication service providers, ISPs, independent distributors and dealers, value-added resellers (VARs) and directly to end users. Our marketing strategy is to achieve broad market penetration by utilizing these multiple distribution channels.

   Telecommunication Service Providers / Carriers. We sell our DSL Internet equipment primarily to CLECs such as Covad Communications, NorthPoint Communications and Rhythms NetConnections. We depend upon the ability of such competitive telecommunications service providers to successfully offer DSL services. These competitive telecommunications service providers are competing with traditional regional telephone companies. Traditional regional telephone companies may have a number of competitive advantages over their new competitors, including greater resources, name recognition and access to customers. Traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install DSL equipment at the regional telephone companies' central offices. These competitive telecommunications service providers have generally incurred operating losses and negative cash flows as they establish their networks and operations. Accordingly, these channel partners are dependent on continued access to new sources of capital. We believe that the current external financing environment is challenging for these competitive telecommunications service providers. Covad Communications accounted for 16% of our total revenues for the fiscal year ended September 30, 2000 and Northpoint Communications accounted for 12% of our total revenues for the fiscal year ended September 30, 2000. For the fiscal years ended September 30, 1999 and 1998, Covad Communications and Northpoint Communications each accounted for less than 10% of our total revenues. During the fiscal year ended September 30, 2000, our top three telecommunication service provider customers, who each individually represented at least 5% of our total revenues accounted for 34% of our total revenue. During the fiscal years ended September 30, 1999 and 1998, sales to telecommunication service providers accounted for less than 10% of our total revenues. Our revenues will decline and our losses will increase if we lose one or more of our significant telecommunication service provider customers or if our telecommunication service provider customers reduce or delay purchases of our products.

   Independent Distributors/Dealers. Our major distributor/dealer in North America is Ingram Micro who distributes our Internet equipment and Web platform products to ISPs, resellers, and VARs. Internationally, we distribute our products through approximately 100 distributors in over 30 countries. In Europe, distributors sell primarily in France, Italy and the United Kingdom, and, in the Pacific Rim, distributors sell primarily in Japan. We provide periodic training in the development of Internet and e-commerce infrastructure to VARs who purchase our products primarily from distributors, and we have recruited more than 1500 Internet VARs for the sale of our products. Our agreements with distributors can generally be terminated without cause and do not provide for minimum purchase commitments. Additionally, the agreements provide price protection and grant the distributors limited rights to return unsold inventories of our products in exchange for new purchases. Ingram Micro has accounted for 7%, 10%, and 12% or our total revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

   We do not have a purchase contract with Ingram Micro that obligates them to continue to purchase our products. As a result, Ingram Micro could cease purchasing our products at any time. Our revenues will decline and our losses will increase if we lose one or more of our significant distributors or customers or if our key distributors or customers reduce or delay purchases of our products.

   ISPs. We have formed strategic relationships with ISPs that assist us in developing, distributing and marketing our Internet equipment and Web platform products. For example, to assist customers in establishing their Internet access, Web sites and/or e-stores, and to increase sales of our products, we have formed, over several years, strategic relationships with PSINet, Verio, XO Communications, UUNET Technologies, Onsite Access, Megapath Networks, France Telecom and more than 400 other ISPs.

   Franchises, Industry Associations, and Internet Portals. We utilize franchise organizations and common interest communities to assist us in developing, distributing and marketing our Web platform products. We believe these groups concentrates users and/or organizations whose needs can be served by our products. To increase sales of our products, we have established licensing and/or revenue sharing arrangements with horizontal portals (such as Netscape Netcenter), vertical portals (such as American Dental Association) and other common interest groups.

   Direct Sales to Business Customers. Our direct sales and telemarketing force focuses on large opportunities to sell our Internet equipment and Web platform products to business customers. Our sales force assists end users by providing solutions for their needs related to Internet equipment, establishing and enhancing their Web presence, and conducting business on the Web, including e-commerce, communication and collaboration, and customer support services. In addition, the sales force provides pre-sales, promotional and order management support to telecommunication service providers, distributors/dealers, ISPs, Internet portals, resellers and VARs, identifies new opportunities for product development and provides general market information to management. Our Web platform products are currently the primary products sold through this channel.

   Other Marketing. We utilize several other marketing programs, such as our online Web site, trade advertising, participation in trade shows and press briefings on strategy and new products to support the sale and distribution of our Internet equipment and Web platform products. Through these marketing programs, we seek to build brand name recognition, stimulate demand and inform distribution channels about the capabilities and benefits of our Internet equipment and Web platform products.

Customer Service and Support

   We believe that effective customer support is a key criterion used in selecting our Internet equipment and Web platform products. Telecommunication service providers, ISPs, independent distributors and dealers, VARs, end users, network managers and administrators, consultants and other experienced technical experts utilize our toll-free telephone support lines, fax and online support services to access our support personnel and internal technical databases. Additionally, support personnel are trained to satisfy the needs of customers and end users who are not technical experts and do not have access to sophisticated technical support. We believe that our support programs have been successful in creating brand loyalty through our focused support of the specialized needs of these customers and end users, and through the easy-to-use, plug-and-play design of our Internet equipment and Web platform products.

   With "Customer Care, Guaranteed!" service programs including "Up and Running, Guaranteed!", we remotely configure our Internet routers and assist users in setting up service with the user's telephone company and ISP. Once unique in the industry, this concept has been adopted by a number of our competitors. However, we believe that our program remains the most comprehensive in the market. Our expertise in solving technical problems enables us to commit our resources to analyze any problem a customer or end user may have, even if it involves a product from another company. The effect of these activities is to build customer loyalty to us as the single source for Internet equipment solutions.

Research and Development

   We believe that our future business and operating results depend in part on our ability to continue to enhance existing products and develop new products in a timely manner. We continuously evaluate the needs of our distribution channel partners and end users to provide them with new Internet equipment and Web platform products incorporating new technologies and standards.

   We are focused on delivering Internet equipment to meet the voice and data needs of small and medium size businesses. These products are expected to include a family of IADs that combine voice and related services, such as high quality dial tone, caller identification, call waiting and three-way calling, and data services, such as routing and security, over DSL. In addition, we intend to continue to integrate future generations of our DSL equipment into the leading central office equipment providers' architectures and to develop additional DSL technologies on existing and new routing platforms.

   Our Web platform products have been designed to facilitate the integration of both current and future Internet technologies. We will continue to add new capabilities to these products, including advanced addressing techniques, e-commerce reporting enhancements, faxing, video and multimedia presentations. All functionality will be accessible from standard PCs running standard Internet browsers. Future enhancements are anticipated to accommodate new computer systems, including wireless devices and other new popular platforms.

   We have historically devoted a significant amount of our resources to research and development. Research and development expenses were $13.3 million for the fiscal year ended September 30, 2000, $9.2 million for the fiscal year ended September 30, 1999, and $7.2 million for the fiscal year ended September 30, 1998. We expect to continue to devote substantial resources to product and technological development.

Competition

   The markets for our Internet equipment and Web platform products, services and subscribers are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of our products. We expect competition to intensify as current competitors expand their product and service offerings and new competitors enter the market. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

   Competitors vary in size, scope and breadth of the products and services offered. Our current and prospective competitors include original equipment manufacturers, product manufacturers of Internet equipment, developers of Internet presence and Web site and e-commerce software, developers of remote control and collaboration software, and developers of Web based help desk applications.

   In the DSL router market, we primarily compete with 3Com, Arescom, Cayman Systems, Cisco Systems, Efficient Networks (FlowPoint), Lucent, Ramp Networks, Zyxel Communications and several other companies. In addition to these competitors, there have been a growing number of announcements by other companies that they intend to enter the DSL router and IAD markets. Further, some competitors offer low-cost or no-cost support programs that are similar to our "Up & Running, Guaranteed!" program.

   In the market for Web sites and e-commerce platforms, we encounter competition primarily from Homestead Technologies, IBM, Inc. Online, NetObjects, Verio, BigStep.com, Intershop and several other companies. In the market for our remote control and enterprise software, we primarily encounter competition from Computer Associates, Intel, Microcom (Compaq), Microsoft, Vector Networks, Symantec, Tivoli Systems (IBM) and several other companies. We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for Timbuktu Pro.

   Many of our current and potential competitors in each product area have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in each product area for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

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

Employees

   As of December 1, 2000, we employed 330 persons, including 108 in sales and marketing, 86 in research and development, 67 in customer service and support, 31 in manufacturing operations, and 38 in general and administrative functions. We also contract with consultants who provide us short and long-term services in various areas of our business.

   Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer. None of these persons, including Mr. Lefkof, is bound by an employment agreement. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Item 2. Properties

   Each of the facilities we occupy is leased for a term of one to nine years. We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. We believe it may be necessary to secure additional space should our business operations expand beyond our current productive capacity.

   Since our California facilities are located near major earthquake fault lines, in the event of a major earthquake, our business could be seriously harmed.

   We currently lease:

  . 49,000 square feet of office space for our headquarters in Alameda, California. This site is used for research and development, administration, customer service and sales and marketing activities for our Internet equipment and Web platform products. We have leased this facility for a five-year term, expiring on December 31, 2002. We have a five-year renewal option on this facility which, if exercised, would commence on January 1, 2003.

  . A portion (currently approximately 14,500 square feet) of a 29,000 square foot warehouse in San Leandro, California to accommodate our distribution center, where we receive and maintain our inventory and ship our Internet equipment. This facility is currently subleased from Farallon
    Communications, a division of Proxim, Inc., for a term expiring on December 31, 2002.

  . 7,465 square feet of office space for research and development related to our Web platform products in Lawrence, Kansas. 7,000 square feet of this facility is currently leased for a one-year term expiring on June 30, 2001. 465 square feet is leased for a two-year term, expiring May 31, 2002.

  . 7,000 square feet of office space for research and development related to our Internet equipment in Fremont, California. This facility is currently leased for a five-year term, expiring on December 1, 2004.

  . 7,869 square feet of office space for telesales activities related to our Web platform products in Dallas, Texas. The facility is currently leased for a five-year term, expiring on July 31, 2003.

  . 4,250 square feet of office space for research and development related to our Web platform products in Orem, Utah. The facility is currently leased for a three-year term, expiring February 28, 2002.

  . 3,000 square feet of office space for research and development related to our Web platform products in Los Altos, California. The facility is currently leased for a three year term, expiring March 31, 2002.

  . Other office space with less than 2,000 square feet per location in Paris, France; Neunkirchen am Brand, Germany; Maastricht, The
    Netherlands; Hong Kong; Springfield, Virginia; and San Jose, California used primarily for sales and research and development of both our Internet equipment and Web platform products

Item 3. Legal Proceedings

   From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of our security holders during the fourth quarter ended September 30, 2000.

                                    PART II

Item 5. Market for Netopia's Common Stock and Related Stockholder Matters

   Since our initial public offering in June 1996, our common stock has been traded on the Nasdaq National Market. We were originally listed under the symbol FRLN. In November 1997, we changed our symbol to NTPA. The following table sets forth the range of quarterly intra-day high and low sale prices of our common stock on the Nasdaq National Market for the last three fiscal years ended September 30, 2000, 1999 and 1998.

                                      2000            1999            1998
                                 --------------- --------------- --------------
                                  High     Low    High     Low    High    Low
                                 ------- ------- ------- ------- ------- ------
Fourth fiscal quarter ended
 September 30..................  $57.250 $10.750 $42.625 $17.375 $11.500 $4.375
Third fiscal quarter ended June
 30............................   74.938  27.000  37.000   8.250  10.875  5.625
Second fiscal quarter ended
 March 31......................   92.000  47.000   9.938   5.250   6.375  4.125
First fiscal quarter ended
 December 31...................  $63.875 $37.250 $11.250 $ 3.625 $ 9.000 $5.000

   On December 1, 2000, we had approximately 17,607,608 shares of our common stock outstanding. The closing price of our common stock as reported on the Nasdaq National Market was $4.25 per share.

   Historically, we have neither declared nor paid cash dividends on our common equity securities, and we expect this trend to continue.

   The market price of our common stock may fluctuate significantly in response to several factors, some of which are beyond our control. These factors include, but are not limited to:

  . Variations in our quarterly operating results;

  . Changes in securities analysts' estimates of our financial performance;

  . Changes in market valuations of similar companies;

  . Announcements by our competitors, our partners or other similar companies, of significant events including, but not limited to contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

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

Item 6. Selected Financial Data

   In the tables below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the fiscal years ended September 30, 2000, 1999, 1998, 1997 and 1996. These consolidated financial statements have been audited by KPMG LLP, our independent auditors.

   When you read this selected financial data, it is important that you read it along with Management's Discussion and Analysis of Financial Condition and Results of Operations, the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

                                     Fiscal years ended September 30,
                                 ---------------------------------------------
                                   2000     1999      1998     1997     1996
                                 --------  -------  --------  -------  -------
                                    (in thousands, except for per share
                                                 amounts)
Revenues:
  Internet equipment............ $ 65,546  $24,460  $ 10,885  $ 8,133  $ 3,792
  Web platform licenses and
   services.....................   24,660   19,691    13,951   12,037   12,926
                                 --------  -------  --------  -------  -------
    Total revenues..............   90,206   44,151    24,836   20,170   16,718
Cost of revenues:
  Internet equipment............   46,582   15,597     7,064    5,256    2,634
  Web platform licenses and
   services.....................      697      646       891    1,140    1,177
                                 --------  -------  --------  -------  -------
    Total cost of revenues......   47,279   16,243     7,955    6,396    3,811
                                 --------  -------  --------  -------  -------
    Gross profit................   42,927   27,908    16,881   13,774   12,907
Operating expenses:
  Research and development......   13,324    9,211     7,201    7,177    7,603
  Selling and marketing.........   25,842   20,221    14,404   11,288    9,410
  General and administrative....    6,554    3,654     3,380    2,945    2,835
  Acquired in-process research
   and development(1)...........    8,658    4,205       --       --       --
  Amortization of goodwill(2)...    9,746      543       --       --       --
                                 --------  -------  --------  -------  -------
    Total operating expenses....   64,124   37,834    24,985   21,410   19,848
                                 --------  -------  --------  -------  -------
    Operating loss..............  (21,197)  (9,926)   (8,104)  (7,636)  (6,941)
Other income, net...............    3,579    2,066     2,222    1,869    1,040
                                 --------  -------  --------  -------  -------
    Loss from continuing
     operations before income
     taxes......................  (17,618)  (7,860)   (5,882)  (5,767)  (5,901)
Income tax provision
 (benefit)(3)...................      --       --      2,155   (2,217)  (4,619)
                                 --------  -------  --------  -------  -------
    Loss from continuing
     operations.................  (17,618)  (7,860)   (8,037)  (3,550)  (1,282)
Discontinued operations, net of
 taxes(4).......................    2,481      --     (2,496)   3,021    4,983
                                 --------  -------  --------  -------  -------
    Net income (loss)........... $(15,137) $(7,860) $(10,533) $  (529) $ 3,701
                                 ========  =======  ========  =======  =======
Per share data, continuing
 operations:
  Basic and diluted loss per
   share........................ $  (1.05) $ (0.60) $  (0.69) $ (0.31) $ (0.13)
                                 ========  =======  ========  =======  =======
  Shares used in the per share
   calculations.................   16,830   13,092    11,687   11,335    9,890
                                 ========  =======  ========  =======  =======
Per share data, net income
 (loss):
  Basic net income (loss) per
   share........................ $  (0.90) $ (0.60) $  (0.90) $ (0.05) $  0.37
                                 ========  =======  ========  =======  =======
  Diluted net income (loss) per
   share........................ $  (0.90) $ (0.60) $  (0.90) $ (0.05) $  0.34
                                 ========  =======  ========  =======  =======
  Common shares used in the
   calculations of basic net
   income (loss) per share......   16,830   13,092    11,687   11,335    9,890
                                 ========  =======  ========  =======  =======
  Common and common equivalent
   shares used in the
   calculations of diluted net
   income (loss) per share......   16,830   13,092    11,687   11,335   10,887
                                 ========  =======  ========  =======  =======

                                                    September 30,
                                       ----------------------------------------
                                         2000    1999    1998    1997    1996
                                       -------- ------- ------- ------- -------
                                                    (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
 investments.........................  $ 59,777 $69,483 $42,095 $41,636 $37,145
Working capital......................    72,292  75,394  38,152  49,979  49,469
Total assets.........................   128,373  95,969  56,292  61,001  61,618
Long-term liabilities................       328     544     260     361      46
Total stockholders' equity(5)........  $112,289 $85,079 $44,801 $53,977 $53,143

--------
(1) As a result of our acquisitions of WebOrder in March 2000, StarNet in October 1999, and Serus and netOctopus in December 1998, we allocated a portion of the purchase price to in-process research and development. We allocated approximately $3.0 million to in-process research and development related to the acquisition of WebOrder; approximately $5.7 million to in-process research and development related to the acquisition of StarNet; approximately $3.9 million to in-process research and development related to the acquisition of Serus; and approximately $400,000 to in-process research and development related to the acquisition of netOctopus.

(2) Amortization of goodwill represents the amounts we allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet, Serus and netOctopus. We are amortizing goodwill over three years and other intangible assets over four years.

(3) See Note 6 of Notes to Consolidated Financial Statements.

(4) In August 1998, we sold our LAN Division. The disposition has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, and prior period consolidated financial statements have been restated to reflect the LAN Division's operations as a discontinued operation. (See Note 3 of "Notes to Consolidated Financial Statements.") During the fiscal third quarter of 2000, Farallon bought out its royalty obligation to us in its entirety for an amount in excess of the receivable on our balance sheet. In addition, we exercised our warrant in Farallon and sold the shares received upon exercise of the warrant. These transactions resulted in income of $1.3 million, net of taxes, and are included in the gain on sale from discontinued operations for the fiscal year ended September 30, 2000. In addition, the gain on sale from discontinued operations also represents the reversal of a liability recorded for the excess space created at the our Alameda, California headquarters that we believed could not be subleased to third parties at the time of sale. During the three months ended December 31, 1999, we found alternative uses for this excess space. (See Note 3 of "Notes to Consolidated Financial Statements.")

(5) Historically, we have neither paid nor declared cash dividends on our common equity securities, and we expect this trend to continue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other "forward-looking" information. We believe it is important to communicate our expectations to investors. There may be events in the future, however, that we are not able to predict or over which we have no control. The risk factors listed in this Form 10-K, as well as any cautionary language in this Form 10-K provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-K could seriously harm our business and that upon the occurrence of any of these events, the trading price of our common stock could decline.

 Overview

   We develop, market and support broadband Internet equipment and e-commerce Web platforms for small and medium size businesses. Our platforms are designed to enable carriers and service providers to create and offer value-added, bundled service offerings for their small and medium size business customers. These bundled service offerings often include digital subscriber line (DSL) service bundled with back-up, bonding, virtual private networking (VPN), and Web site and e-store hosting.

   Our broadband Internet equipment includes DSL, T1/Frame Relay, integrated services digital network (ISDN) and dual analog Internet routers. Our DSL Internet routers are interoperable with major central office equipment suppliers, including Alcatel, Cisco, Ericsson, Copper Mountain Networks, Lucent Technologies, Nokia, Orckit, Paradyne, and Siemens.

   Our Web platform includes the Netopia Site Server (NSS) and the Netopia Commerce Server (NCS). The NSS delivers Web sites, and the NCS provides those web sites full electronic commerce capabilities. The NSS offers customers a wide array of Web site content packages which are pre-configured Web site templates. Customers can choose content packages to create sites that contain the pages, tools, and information they want. NCS works together with NSS to integrate an end-to-end e-commerce solution with a Web site. NCS provides shopping cart and secure checkout capabilities, giving an e-store owner full control over store administration. Our Web platform offers a "no assembly required" set-up and hosting service which is optimized for partner integration.

   Our Web platform also includes our Timbuktu Pro software and our newly introduced iConcierge product. Timbuktu Pro enables users to communicate and collaborate in real time over the Internet and within Intranets with other Timbuktu Pro users. iConcierge is an Internet service platform for improving "Help Desk" and customer support services. The iConcierge platform provides support staff and their users and customers a common platform to resolve difficulties and interact in real-time over the Internet.

   We sell our products and provide services worldwide through telecommunication service providers and carriers, Internet service providers
(ISPs), independent distributors and dealers, value-added resellers (VARs), and directly to end users. We sell our DSL Internet equipment primarily through competitive local exchange carriers (CLECs). We depend upon the ability of such competitive telecommunications service providers to successfully offer DSL services. These competitive telecommunications service providers are competing with traditional regional telephone companies.

   During the fiscal years ended September 30, 2000, 1999 and 1998:

  . Revenues from CLECs accounted for 40%, 9% and 0%, respectively, of our total revenues;

  . Covad Communications, a CLEC, accounted for 16%, 0% and 0%, respectively, of our total revenues;

  . Northpoint Communications, a CLEC, accounted for 12%, 6% and 0%, respectively, of our total revenues; and

  . Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 7%, 10% and 12%, respectively, of our total revenues.

   No other customers during the fiscal years ended September 30, 2000, 1999 and 1998 accounted for 10% or more of our total revenues.

   For the fiscal year ended September 30, 2000, there were five customers who each individually represented at least 5% of our total revenues and in aggregate, accounted for 46% of our total revenues. For the fiscal year ended September 30, 1999, there were two customers who each individually represented at least 5% of our total revenues and in aggregate accounted for 15% of our total revenues. For the fiscal year ended September 30, 1998, there were three customers who each individually represented at least 5% of our total revenues and in aggregate accounted for 21% of our total revenues.

   We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time which could seriously harm our business.

   Historically, a significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue. For the fiscal years ended September 30, 2000, 1999, and 1998, international revenues accounted for 18%, 28% and 33% of our total revenues, respectively. Beginning in our fiscal third quarter of 2000, sales to international customers located in countries that are members of the European Union have been denominated in Euros, and revenues generated by our international customers are paid to us in Euros. Historically our international revenues had been denominated in United States dollars, and revenues generated by our international customers were paid to us in United States dollars.

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

   We provide end users of our products with a one-year limited warranty on our Internet equipment and a 90-day limited warranty on single-user versions of our Timbuktu Pro software. We permit end users to return our Internet equipment and Timbuktu Pro for replacements or for refund of the full purchase price if the products do not perform as warranted. Our e-commerce products are provided on an "as is" basis, and we generally do not offer a warranty on these products. End users of our Web platform generally are offered a free 30-day evaluation period to evaluate the product prior to purchase and thereafter can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

   In March 2000, we acquired all the outstanding common and preferred stock of WebOrder, a California corporation, in a merger transaction in which WebOrder merged into a wholly owned subsidiary formed in connection with the transaction. WebOrder was a developer of e-commerce infrastructure for small and medium size businesses. WebOrder's Smart Commerce System offers e-commerce solutions to on-line businesses including the ability to manage order processing, and the ability to maintain records of customer transactions flowing through a merchant's e-store. We have fully integrated WebOrder's technology into our e-commerce product development. We accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $20.7 million, based on the consideration we paid at closing. The final purchase price is dependent on potential earnout payments which will be added to and included in the purchase price if certain milestones are achieved and additional consideration is distributable.

   In October 1999, we acquired StarNet Technologies, Inc. (StarNet), a California corporation, in a merger transaction in which StarNet merged into a wholly owned subsidiary formed in connection with the transaction. StarNet had been developing a voice channel technology architecture that allows the simultaneous transmission of voice and standard data packets over a digital subscriber line. We intend to fully integrate StarNet's technology into our Internet equipment development and begin offering voice and data IADs. Any delay in the completion of the development of the products would cause us to incur additional unplanned development expenses as well as the loss or deferral of customer purchases, either of which could seriously harm our business. We accounted for the transaction under the purchase method. The aggregate consideration constituting the purchase price was approximately $27.5 million at closing which included $1.0 million of potential earnout payments. During our fiscal third quarter of 2000, we determined that the milestones for the $1.0 million potential earnout payment would not be met and accordingly, reduced the purchase price and amortization of goodwill relating to the purchase of StarNet by such amount. Additional earnout payments will be added to and included in the purchase price if certain milestones are achieved and additional consideration is distributable

   We believe we followed recent guidance disseminated by the United States Securities and Exchange Commission in our valuation of the assets acquired and liabilities assumed and, in particular, in the valuation of in-process research and development related to our acquisition of StarNet and WebOrder. However, in the event that it is determined that we did not properly value such assets, liabilities, and in-process research and development, we may have to restate the charges to operations taken in connection with such transactions.

Results of Operations

   The following table sets forth for the periods indicated, certain statement of operations data as well as such data expressed as a percentage of revenues.

                                                      Fiscal years ended
                                                         September 30,
                                                   ---------------------------
                                                     2000     1999      1998
                                                   --------  -------  --------
                                                        (in thousands)
Revenues:
  Internet equipment.............................. $ 65,546  $24,460  $ 10,885
  Web platform licenses and services..............   24,660   19,691    13,951
                                                   --------  -------  --------
    Total revenues................................   90,206   44,151    24,836
Cost of revenues:
  Internet equipment..............................   46,582   15,597     7,064
  Web platform licenses and services..............      697      646       891
                                                   --------  -------  --------
    Total cost of revenues........................   47,279   16,243     7,955
                                                   --------  -------  --------
    Gross profit..................................   42,927   27,908    16,881
Operating expenses:
  Research and development........................   13,324    9,211     7,201
  Selling and marketing...........................   25,842   20,221    14,404
  General and administrative......................    6,554    3,654     3,380
  Acquired in-process research and development....    8,658    4,205       --
  Amortization of goodwill........................    9,746      543       --
                                                   --------  -------  --------
    Total operating expenses......................   64,124   37,834    24,985
                                                   --------  -------  --------
    Operating loss................................  (21,197)  (9,926)   (8,104)
Other income, net.................................    3,579    2,066     2,222
                                                   --------  -------  --------
    Loss from continuing operations before income
     taxes........................................  (17,618)  (7,860)   (5,882)
Income tax provision..............................      --       --      2,155
                                                   --------  -------  --------
    Loss from continuing operations...............  (17,618)  (7,860)   (8,037)
Discontinued operations:
  Income from discontinued operations, net of
   taxes..........................................      --       --        602
  Gain (loss) on sale of discontinued operations,
   net of taxes...................................    2,481      --     (3,098)
                                                   --------  -------  --------
    Net loss...................................... $(15,137) $(7,860) $(10,533)
                                                   ========  =======  ========

As a percent of revenues:

                                                          Fiscal years
                                                              ended
                                                          September 30,
                                                        ---------------------
                                                        2000    1999    1998
                                                        -----   -----   -----
Revenues:
  Internet equipment...................................  72.7 %  55.4 %  43.8 %
  Web platform licenses and services...................  27.3 %  44.6 %  56.2 %
                                                        -----   -----   -----
    Total revenues..................................... 100.0 % 100.0 % 100.0 %
Cost of revenues:
  Internet equipment...................................  51.6 %  35.3 %  28.4 %
  Web platform licenses and services...................   0.8 %   1.5 %   3.6 %
                                                        -----   -----   -----
    Total cost of revenues.............................  52.4 %  36.8 %  32.0 %
                                                        -----   -----   -----
    Gross profit.......................................  47.6 %  63.2 %  68.0 %
Operating expenses:
  Research and development.............................  14.8 %  20.9 %  29.0 %
  Selling and marketing................................  28.6 %  45.8 %  58.0 %
  General and administrative...........................   7.3 %   8.3 %  13.6 %
  Acquired in-process research and development.........   9.6 %   9.5 %   --
  Amortization of goodwill.............................  10.8 %   1.2 %   --
                                                        -----   -----   -----
    Total operating expenses...........................  71.1 %  85.7 % 100.6 %
                                                        -----   -----   -----
    Operating loss..................................... (23.5)% (22.5)% (32.6)%
Other income, net......................................   4.0 %   4.7 %   8.9 %
                                                        -----   -----   -----
    Loss from continuing operations before income
     taxes............................................. (19.5)% (17.8)% (23.7)%
Income tax provision...................................   --      --      8.7 %
                                                        -----   -----   -----
    Loss from continuing operations.................... (19.5)% (17.8)% (32.4)%
Discontinued operations:
  Income from discontinued operation net of taxes......    --     --      2.4 %
  Gain (loss) on sale of discontinued operations, net
   of taxes............................................   2.7 %   --    (12.5)%
                                                        -----   -----   -----
    Net loss........................................... (16.8)% (17.8)% (42.4)%
                                                        =====   =====   =====

Fiscal Years Ended September 30, 2000, 1999 and 1998

   Revenue. Our total revenues increased 104.3% to $90.2 million in fiscal 2000 from $44.1 million in fiscal 1999, which increased 77.8% from $24.8 million in fiscal 1998. Internet equipment revenue increased 168.0% to $65.5 million in fiscal 2000 from $24.5 million in fiscal 1999, which increased 124.8% from $10.9 million in fiscal 1998. Web platform license and service revenue increased 25.2% to $24.7 million from $19.7 million in fiscal 1999, which increased 41.1% from $14.0 million in fiscal 1998.

   The increase in fiscal 2000 was primarily due to:

  . Increased sales in North America of our DSL Internet equipment which includes our symmetric digital subscriber line (SDSL), and ISDN digital subscriber line (IDSL) Internet equipment, most notably to CLECs such as Covad Communications and Northpoint Communications who distribute our products to end users. The increase in DSL revenue was mainly attributable to larger volume DSL sales that were partially offset by declining average selling prices. In addition, fiscal 2000 revenue included sales of our DSL Internet equipment that is interoperable with Nokia's central office equipment which was not available in fiscal 1999;

  . Increased license sales of our Web platform products; and

  . Increased sales of our T1 frame relay Internet equipment.

   These increases were partially offset by decreased sales of our ISDN Internet routers in North America as demand for DSL products increased, decreased sales of our Timbuktu Pro site licenses, and decreased sales of our Timbuktu products for the Macintosh.

   The increase in fiscal 1999 was primarily due to:

  . Increased sales of our DSL Internet equipment, which were not available in North America until the latter part of our fiscal fourth quarter in 1998, and not available internationally until fiscal 1999;

  . Increased license sales of our Web platform products as well as increased volume license sales of our Timbuktu Pro Windows software and acquired netOctopus products which were not available during fiscal 1998;

  . Increased sales of our ISDN Internet router internationally, primarily as a result of our relationship with France Telecom Wanadoo (Wanadoo), France Telecom's ISP marketing arm; and

  . Increased sales of our T1 Frame Relay and analog Internet equipment.

   These increases were partially offset by decreased sales of our ISDN Internet routers in North America as demand for DSL products increased, and decreased sales of the Mac OS version of Timbuktu Pro software.

   During fiscal years 2000 and 1999, our Internet equipment, particularly our DSL routers, experienced increasing price competition from both domestic and foreign manufacturers of similar products. We expect that our Internet equipment will continue to experience increasing price competition as well as competition from alternative technologies. Increased price or technology competition could seriously harm our business. A portion of our revenues from Internet equipment is derived from sales of non-DSL routers. We anticipate that in the future the market for such non-DSL products will decrease and that sales of our non-DSL products will decline as a percentage of our total revenues. Accordingly, our revenues will not grow if we are unable to continue to introduce, market and sell our DSL Internet equipment.

   The sale of our Web site and e-commerce products is dependent upon our ability to leverage these products to generate revenue streams from the licensing of the technology to future customers and partners and accounts based on monthly service. Growth in revenues from our Web site and e-commerce products will be heavily dependent on recurring revenue from Web sites and e-stores created by licensees. Our failure to retain these customers or our inability to attract new customers or licensees would seriously harm our business.

   International revenues increased 34.9% to $16.5 million in fiscal 2000 from $12.2 million in fiscal 1999, which increased 49.5% from $8.2 million in fiscal 1998. International revenues increased in fiscal 2000 primarily due to sales of our DSL Internet equipment. The increase in fiscal 1999 was primarily due to increased sales of our ISDN Internet router as a result of the Wanadoo service. International revenues accounted for 18%, 28% and 33% of our total revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. International revenues declined as a percentage of total revenues in fiscal 2000 primarily due to increasing sales of our Internet equipment and Web platform products in the United States.

   The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.

                                                                Fiscal years
                                                                   ended
                                                               September 30,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
   Europe.....................................................  15%   22%   25%
   Pacific Rim................................................   1     3     5
   Canada and other...........................................   2     3     3
                                                               ---   ---   ---
     Subtotal international revenues..........................  18    28    33
   United States..............................................  82    72    67
                                                               ---   ---   ---
     Total revenues........................................... 100%  100%  100%
                                                               ===   ===   ===

   Although international revenues decreased as a percentage of total revenue in fiscal 2000, a substantial portion of our revenues were derived from sales to international customers, and we expect sales to international customers to increase in absolute dollars on an annual basis.

   Beginning in our fiscal third quarter of 2000, sales to most international customers located in countries that are members of the European Union have been denominated in Euros, and revenues generated by our international customers are paid to us in Euros. Historically our international revenues had been denominated in United States dollars, and revenues generated by our international customers were paid to us in United States dollars. Foreign currency and exchange rate fluctuations may make our dollar-denominated products more expensive in those foreign markets where we sell our products in United States dollars or could expose us to currency rate fluctuation risks to the extent we do not adequately hedge these foreign currency sales.

   During our fiscal fourth quarter of 2000, we experienced a slow down in the rate of our revenue growth although our fiscal fourth quarter revenue represented a 75% increase over the same period in the prior year. Accordingly, our fiscal fourth quarter revenue of $23.6 million represented a sequential decrease from our fiscal third quarter revenue of $28.5 million. The sequential decrease was attributable to a decrease in our Internet equipment revenue which was $16.9 million in our fiscal fourth quarter compared to $22.1 million in our fiscal third quarter. We believe the sequential revenue decline reflects changes in the external financing environment for the telecommunication carriers and service providers that are the primary channel for our products. These competitive telecommunications service providers have generally incurred operating losses and negative cash flows as they establish their networks and operations. Accordingly, these channel partners are dependent on continued access to new sources of capital. We believe that the current external financing environment is challenging for these competitive telecommunications service providers. For example, we fully reserved $1.9 million of outstanding accounts receivable owed by one CLEC customer during our fiscal fourth quarter. We expect that we will not achieve sequential revenue growth from our fiscal fourth quarter of 2000 to our fiscal first quarter of 2001.

   Gross Margin. Our total gross margin decreased to 47.6% in fiscal 2000 from 63.2% in fiscal 1999 which decreased from 68.0% in fiscal 1998.

   The decrease in fiscal 2000 was primarily due to:

  . Increased sales of our Internet equipment, particularly our DSL routers, which have a lower gross margin than our Web platform products;

  . Declining average selling prices of our Internet equipment as a result of price competition;

  . Increased costs of flash memory chips, capacitors and other components used in our DSL routers; and

  . A non-recurring inventory charge of $1.1 million taken in our fiscal fourth quarter related to the discontinuation of certain non-DSL products.

   These decreases were partially offset by increased license sales of our Web platform products which carry higher gross margins than our Internet equipment products.

   The decrease in fiscal 1999 was primarily due to:

  . Increased sales of our Internet equipment, which have a lower gross margin than our Web platform products; and

  . Declining average selling prices as a result of price competition.

   These decreases were partially offset by increased volume license sales of our Web platform which carry higher gross margins than our Internet equipment products.

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

   Our Web platform products have a higher average gross margin than our Internet equipment products. Accordingly, to the extent we sell more Internet equipment than Web platform products, our total gross margins would be lower.

   Research and Development. Our research and development expenses increased 44.7% to $13.3 million in fiscal 2000 from $9.2 million in fiscal 1999, which increased 27.9% from $7.2 million in fiscal 1998.

   The increase in fiscal 2000 was primarily due to:

  . Increased headcount and employee related expenses related to our Internet equipment and Web platform products in connection with our acquisitions of StarNet in October 1999 and WebOrder in March 2000 as well as the expansion of the breadth and depth of our product offerings; and

  . Increased development expenses related to our new and existing DSL
    Internet equipment.

   The increase in fiscal 1999 was primarily due to:

  . Increased employee and development related expenses as a result of our acquisitions of Serus and netOctopus in December 1998; and

  . Increased development expenses related to our DSL Internet equipment.

   These increases were partially offset by reduced software localization expenses.

   We expect to continue to devote substantial resources to product and technological development. We expect research and development costs to increase in absolute dollars in fiscal 2001 as we continue to expand the breadth and depth of our Internet equipment and Web platform products. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. For the fiscal years ended September 30, 2000, 1999, and 1998, we capitalized $679,000, $656,000 and
$237,000, respectively, for acquired software developed by third parties. We expect our capitalized software costs from acquired software developed by third parties to increase in fiscal 2001 in connection with our iConcierge related products which are Internet service platforms for improving "Help Desk" and customer support services.

   Selling and Marketing. Our selling and marketing expenses increased 27.8% to $25.8 million in fiscal 2000 from $20.2 million in fiscal 1999, which increased 40.4% from $14.4 million in fiscal 1998.

   The increase in fiscal 2000 was primarily due to:

  . Increased headcount and other employee related expenses, including commissions, related to developing our Internet equipment and Web platform sales and marketing channels;

  . Increased travel costs related to developing our sales and marketing channels for our Internet equipment and Web platform products; and

  . Increased customer service costs related to the expansion of the breadth and depth of our product offerings.

   The increase in fiscal 1999 was primarily due to:

  . Increased advertising, promotional and distribution channel development expenses related primarily to our Web platform products and DSL Internet equipment; and

  . Increased headcount and other employee related expenses as a result of our acquisitions in December 1998 of Serus and netOctopus.

   We believe that our selling and marketing expenses will increase in absolute dollars in fiscal 2001 as a result of:

  . The expansion of our Internet equipment and Web platform sales and marketing staff, both domestically and internationally; and

  . The expansion of our selling and marketing channels in Europe and Asia.

   General and Administrative. Our general and administrative expenses increased 79.4% to $6.6 million in fiscal 2000 from $3.7 million in fiscal 1999, which increased 8.1% from $3.4 million in fiscal 1998.

   The increase in fiscal 2000 was primarily due to:

  . Fully reserving $1.9 million of outstanding accounts receivable owed by one CLEC customer;

  . Increased occupancy costs related to our Alameda facility, including increased telecom expenses; and

  . Increased headcount and other employee related expenses including employee recruitment costs.

   The increase in fiscal 1999 was primarily due to:

  . Increased employee related expenses;

  . Increased use of third party contractors, temporary and legal services;
    and

  . Increased accruals related to the allowance for doubtful accounts and returns on accounts receivable.

   These expenses were partially offset by reduced occupancy costs related to our Alameda facility as a result of the sale of the LAN Division.

   Acquired In-Process Research and Development. For fiscal 2000, based upon independent third party valuation analysis of our acquisitions of WebOrder and StarNet, we allocated one-time charges of approximately $3.0 million of the WebOrder purchase price and $5.7 million of the StarNet purchase price to acquired in-process research and development. (See Note 2 of "Notes To Condensed Consolidated Financial Statements.")

   For fiscal 1999, based upon independent third party valuation analysis of our acquisitions of Serus and netOctopus, we allocated one time charges of approximately $3.9 million of the Serus purchase price and $400,000 of the netOctopus purchase price to acquired in-process research and development for the fiscal year ended September 30, 1999.

   We believe we followed recent guidance disseminated by the SEC in our valuation of the assets acquired and liabilities assumed and, in particular, in the valuation of in-process research and development. However, in the event that it is determined that we did not properly value such assets, liabilities, and in-process research and development, we may have to restate the charges to operations taken in connection with such transactions.

   Amortization of Goodwill. Amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet, Serus and netOctopus which were determined by an independent third party valuation analysis for each transaction. The amount allocated to goodwill and other intangible assets in connection with our acquisition of:

  . WebOrder was $17.1 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. For the fiscal year ended September 30, 2000, we amortized $2.4 million in goodwill and other intangible assets related to our acquisition of WebOrder.

  . StarNet was $22.4 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. For the fiscal year ended September 30, 2000, we amortized $6.6 million in goodwill and other intangible assets related to our acquisition of StarNet.

  . Serus was $2.1 million. We are amortizing the goodwill and other intangible assets over four years. For the fiscal year ended September 30, 2000, we amortized $533,000 in goodwill and other intangible assets related to our acquisition of Serus.

  . netOctopus was $700,000. We are amortizing the goodwill and other intangible assets over four years. For the fiscal year ended September 30, 2000, we amortized $226,000 in goodwill and other intangible assets related to our acquisition of netOctopus.

   For the fiscal year ended September 30, 1999, amortization of goodwill represents the amortization of such amounts allocated to intangible assets related to our acquisitions of Serus and netOctopus, both of which were completed in December 1998. For the fiscal year ended September 30, 1999, we amortized $398,000 in goodwill and other intangible assets related to our acquisition of Serus.

   For the fiscal year ended September 30, 1999, we amortized $144,000 in goodwill and other intangible assets related to our acquisition of netOctopus.

   Other Income, Net. Other income, net, primarily represents interest we earn on our cash, cash equivalents and short-term investments as well as both realized and unrealized gains and losses on foreign currency receivables and related hedge contracts. Other income, net, increased 73.2% to $3.6 million for the fiscal year ended September 30, 2000 from $2.1 million for the fiscal year ended September 30, 1999, which decreased 7.0% from $2.2 million in fiscal 1998. The increase in fiscal 2000 was primarily related to higher interest rates we earned on our cash balances as well as net foreign currency gains on our foreign currency denominated accounts receivable and related hedge contracts. The decrease in fiscal 1999 was primarily due to the cash used for the acquisitions of Serus and netOctopus and for operating activities. The decrease in fiscal 1999 was partially offset by the cash raised from our secondary offering in August 1999. We expect interest income to increase in absolute dollars as we expect to generate positive net cash flows.

   Income Taxes. We did not record an income tax benefit for the fiscal years ended September 30, 2000 or 1999 primarily due to continued substantial uncertainty regarding our ability to realize our tax assets. The tax expense recorded in fiscal 1998 was primarily related to the increase in the valuation allowance against deferred tax assets. We may begin recording a provision for income taxes in our 2001 fiscal year. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our economic outlook for fiscal years 2001 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in a non-recurring income tax benefit.

   Discontinued Operations. In August 1998, we sold our Farallon Local Area Networking (LAN) Division (the LAN Division). The consideration we received, in aggregate, for the sale of the LAN Division totaled $4.9 million and consisted of cash, a note receivable, royalties receivable and a warrant to purchase up to 5% of the equity of Farallon. The gain on sale of discontinued operations, net of taxes, was $2.5 million for the fiscal year ended September 30, 2000. Farallon bought out its royalty obligation for an amount in excess of the receivable on our balance sheet. In addition, we exercised our warrant in Farallon and sold the shares we received. Each item generated gain on sale from discontinued operations during our fiscal third quarter of 2000. In addition, gain on sale from discontinued operations also represents the reversal of a liability we recorded for the excess space created at our Alameda, California headquarters that we believed could not be subleased to third parties at the time of sale. During our fiscal first quarter of 2000, we found alternative uses for this excess space.

   Income from discontinued operations during fiscal 1998 of $602,000 represents the operating income, net of taxes of the discontinued operations. The net book value of the LAN Division approximated the fair value of the consideration received at the time of sale. Accordingly, the loss on sale of discontinued operations of $3.1 million in the fiscal year ended September 30, 1998, primarily represents costs and transaction expenses incurred and accrued as a result of the sale of the LAN Division.

Liquidity and Capital Resources

   We have funded our operations to date primarily through the initial and secondary public offerings of our common stock in addition to the private sale of equity securities before out initial public offering. As of September 30, 2000, we had cash, cash equivalents and short-term investments totaling $59.8 million representing 47% of our total assets.

   Our operating activities provided $61,000 of cash in fiscal 2000, used $8.4 million of cash in fiscal 1999, and used $926,000 of cash in fiscal 1998. The cash provided in fiscal 2000 was primarily due to increases in revenues, gross profits, accounts payable and accrued liabilities and decreases in deposits and other assets, partially offset by increases in operating expenses, accounts receivable and inventory levels. We expect to generate positive cash flow from operations in fiscal 2001 and beyond.

   Cash used in fiscal 1999 was primarily due to supporting our operating activities as well as the increase in accounts receivable and inventory levels, and the reduction of accounts payable and accrued liabilities related to the sale of the LAN Division. The cash used to support our operations in the fiscal year ended September 30, 1998 was primarily due to expenses related to the sale of the LAN Division and increased advertising and promotional expenses related to the introduction of new products.

   Cash used in investing activities for the fiscal year ended September 30, 2000 was primarily due to:

  . Purchases of short term investments;

  . Our acquisitions of technology (WebOrder and StarNet);

  . Our acquisition of long term investment (equity investment in Everdream
    Corporation); and

  . Purchases of furniture, fixtures and equipment.

   The cash used in investing activities was partially offset by proceeds from the sale and maturity of short-term investments. We expect cash used in investing activities to increase in fiscal 2001 in connection with the purchase of new server capital equipment for hosting our Web platform products. We expect to increase our cash payments in fiscal 2001 made for software costs under agreements with third parties for our iConcierge products which are Internet service platforms for improving "Help Desk" and customer support services.

   Cash provided by investing activities for the fiscal year ended September 30, 1999 was primarily due to proceeds from the sale and maturity of short-term investments partially offset by:

  . The purchase of short term investments;

  . The acquisitions of technology (Serus and netOctopus);

  . The purchase of furniture, fixtures and equipment;

  . The acquisition of intangible assets; and

  . Our acquisition of long term investment (Northpoint Communications Group, Inc.)

   The cash provided by investing activities for the fiscal year ended September 30, 1998 was primarily due to:

  . Proceeds from the sale of short-term investments; and

  . Proceeds from the sale of the LAN Division.

   The cash provided by investing activities for the fiscal year ended September 30, 1998 was partially offset by:

  . Purchases of short term investments;

  . The acquisition of a trademark license related to the Netscape Internet portal for our Web platform business operations; and

  . Purchases of capital equipment.

   We expect that our capital expenditures will increase in future periods to support new product development and production.

   Cash provided by our financing activities for the fiscal year ended September 30, 2000 was primarily related to:

  . $5.8 million from the exercise of employee stock options; and

  . $1.7 million from the activities related to our Employee Stock Purchase
    Plan.

   Cash provided by our financing activities for the fiscal year ended September 30, 1999, was primarily related to:

  . The $41.3 million, net of underwriting discounts and commissions, raised from our secondary offering completed in August 1999;

  . $2.8 million from the exercise of employee stock options; and

  . $855,000 from activities related to our Employee Stock Purchase Plan.

   Cash provided by our financing activities for the fiscal year ended September 30, 1998 was primarily related from the exercise of stock options and activities related to our Employee Stock Purchase Plan.

   Our principal commitments consist primarily of leases on our headquarters facilities and certain operating equipment. (See Note 8 of "Notes to Consolidated Financial Statements.")

   We believe that our existing cash, cash equivalents and short-term investments will be adequate to meet our cash needs for working capital, capital expenditures and earnout payments related to our acquisitions for at least the next twelve months. We may require substantial capital to finance our future growth and fund our ongoing research and development activities in fiscal 2001 and thereafter. If we issue additional stock to raise capital, the percentage ownership in Netopia of existing stockholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

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

   In December 2000, we purchased $2.0 million of Series D Preferred stock in Megapath Networks Incorporated (Megapath). Megapath, a broadband service provider, provides high-speed, Internet access to small and midsize businesses. MegaPath offers high-speed DSL access, Web-site design and development, e-commerce and Web hosting services. During the year ended September 30, 2000 Megapath had purchased our Internet equipment and licensed our Web site and e-commerce platform. Although there is no public market for Megapath's stock, we believe the market value of these shares remains at $2.0 million. As part of the purchase, we bear the economic risk of the investment indefinitely. There is no assurance that the purchased shares will be registered pursuant to the Securities Act, or that an exemption from registration would be available for any resale by us of these shares. Accordingly, we may not be able to transfer all or any portion of the shares in the amounts or at times we would propose.

   In August 2000, we purchased $2.0 million of Series C Preferred Stock in Everdream Corporation (Everdream). Everdream provides outsourced IT expertise, products and services that enable small and medium size businesses to focus on their core competencies. In April 2000, we had entered into an agreement with Everdream to host a co-branded version of the Web e-commerce platform for Everdream's customers. Although there is no public market for Everdream's stock, we believe that at September 30, 2000, the market value of these shares remained at $2.0 million. As part of the purchase, we bear the economic risk of the investment indefinitely. There is no assurance that the purchased shares will be registered pursuant to the Securities Act, or that an exemption from registration would be available for any resale by us of these shares. Accordingly, we may not be able to transfer all or any portion of the shares in the amounts or at times we would propose.

   In April 1999, we purchased $999,988 of Series D-1 preferred stock of NorthPoint Communications. Upon the initial public offering of the common stock of NorthPoint Communications, which occurred on May 5, 1999, our Series D-1 preferred stock converted into 55,555 shares of Class B common stock. We have agreed not to acquire more than 10% of NorthPoint Communications' voting stock without NorthPoint Communications' consent until March 2002. In addition, as a Series D-1 purchaser, we have agreed to vote any voting securities held by us as recommended by NorthPoint Communications' Board of Directors, except with respect to votes pursuant to the protective provisions in NorthPoint Communications' Certificate of Incorporation. As of September 30, 2000, the market value of these shares was approximately $493,000.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in our first fiscal quarter of 2001 and the Company does not expect a material impact on its consolidated results of operations and financial position.

   In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 in fiscal 2001 and the Company is evaluating the effect, if any, that such adoption may have on its consolidated results of operations and financial position.

   In March 2000, the FASB issued Interpretation (FIN) No.44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board (APB) No. 25. APB No. 25 clarifies (a) the definition of employee for purposes of applying APB No. 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business compensation. The Company adopted FIN No. 44 on July 1, 2000 which did not have a material effect on the Company's consolidated results of operations and financial position.

Other Factors That You Need To Be Aware Of Which May Affect Our Future Operating Results

We depend upon the ability of emerging competitive telecommunications carriers and service providers to compete effectively with traditional telephone companies in providing DSL services.

   The purchasers of our DSL Internet equipment are primarily emerging competitive telecommunications service carriers and providers such as Covad Communications, Northpoint Communications, and Rhythms Netconnections and Internet service providers such as PSINet, Onsite Access, and Verio. We depend upon the ability of such competitive telecommunications service providers to offer DSL services successfully and become sustainable businesses. These competitive telecommunications service providers are competing with traditional regional telephone companies and with each other. Traditional regional telephone companies may have a number of competitive advantages over their new competitors, including greater resources, name recognition and access to customers. Also, traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install DSL equipment at the regional telephone companies' central offices. These competitive telecommunications service providers have generally incurred operating losses and negative cash flows as they establish their networks and operations. Accordingly, these channel partners are dependent on continued access to new sources of capital. We believe that the current external financing environment is challenging for these competitive telecommunications service providers.

The loss of, or decline in, purchases by one or more of our key distributors or customers would result in a significant decline in our revenues.

   Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. During the fiscal year ended September 30, 2000, our top five customers who each individually represented at least 5% of our total revenues accounted for approximately 46% of our total revenues. In this period, sales to Covad Communications and Northpoint Communications represented approximately 16% and 12% of our total revenues, respectively. These competitive telecommunications service providers have generally incurred operating losses and negative cash flows as they attempt to establish their networks and operations. Accordingly, these channel partners are dependent on continued access to new sources of capital. To the extent they are unable to secure new sources of capital, our revenues and profitability would be harmed. We believe that the current external financing environment is challenging for these competitive telecommunications service providers. For example, we fully reserved $1.9 million of outstanding accounts receivable owed by one CLEC customer during our fiscal fourth quarter.

We have a history of losses and negative cash flow from operations. We may incur losses and negative cash flow from operations in the future.

   Our failure to significantly increase our revenues would result in continuing losses. We incurred losses from continuing operations of $17.6 million, $7.9 million and $8.0 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Our cash flow from operations provided $61,000 in fiscal 2000, used $518,000 in 1999, and used $8.4 million in fiscal 1998. Even if we do maintain profitability and positive cash flow from operations, we may not be able to sustain or increase profitability or cash flow from operations on a quarterly or annual basis.

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

  . Decreases or delays in purchases by significant customers, or loss of such customers such as Covad Communications, Ingram Micro, Northpoint Communications, and Rhythms Netconnections;

  . Our ability to license, and the timing of licenses, of our business products, particularly our Web platform and Timbuktu Pro products;

  . The growth rate in the number of Web sites and e-stores that are built using our e-commerce products from which we derive revenues;

  . The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin Internet equipment as a percentage of our total revenues;

  . Shifts in the channel fulfilling demand from small businesses for DSL to entities with whom we do not have historical relationships;

  . The price and availability of chip for our DSL Internet routers;

  . The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements; and

  . Our ability to attract and retain key personnel.

   These variations may also be caused by factors related to the development of the DSL market, the market for our Web platform products and the competition we face in these markets, including:

  . The timing, rate and ability of telecommunications service providers to deploy DSL services;

  . Anticipated price and promotion competition in the market for Internet equipment and Web platform products;

  . The level of market penetration of our Internet equipment and Web platform products relative to those of our competitors;

  . The ability of competitive telecommunication service providers to obtain required capital resources;

  . The timing and rate of deployment of alternative high-speed data transmission technologies, such as cable and high-speed wireless data transmission; and

  . Anticipated increases in competition among producers of e-commerce products, including the impact of products that are available from some of our competitors at no cost.

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

  . Foreign currency and exchange rate fluctuations which may make our dollar-denominated products more expensive in those foreign markets where we sell our products in United States dollars or could expose us to currency rate fluctuation risks to the extent we do not adequately hedge these foreign currency sales; and

  . General global economic conditions that could adversely affect sales to our customers.

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

   In the DSL router market, we primarily compete with 3Com, Arescom, Cayman Systems, Cisco Systems, Efficient Networks (FlowPoint), Lucent Technologies, Ramp Networks, Zyxel Communications and several other companies. In addition to these competitors, there have been a growing number of announcements by other companies that they intend to enter the DSL router market. Further, some competitors offer low-cost or no-cost support programs that are similar to our "Up & Running, Guaranteed!" program.

   In the market for Web sites and electronic commerce platforms, we primarily compete with Homestead Technologies, IBM, Inc. Online, NetObjects, Verio, BigStep.com, Intershop and several other companies. In the market for our remote control and enterprise software, we primarily compete with Computer Associates, Intel, Microcom (Compaq), Microsoft, Vector Networks, Stac Software, Symantec, Tivoli Systems (IBM) and several other companies. We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for Timbuktu Pro.

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

Sales of our DSL Internet equipment will decline substantially if central office DSL equipment is not widely deployed.

   We are currently dependent on the central office equipment by telecommunications service providers that are deploying DSL services. Historically, substantially all of our sales of DSL routers have been for use with DSL central office equipment manufactured by Copper Mountain Networks and Nokia. We have recently introduced DSL routers that are interoperable with Alcatel, Cisco, Lucent Technologies, Orckit, Paradyne, and Siemens central office access concentrators. If central office DSL equipment with which our routers are interoperable are not widely used in DSL deployments, our business will be seriously harmed.

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

  . The ability of competitive telecommunication service providers to obtain required capital resources;

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

Other technologies for the high-speed Internet equipment market compete with DSL services.

   DSL services are competing with a variety of different high-speed Internet equipment, including cable, satellite and other wireless technologies. Many of these technologies will compete effectively with DSL services. If any technology competing with DSL technology is more reliable, faster, less expensive, reaches more customers or has other advantages over DSL technology, then the demand for our products and services and our revenues and gross margins may decrease.

We purchase the semiconductor chips for our DSL routers from a limited number of suppliers.

   All of our DSL routers rely on certain semiconductor chips that we purchase from a limited number of suppliers. We do not have volume purchase contracts with any of our suppliers and they could cease selling us these semiconductor chips at any time. If we are unable to timely obtain a sufficient quantity of these semiconductor chips from any of our suppliers, for any reason, sales of our DSL routers and IADs could be delayed or halted. Further, we could also be forced to redesign our DSL routers and qualify new suppliers of semiconductor chip sets. The resulting stoppage or delay in selling our products, and the expense of redesigning our DSL routers would seriously harm our reputation and business.

Substantially all of our circuit boards are manufactured by SMTC Corporation
(SMTC), a contract manufacturer.

   Substantially all of our Internet equipment include circuit boards that are manufactured by SMTC. Additionally, certain of our DSL routers are assembled and packaged by SMTC. If supplies of circuit boards or DSL routers from SMTC are interrupted for any reason, we will incur significant losses until we can arrange for alternative sources. Any such interruption may seriously harm our reputation and business.

We may be unable to obtain components for our Internet equipment from independent contractors and specialized suppliers.

   We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our Internet equipment rely on components that are supplied by independent contractors and specialized suppliers. We generally do not have guaranteed supply arrangements with these third parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient router components also depends on our ability to accurately forecast our future requirements. If we are unable to timely obtain a sufficient quantity of components from independent contractors or specialized suppliers for any reason, sales of our Internet equipment could be delayed or halted. In addition, we may be required to pay premiums for components to other vendors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our Internet equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our Internet equipment would seriously harm our reputation and business. In addition, we anticipate that it will be necessary for us to establish relationships with additional component suppliers in the future. If we are unsuccessful in establishing these relationships, we may not be able to obtain sufficient components in some future period.

We need to develop, introduce and market new and enhanced products in a timely manner to remain competitive.

   We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, reliability and compatibility. For example, we anticipate that voice over DSL technology will become an important feature of future DSL router products. As a result, we believe we will need to successfully develop, introduce and market integrated access devices that will combine voice over DSL and data routing functionality in our products. Additionally, we will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our DSL products. Currently, our router products are fully integrated with Copper Mountain Networks central office access concentrators and are interoperable with Alcatel, Cisco, Lucent Technologies, Nokia, Orckit, Paradyne, and Siemens central office access concentrators. However, we may not be able to successfully develop, introduce, enhance or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

We may engage in acquisitions or divestitures that involve numerous risks, including the use of cash and the diversion of management attention.

   In the past, we have engaged in both acquisitions and divestitures. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet and in March 2000, we acquired WebOrder. In addition, in August 1998, we sold our LAN Division, which developed and sold local area network (LAN) products. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. Incremental acquisition related charges including in-process research and development and amortization of goodwill and other intangibles or divestitures of profitable technologies or products could adversely impact our profitability. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

Our revenues will not grow and we may incur losses if we cannot successfully introduce, market and sell our Web platform products.

   A majority of revenues from our Web platform is derived from the sale of Timbuktu Pro. We anticipate that in the future, the market for Timbuktu Pro will grow more slowly than the market for our other Web platform products and services. In addition, we rely on licensees of our Web platform to promote the use of our Web platform for building Web sites and e-stores. The extent and nature of the promotions by licensees of our Web platform are outside of our control. If licensees of our Web platform do not successfully promote our Web platform, we will not generate recurring revenues from royalties on Web sites and e-stores promoted by licensees of our Web platform.

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

   We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance Web site hosting services for our customers. In addition, our servers are located at third-party facilities. Failure or poor performance by the third parties with which we contract to maintain our servers, hardware and software, could lead to interruption or deterioration of our Web site and e-store hosting services. Additionally, a slowdown or failure of our systems due to an increase in the use of the Web sites we currently host, or due to damage or destruction of our systems for any reason, could also lead to interruption or deterioration of our Web site and e-store hosting services. If there is an interruption or a deterioration of our Web site or e-store hosting services, our reputation would be seriously harmed and, consequently, sales of our products and services would decrease. If such circumstances do arise in some future period, in order to retain current customers and attract new customers, we may have to provide our Web site and e-store hosting services at a subsidized price or even at no cost. In addition, if our Web site and e-store hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers.

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

We license a substantial portion of our Web platform products to a limited number of large customers and these licenses have a lengthy sales cycle.

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

   We provide end users of our products with a one-year limited warranty on our Internet equipment and a 90-day limited warranty on single-user versions of our Timbuktu Pro software. We permit end users to return our Internet equipment and Timbuktu Pro for replacements or for refund of the full purchase price if the products do not perform as warranted. Our e-commerce products are provided on an "as is" basis, and we generally do not offer a warranty on this product. End users of our Web sites and e-stores generally are offered a free 30-day evaluation period to evaluate the product prior to purchase and thereafter can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

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

   We may require substantial capital to finance our future growth and fund our ongoing research and development activities. Our capital requirements will depend on many factors, including:

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

Item 7(a). Qualitative and Quantitative Disclosures About Market Risk

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our exposure to foreign exchange risk relates primarily to sales made to international customers denominated in Euros. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio. Beginning in our fiscal third quarter of 2000, sales to European countries which are members of the European Union are being denominated in the Euro. In order to reduce our exposure resulting from currency fluctuations, we have entered into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. We do not enter into currency exchange contracts for speculative or trading purposes.

 Interest Rate Risk

   The table below presents the carrying value and related weighted-average interest rates for our investment portfolio. The carrying value approximates fair value at September 30, 2000, and 1999. All of our investments mature in twelve months or less.

                                        2000                    1999
                               ----------------------- -----------------------
                                              Average                 Average
                                  Carrying    Interest    Carrying    Interest
                                   Amount       Rate       Amount       Rate
                               -------------- -------- -------------- --------
                               (in thousands)          (in thousands)
Principal (notional) amounts
 in United States dollars:
Cash equivalents--fixed
 rate(1)......................     37,720       6.49%     $45,893       5.31%
Short-term investments--fixed
 rate(2)......................     21,841       6.51%       7,940       5.67%
                                   ------                 -------
                                   59,561                 $53,833

--------
(1) Cash equivalents represent the portion of our investment portfolio which mature in less than 90 days.
(2) Short term investments represent the portion of our investment portfolio which mature in greater than or equal to 90 days.

   Our market interest rate risk relates primarily to changes in the U.S. short term prime interest rate. These changes impact the price and yield of our short term investments. We minimize this risk by following a policy of portfolio diversification.

 Foreign Currency Exchange Risk

   The table below presents the carrying value, in U.S. dollars, of our accounts receivable denominated in Euros at September 30, 2000 and 1999. These accounts receivable are valued at the Euro exchange rate as of September 30, 2000. The carrying value approximates fair value at September 30, 2000, and 1999.

                                    2000                        1999
                         --------------------------- ---------------------------
                                          Exchange                    Exchange
                            Carrying      Rate At      Carrying       Rate At
                             Amount     September 30    Amount      September 30
                         -------------- ------------ -------------  ------------
                         (in thousands)              (in thousands)
Principal (notional)
 amounts in United
 States dollars:
Accounts receivable
 denominated in Euros...     2,007         0.8837         --            --

   The table below presents the carrying value, in U.S. dollars, of our currency exchange forward contracts at September 30, 2000 and 1999. The carrying value approximates fair value at September 30, 2000, and 1999.

                                        2000                            1999
                         ---------------------------------- ------------------------------
                            Carrying     Spot   Settlement    Carrying     Spot Settlement
                             Amount      Rate      Date        Amount      Rate    Date
                         -------------- ------ ------------ -------------  ---- ----------
                         (in thousands)                     (in thousands)
Principal (notional)
 amounts in Euros:
Currency exchange
 forward contract # 1...      675       0.9107 Oct 31, 2000      --        --      --
Currency exchange
 forward contract # 2...      250       0.9122 Nov 30, 2000      --        --      --

   Our foreign currency exchange risk relates to changes in the value of the Euro relative to the U.S. dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

   At December 1, 2000 the Euro exchange rate was $0.8765. This number represents U.S. dollars per foreign currency unit.

Item 8. Consolidated Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following consolidated financial statements of Netopia, Inc. are filed as part of this Report on Form 10-K:

                                                                          Page
                                                                          ----
Consolidated Financial Statements:
Independent Auditors' Report.............................................  47
Consolidated Balance Sheets at September 30, 2000 and 1999...............  48
Consolidated Statements of Operations for the fiscal years ended
 September 30, 2000, 1999 and 1998.......................................  49
Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30,2000, 1999 and 1998..................................  50
Consolidated Statements of Cash Flows for the fiscal years ended
 September 30, 2000, 1999 and 1998.......................................  51
Notes to Consolidated Financial Statements...............................  52

Financial Statement Schedules:
Valuation and Qualifying Accounts........................................  72

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Netopia, Inc. and subsidiaries:

   We have audited the consolidated financial statements of Netopia, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netopia, Inc. and subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with auditing principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

                                          KPMG LLP

San Francisco, California
October 23, 2000

                         NETOPIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (in thousands)
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 37,839  $ 61,381
  Short-term investments...................................   21,938     8,102
  Trade accounts receivable less allowance for doubtful
   accounts and returns of $3,258 and $796, respectively...   15,646     9,852
  Inventories, net.........................................   10,284     3,681
  Prepaid expenses and other current assets................    2,341     2,724
                                                            --------  --------
    Total current assets...................................   88,048    85,740
Royalties receivable.......................................      --        377
Furniture, fixtures and equipment, net.....................    4,469     2,403
Intangible assets, net.....................................   31,016     2,362
Deposits and other assets..................................    4,840     5,087
                                                            --------  --------
                                                            $128,373  $ 95,969
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  8,547  $  5,258
  Accrued compensation.....................................    2,756     2,170
  Accrued liabilities......................................    1,332     1,564
  Deferred revenue.........................................    2,215     1,343
  Other current liabilities................................      906        11
                                                            --------  --------
    Total current liabilities..............................   15,756    10,346
Long-term liabilities......................................      328       544
                                                            --------  --------
    Total liabilities......................................   16,084    10,890
Commitments and contingencies
Stockholders' equity:
  Common stock: $0.001 par value, 25,000,000 shares
   authorized; 17,587,615 and 15,519,198 shares issued and
   outstanding at September 30, 2000 and 1999,
   respectively............................................       17        15
Additional paid-in capital.................................  142,857    99,978
Accumulated deficit........................................  (30,079)  (14,942)
Accumulated other comprehensive income (loss)..............     (506)       28
                                                            --------  --------
    Total stockholders' equity.............................  112,289    85,079
                                                            --------  --------
                                                            $128,373  $ 95,969
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                         NETOPIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Fiscal years ended
                                                         September 30,
                                                   ---------------------------
                                                     2000     1999      1998
                                                   --------  -------  --------
                                                   (in thousands, except for
                                                      per share amounts)
Revenues:
  Internet equipment.............................. $ 65,546  $24,460  $ 10,885
  Web platform licenses and services..............   24,660   19,691    13,951
                                                   --------  -------  --------
                                                     90,206   44,151    24,836
Cost of revenues:
  Internet equipment..............................   46,582   15,597     7,064
  Web platform licenses and services..............      697      646       891
                                                   --------  -------  --------
                                                     47,279   16,243     7,955
                                                   --------  -------  --------
Gross profit......................................   42,927   27,908    16,881
Operating expenses:
  Research and development........................   13,324    9,211     7,201
  Selling and marketing...........................   25,842   20,221    14,404
  General and administrative......................    6,554    3,654     3,380
  Acquired in-process research and development....    8,658    4,205       --
  Amortization of goodwill and other intangible
   assets.........................................    9,746      543       --
                                                   --------  -------  --------
    Total operating expenses......................   64,124   37,834    24,985
                                                   --------  -------  --------
Operating loss....................................  (21,197)  (9,926)   (8,104)
Other income, net.................................    3,579    2,066     2,222
                                                   --------  -------  --------
Loss from continuing operations before income
 taxes............................................  (17,618)  (7,860)   (5,882)
Income tax provision..............................      --       --      2,155
                                                   --------  -------  --------
Loss from continuing operations...................  (17,618)  (7,860)   (8,037)
Discontinued operations:
  Income from discontinued operations, net of
   taxes..........................................      --       --        602
  Gain (loss) on sale of discontinued operations,
   net of taxes...................................    2,481      --     (3,098)
                                                   --------  -------  --------
    Net loss...................................... $(15,137) $(7,860) $(10,533)
                                                   ========  =======  ========
Comprehensive loss:
  Net loss........................................ $(15,137) $(7,860) $(10,533)
  Other comprehensive income (loss)...............     (534)      28       --
                                                   --------  -------  --------
    Total comprehensive loss...................... $(15,671) $(7,832) $(10,533)
                                                   ========  =======  ========
Per share data, continuing operations:
  Basic and diluted loss per share................ $  (1.05) $ (0.60) $  (0.69)
                                                   ========  =======  ========
  Common shares used in the per share
   calculations...................................   16,830   13,092    11,687
                                                   ========  =======  ========
Per share data, net loss:
  Basic and diluted net loss per share............ $  (0.90) $ (0.60) $  (0.90)
                                                   ========  =======  ========
  Common shares used in the per share
   calculations...................................   16,830   13,092    11,687
                                                   ========  =======  ========

          See accompanying notes to consolidated financial statements.

                         NETOPIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Accumulated
                            Common stock    Additional                  other     Retained       Total
                          -----------------  paid-in     Deferred   comprehensive earnings   stockholders'
                            Shares   Amount  capital   compensation    income     (deficit)     equity
                          ---------- ------ ---------- ------------ ------------- ---------  -------------
                                                      (in thousands, except per share amounts)
Balances, September 30,
 1997...................  11,492,732  $ 12   $ 50,568     $ (54)        $ --      $  3,451     $ 53,977
Exercise of stock
 options................     308,019   --         729       --            --           --           729
Issuance of common stock
 under Employee Stock
 Purchase Plan..........     153,157   --         604       --            --           --           604
Amortization of deferred
 compensation...........         --    --         --         24           --           --            24
Forfeiture of deferred
 compensation...........         --    --         (30)       30           --           --           --
Net loss................         --    --         --        --            --       (10,533)     (10,533)
                          ----------  ----   --------     -----         -----     --------     --------
Balances, September 30,
 1998...................  11,953,908    12     51,871       --            --        (7,082)      44,801
Exercise of stock
 options................     626,013     1      2,834       --            --           --         2,835
Acceleration and
 extension
 of stock options.......         --    --         176       --            --           --           176
Issuance of common stock
 under secondary
 offering (net of share
 issuance costs of $3.0
 million)...............   2,330,000     2     41,315       --            --           --        41,317
Net unrealized
 investment gain........         --    --         --        --             28          --            28
Issuance of common stock
 for acquisitions.......     409,556   --       2,811       --            --           --         2,811
Issuance of common stock
 under Employee Stock
 Purchase Plan..........     199,721   --         855       --            --           --           855
Issuance of non-employee
 stock options..........         --    --         116       --            --           --           116
Net loss................         --    --         --        --            --        (7,860)      (7,860)
                          ----------  ----   --------     -----         -----     --------     --------
Balances, September 30,
 1999...................  15,519,198    15     99,978       --             28      (14,942)      85,079
Exercise of stock
 options................   1,203,369     1      5,794       --            --           --         5,795
Issuance of common stock
 under Employee Stock
 Purchase Plan..........     130,306   --       1,738       --            --           --         1,738
Issuance of common stock
 for acquisitions.......     677,848     1     35,386       --            --           --        35,387
Exercise of stock
 warrants...............      56,875   --         --        --            --           --           --
Costs related to
 issuance of common
 stock under secondary
 offering...............         --    --         (39)      --            --           --           (39)
Net unrealized
 investment loss........         --    --         --        --           (534)         --          (534)
Net loss................         --    --         --        --            --       (15,137)     (15,137)
                          ----------  ----   --------     -----         -----     --------     --------
Balances, September 30,
 2000...................  17,587,615  $ 17   $142,857     $ --          $(506)    $(30,079)    $112,289
                          ==========  ====   ========     =====         =====     ========     ========

          See accompanying notes to consolidated financial statements

                         NETOPIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Fiscal years ended
                                                          September 30,
                                                    ---------------------------
                                                      2000     1999      1998
                                                    --------  -------  --------
                                                         (in thousands)
Cash flows from operating activities:
Net loss..........................................  $(15,137) $(7,860) $(10,533)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Depreciation and amortization....................    12,324    2,990       995
 Deferred income taxes............................       --       --      2,869
 Amortization of deferred compensation............       --       --         24
 Noncash compensation for services................       --       292       --
 Charge for in-process research and development...     8,658    4,205       --
 Changes in allowance for doubtful accounts and
  returns on accounts receivable..................     2,462      179       (40)
 Changes in operating assets and liabilities, net
  of effects of acquisition:
  Trade accounts receivable.......................    (8,255)  (5,673)    1,549
  Inventories.....................................    (6,603)  (2,090)     (618)
  Prepaid expenses and other current assets.......       383     (470)     (443)
  Deposits and other assets.......................     1,035      637      (127)
  Accounts payable and accrued liabilities........     3,643   (1,133)    5,310
  Deferred revenue................................       748      627       (67)
  Other liabilities...............................       803      (94)      155
                                                    --------  -------  --------
  Net cash provided by (used in) operating
   activities.....................................        61   (8,390)     (926)
                                                    --------  -------  --------
Cash flows from investing activities:
 Purchase of furniture, fixtures and equipment....    (2,914)  (1,625)     (711)
 Acquisition of trademark license.................       --       --     (1,000)
 Capitalization of software development costs.....      (679)    (656)     (237)
 Proceeds from sale of discontinued operations....       --       --      2,000
 Acquisition of long term investment..............    (2,000)  (1,000)      --
 Acquisition of technology........................   (11,669)  (4,298)      --
 Purchase of intangibles..........................       --    (1,650)      --
 Purchase of short-term investments...............   (62,025) (19,472)  (47,706)
 Proceeds from the sale of short-term
  investments.....................................    48,190   34,221    52,047
                                                    --------  -------  --------
  Net cash provided by (used in) investing
   activities.....................................   (31,097)   5,520     4,393
                                                    --------  -------  --------
Cash flows from financing activities:
 Proceeds from the issuance of common stock, net..     7,494   45,007     1,333
                                                    --------  -------  --------
  Net cash provided by financing activities.......     7,494   45,007     1,333
                                                    --------  -------  --------
Net increase (decrease) in cash and cash
 equivalents......................................   (23,542)  42,137     4,800
Cash and cash equivalents, beginning of year......    61,381   19,244    14,444
                                                    --------  -------  --------
Cash and cash equivalents, end of year............  $ 37,839  $61,381  $ 19,244
                                                    ========  =======  ========
Supplemental disclosures of cash flow activities:
 Income taxes paid................................  $    --   $   --   $    193
                                                    ========  =======  ========
Supplemental disclosures of noncash investing and
 financing activities:
 Issuance of common stock for acquisition of
  intangible assets...............................  $ 35,387  $ 2,811  $    --
                                                    ========  =======  ========
 Note receivable from sale of discontinued
  operations......................................  $    --   $   --   $    888
                                                    ========  =======  ========
 Royalties receivable from sale of discontinued
  operations......................................  $    --   $   --   $  1,782
                                                    ========  =======  ========
 Note issued for other assets.....................  $    --   $   --   $    800
                                                    ========  =======  ========
 Warrant received from sale of discontinued
  operations......................................  $    --   $   --   $    189
                                                    ========  =======  ========

          See accompanying notes to consolidated financial statements

                         NETOPIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

   Netopia (the "Company") provides Internet and electronic commerce infrastructure that enables small and medium size businesses to connect to the Internet, establish and enhance their presence, and conduct business and electronic commerce on the Web. The Company offers high-speed, multi-user, plug-and-play Internet equipment products and Web platforms for creating and hosting Web sites, creating and hosting electronic commerce stores, and conducting real-time Internet communications.

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in France, Germany, Australia, and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.

 Cash Equivalents and Short-Term Investments

   Cash equivalents consist of instruments with purchased maturities of 90 days or less. Certain cash equivalents and all of the Company's investments are classified as available-for-sale. The securities are carried at fair value, which approximates cost.

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

   Cash equivalents and short-term investments classified as available-for-sale as of September 30, 2000 and 1999, consisted of the following (in thousands):

                                                               September 30,
                                                              ---------------
                                                               2000    1999
                                                              ------- -------
   U.S. Treasury Securities and obligations of U.S.
    Government agencies...................................... $   --  $   996
   Money market funds........................................     478     --
   Corporate debt............................................  22,370   3,015
   Commercial paper..........................................  36,713  49,822
                                                              ------- -------
                                                              $59,561 $53,833
                                                              ======= =======

   The available-for-sale securities as of September 30, 2000 and 1999 were all due in one year or less. As of September 30, 2000, the Company had an unrealized loss on short-term investments of approximately $506,000. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations without penalties.

 Revenue Recognition

   The Company's revenue recognition policies are in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to

                         NETOPIA, INC. AND SUBSIDIARIES
pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company's products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. The determination of fair value is based on objective evidence which is specific to the Company.

   The Company records unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company's revenue recognition policy. The Company records accounts receivable for software arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer.

   In December 1998, AcSEC issued SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. There was no material change to the Company's accounting for revenues as a result of the provisions of SOP 98-9.

 Concentrations of Credit Risk

   Financial instruments that potentially expose the Company to concentrations of credit risk principally consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities.

   The Company limits the amounts invested in any one type of investment. The Company maintains its cash investments with two financial institutions. Management believes the financial risks associated with such deposits are minimal.

   The Company sells its products primarily through distributors and resellers. Sales are generally not collateralized, credit evaluations are performed as appropriate, and allowances are provided for estimated credit losses. Historically, the Company has not experienced significant losses on trade receivables from any particular customer, industry, or geographic region. However, during the fiscal fourth quarter of 2000, the Company fully reserved $1.9 million of outstanding accounts receivable owed by one Competitive Local Exchange (CLEC) customer.

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

   Intangible assets consists of developed and core technology, assembled workforce and a non-compete agreement related to the Company's acquisitions of WebOrder, StarNet, Serus and netOctopus. Goodwill is amortized over a four year period. Intangible assets are being amortized over their estimated useful life of approximately three years.

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

   Amortization of capitalized product development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (i) the ratio of current gross revenue for a product to the total of current and anticipated future gross revenues for the product; or (ii) the straight-line method over the remaining estimated economic life of the product, which is generally two years. All other research and development expenditures are charged to research and development expense in the period incurred. During fiscal 2000, 1999 and 1998, $679,000, $656,000 and $237,000, respectively, of product development cost incurred subsequent to delivery of a working model, under a development agreement with a third party, have been capitalized.

 Advertising Costs

   The Company records advertising costs in accordance with SOP 93-7, Reporting On Advertising Costs. SOP 93-7 permits the capitalization and amortization of direct response advertising costs when persuasive historical evidence exists that allows the entity to reliably predict future net revenues that will be obtained as a result of the advertising. Advertising expense was $707,000, $1.7 million and $1.3 million for fiscal 2000, 1999 and 1998, respectively. For the fiscal years ended September 30, 2000, 1999 and 1998, the Company did not capitalize advertising costs.

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

                         NETOPIA, INC. AND SUBSIDIARIES

 Investments

   The Company accounts for investments in equity securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities are composed primarily of equity securities. The Company has equity securities in one publicly traded Company and in two privately held companies. The Company classifies all of its equity securities as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of comprehensive income
(loss).

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

   Potentially dilutive common shares have been excluded from the computation of diluted EPS for fiscal 2000, 1999 and 1998 since their effect on EPS is antidilutive due to the losses incurred in each period. Potentially dilutive common shares which were excluded from the computation of diluted EPS consisted of options to purchase common stock totaling 4,019,480 in fiscal 2000; 4,040,520 in fiscal 1999; 3,520,899 in fiscal 1998, and warrants to purchase common stock totaling 60,000 in each of fiscal 1999 and 1998.

 Comprehensive Income (Loss)

   The Company adopted SFAS No. 130, Reporting Comprehensive Income in April 1999. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners.

   For the years ended September 30 2000 and 1999, comprehensive income /
(loss) was ($534,000) and $28,000, respectively. There was no comprehensive income / (loss) for the fiscal year ended September 30, 1998. The components of other comprehensive income for the fiscal years ended September 30, 2000 and 1999 relate solely to unrealized gains and losses on available-for-sale investments.

                         NETOPIA, INC. AND SUBSIDIARIES

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in our first fiscal quarter of 2001 and the Company does not expect a material effect on its consolidated financial position results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 in fiscal 2001 and the Company is evaluating the effect, if any, that such adoption may have on its consolidated results of operations and financial position.

   In March 2000, the FASB issued Interpretation (FIN) No.44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board APB No. 25. APB No. 25 clarifies (a) the definition of employee for purposes of applying APB No. 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business compensation. The Company adopted FIN No. 44 on July 1, 2000 which did not have a material effect on the Company's consolidated results of operations and financial position.

(2) Acquisitions

 WebOrder

   On March 23, 2000, the Company acquired all the outstanding common and preferred stock of WebOrder, a California corporation, in a merger transaction in which WebOrder merged into WO Merger Corporation, a wholly owned subsidiary formed in connection with the transaction. WebOrder was a developer of e-commerce infrastructure for small and medium size businesses. WebOrder's Smart Commerce System offers e-commerce solutions to on-line businesses including the ability to manage order processing, and the ability to maintain records of customer transactions flowing through a merchant's e-store.

   The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $20.7 million, based on the consideration paid at closing. The final purchase price is dependent on potential earnout payments as discussed below. The aggregate purchase price includes:

  . $1.6 million in cash paid on the closing date of the transaction;

  . 233,119 shares of our common stock issued on the closing date;

  . A series of potential earnout payments paid in cash and common stock after the closing date if certain revenue milestones are achieved. These earnout opportunities will be added to and included in the purchase price for accounting purposes when the earnouts have been achieved and additional consideration is distributable. At September 30, 2000, no milestones had been achieved;

  . The substitution of stock options to purchase the Company's common stock in replacement of the WebOrder options held by WebOrder's former employees, who joined Netopia after the closing, valued at approximately $2.1 million. The Company used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 5 years, interest rate of 5.7%, and no dividends; and

  . Transaction costs of approximately $975,000 which includes legal fees, accounting fees, and fees for other related professional services.

                         NETOPIA, INC. AND SUBSIDIARIES

   Approximately 15,695 shares of the Company's common stock will be held in escrow for one year after the closing to satisfy WebOrder's indemnification obligations.

   The excess purchase price over the net book value of the assets acquired was approximately $20.1 million. The transaction resulted in goodwill and other intangible assets of approximately $17.1 million, which is being amortized over four and three years, respectively and a charge for acquired in-process research and development of approximately $3.0 million. During the fiscal year ended September 30, 2000, the Company amortized $2.4 million in goodwill and other intangible assets related to the acquisition of WebOrder.

   Both cost and income approaches were used to appraise the value of the business and projects acquired. Such methods take into consideration replacement costs of assets acquired, the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the Company's first quarter of 2001. These cash flows were discounted using a weighted average discount rate of 42%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, the Company determined the products purchased in aggregate, including products under development and completed products, to be approximately 82% complete at the time of acquisition. The Company completed the in-process research and development during the fiscal fourth quarter of 2000 and expended approximately $326,000 to complete the in-process research and development.

   All of WebOrder's former full time employees became employees of Netopia. WebOrder's founder and one other key shareholder/employee entered into non-competition agreements in connection with the acquisition.

 StarNet Technologies

   On October 13, 1999, the Company acquired StarNet Technologies, Inc., (StarNet), a California corporation, in a merger transaction in which StarNet merged into a wholly owned subsidiary. StarNet had been developing a voice channel technology architecture that allows the transmission of voice lines over a digital subscriber line along with the simultaneous transmission of standard data packets.

   The Company accounted for the transaction under the purchase method. The aggregate consideration constituting the purchase price was approximately $27.5 million at closing and may increase by up to an additional $4.9 million depending on potential earnout payments. The aggregate consideration included:

  . $8.4 million in cash paid on the closing date of the transaction;

  . 447,852 shares of our common stock issued on the closing date;

  . A series of potential cash earnout payments aggregating up to approximately $5.9 million at various times after the closing date if certain technical and revenue milestones are achieved. These earnout opportunities will be included in the purchase price for accounting purposes when the milestones are achieved and additional consideration is distributable. At the acquisition date, we had deemed probable and recorded approximately $1.0 million in earnout payments. During the three months ended June 30, 2000, the Company determined that the milestones for the $1.0 million potential earnout payment would not be met and accordingly, reduced the purchase price and amortization of goodwill relating to the purchase of StarNet by such amount. As of September 30, 2000, no earnouts have been achieved.

                         NETOPIA, INC. AND SUBSIDIARIES

  . The substitution of stock options to purchase the Company's common stock in replacement of the StarNet options held by StarNet's former employee, who joined Netopia after the closing, valued at approximately $1.4 million. The Company used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 4 years, interest rate of 4.9%; and no dividends; and

  . Transaction costs of approximately $820,000 which includes legal fees, accounting fees, fees paid for an independent fairness opinion, and fees for other services.

   Approximately 30,673 shares of common stock were held in escrow for a period of time after the closing to satisfy StarNet's indemnification obligations under the definitive acquisition agreements. During the three months ended June 30, 2000, a portion of these shares were released from the escrow to Netopia to satisfy Netopia's indemnification claims, and the remaining shares were released from escrow to StarNet's former shareholders.

   The acquisition has been accounted for as a purchase and resulted in goodwill and other intangible assets of approximately $22.4 million at closing which is being amortized over four and three years, respectively, and a charge for acquired in-process research and development of $5.7 million. During the fiscal year ended September 30, 2000, the Company amortized $6.6 million in goodwill and other intangible assets related to the purchase of StarNet.

   The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business were expected to occur during the fiscal fourth quarter of 2000. These cash flows were discounted using a weighted average discount rate of 20%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, the Company determined the products purchased in aggregate, including products under development and completed products, to be approximately 73% complete at the time of acquisition. The Company expects to complete the in-process research and development in the second fiscal quarter of 2001 and the Company estimates the cost to complete the in-process research and development to be approximately $287,000.

   All of StarNet's former full time employees became employees of Netopia. Each of StarNet's founders, and certain other key employees, entered into non-competition agreements in connection with the acquisition.

   The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations for the fiscal years ended September 30, 2000 and 1999 assuming WebOrder and StarNet had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                              September 30,
                                                             -----------------
                                                              2000      1999
                                                             -------  --------
   Revenues................................................  $90,475  $ 45,387
   Net loss................................................  $(9,647) $(21,928)
   Basic and diluted loss per share........................  $ (0.57) $  (1.59)
   Weighted average shares used in the computation of basic
    and diluted loss per share.............................   16,957    13,773

   The above pro forma results for the fiscal years ended September 30, 2000 and 1999 exclude the charges for acquired in-process research and development. The above pro forma results for the fiscal years ended September 30, 2000 and 1999 and have been adjusted to include the amortization of goodwill and other intangibles related to the acquisitions of StarNet and WebOrder for each period.

                         NETOPIA, INC. AND SUBSIDIARIES

   The above pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

 netOctopus

   On December 31, 1998, the Company purchased from Network Associates' substantially all of the assets and assumed certain liabilities related to the netOctopus systems management software (netOctopus). The netOctopus software is a suite of administration tools under development that allows for simultaneous system support of multiple users across MacOS computer networks. In accordance with the netOctopus Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities related to the netOctopus software and its existing operations which included in-process research and development.

   The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $1.1 million, based on the consideration paid at closing. The final purchase price is dependent on potential earnout payments. The aggregate purchase price includes:

  . $1.1 million in cash paid on the closing date of the transaction; and

  . A series of potential earnout payments totaling $300,000 if certain revenue and technical milestones are achieved. These earnout opportunities will be added to and included in the purchase price for accounting purposes when the milestones have achieved and additional consideration is distributable. In our first fiscal quarter of 2000, we made a $100,000 earnout payment which we recorded as part of the purchase price of the transaction.

   The excess purchase price over the net book value acquired was $1.1 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $400,000 was allocated to acquired in-process research and development and $753,000 was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $60,000, developed technology of $540,000 and goodwill of $100,000. The Company is amortizing goodwill and other intangible assets related to the netOctopus transaction over four years. During the fiscal years ended September 30, 2000 and 1999, the Company amortized $226,000 and $144,000, respectively, in goodwill and other intangible assets related to the acquisition of netOctopus.

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

 Serus LLC

   On December 17, 1998, the Company purchased substantially all of the assets and assumed certain liabilities and the existing operations of Serus LLC (Serus), a Utah limited liability company. Serus was developing a java-based web site editing software product which would allow web site owners to modify and

                         NETOPIA, INC. AND SUBSIDIARIES
edit the appearance of their web site through their web browser with minimal knowledge of Hypertext Markup Language (HTML). The Company is marketing the products both independently and along with its Netopia Web platform to allow users more flexibility in customizing their Web sites. In accordance with the Serus Asset Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities of Serus and its existing operations which included in-process research and development.

   The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $7.0 million, based on the consideration paid at closing. The final purchase price is dependent on potential earnout payments. The aggregate purchase price includes:

  . $3.0 million in cash paid on the closing date of the transaction;

  . 409,556 shares of the Company's common stock issued on the closing date;
    and

  . A $1.0 million earnout opportunity based upon certain revenue and technical milestones achieved. As of September 30, 2000 the earnout period had expired and no milestones had been achieved. The excess purchase price over the net book value acquired was $6.0 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $3.9 million was allocated to acquired in-process research and development and $2.1 million was allocated to intangible assets. The amounts allocated to intangible assets include assembled workforces of $100,000 and goodwill of $2.0 million. The Company is amortizing goodwill and other intangible assets related to the Serus transaction over four years. During the fiscal years ended September 30, 2000 and 1999, the Company amortized $533,000 and $398,000, respectively, in goodwill and other intangible assets related to the acquisition of Serus.

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

   The following table represents the balances in goodwill and other intangible assets, net of accumulated amortization, related to the Company's acquisitions of WebOrder, StarNet, Serus, and netOctopus at September 30, 2000 and 1999:

                                                             September 30,
                                                             (in thousands)
                                                            ----------------
                                                              2000     1999
                                                            --------  ------
   Goodwill and Other Intangible Assets Remaining at
    September 30:
   Goodwill................................................ $ 26,014  $2,204
   Developed and Core Technology Acquired..................   12,172      60
   Assembled Workforce.....................................    1,458     640
   Non-Compete Agreement...................................    1,660     --
                                                            --------  ------
                                                              41,304   2,904
   Accumulated amortization................................  (10,288)   (542)
                                                            --------  ------
                                                            $ 31,016  $2,362
                                                            ========  ======

                         NETOPIA, INC. AND SUBSIDIARIES

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

      Cash............................................................... $2,000
      Note receivable....................................................    888
      Royalties receivable...............................................  1,782
      Warrants...........................................................    189
                                                                          ------
                                                                          $4,859
                                                                          ======

   The note receivable was for $1.0 million which was payable on July 31, 2000, bearing interest at 8% per annum. Farallon paid the note and related interest receivable in its entirety on May 9, 2000.

   The royalties receivable were based upon Farallon's total annual revenues over each of the next five fiscal years ending on July 31, 2003. If total annual revenues of at least $15.0 million are reached, the royalty rate applies to total revenues, including the first $15.0 million.

   The value of the royalties accrued at the close of the transaction was based upon the present value of the Company's assumptions as to the projected future revenue of the LAN Division. Royalties accrued; however, were not recorded to the extent that total consideration on the transaction exceeded the net asset value of the LAN Division assets being sold.

   Additionally, the Company received and valued a warrant to purchase up to 5% of the equity of Farallon as of the closing of the transaction. Subsequently, the Company entered into an agreement with the buyer to reduce the warrant entitlement to 3% of the equity of Farallon.

   The disposition of the LAN Division in August 1998 has been accounted for as a discontinued operation in accordance with APB Opinion No. 30, and prior period consolidated financial statements have been restated to reflect the LAN Division's operations as a discontinued operation. Revenue from discontinued operations was $15.1 million and $32.0 million in fiscal 1998 and 1997, respectively. The income from discontinued operations of $602,000 in fiscal 1998 and represents operating income, net of taxes, of the discontinued operation. The loss on sale of discontinued operations of $3.1 million in fiscal 1998 is principally comprised of the transaction expenses and costs incurred and accrued as a result of the sale of the LAN Division. Such expenses are directly attributable to the sale transaction and are primarily related to reserves taken against the lease of the Company's Alameda, California headquarters, investment advisory, legal and accounting fees and certain expenses related to employees of the LAN Division. Of the amount recorded as a loss on the sale of discontinued operations, $1.2 million is included in accrued liabilities at September 30, 1999.

   During the fiscal third quarter of 2000, Farallon bought out its royalty obligation in its entirety for an amount in excess of the receivable on the Company's balance sheet. In addition, the Company exercised our warrant in Farallon and sold the shares received upon exercise of the warrant. These transactions resulted in income of $1.3 million, net of taxes, and are included in the gain on sale from discontinued operations for the fiscal year ended September 30, 2000. In addition, the gain on sale from discontinued operations also represents the reversal of a liability recorded for the excess space created at the Company's Alameda, California headquarters that the Company believed could not be subleased to third parties at the time of sale. During the three months ended December 31, 1999, the Company found alternative uses for this excess space.

                        NETOPIA, INC. AND SUBSIDIARIES

(4) Inventories

   Inventories consisted of the following (in thousands):

                                                                 September 30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
   Raw materials and work in process............................ $ 4,723 $1,699
   Finished goods...............................................   5,561  1,982
                                                                 ------- ------
                                                                 $10,284 $3,681
                                                                 ======= ======

(5) Furniture, Fixtures, and Equipment

   Furniture, fixtures, and equipment consisted of the following (in thousands):

                                                               September 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Office equipment......................................... $  3,568  $  2,684
   Furniture and fixtures...................................    2,198     1,637
   Computers................................................   10,505     8,675
   Leasehold improvements...................................      209       569
                                                             --------  --------
                                                               16,480    13,565
   Accumulated depreciation and amortization................  (12,011)  (11,162)
                                                             --------  --------
                                                             $  4,469  $  2,403
                                                             ========  ========

(6) Income Taxes

   Total income tax expense (benefit) for the years ended September 30, 2000, 1999, and 1998 is allocated as follows (in thousands):

                                                              September 30,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  ----- ------
   Continuing operations................................... $ --   $ --  $2,155
   Discontinued operations.................................  (397)   --     385
                                                            -----  ----- ------
                                                            $(397) $ --  $2,540
                                                            =====  ===== ======

   Income tax expense (benefit) related to continuing operations consisted of the following (in thousands):

                                                               September 30,
                                                             ------------------
                                                             2000  1999   1998
                                                             ----- ----- ------
   Current:
     Federal................................................ $ --  $ --  $ (596)
     State..................................................   --    --    (118)
                                                             ----- ----- ------
                                                               --    --    (714)
   Deferred:
     Federal................................................   --    --   2,191
     State..................................................   --    --     678
                                                             ----- ----- ------
                                                               --    --   2,869
                                                             ----- ----- ------
       Total................................................ $ --  $ --  $2,155
                                                             ===== ===== ======

                         NETOPIA, INC. AND SUBSIDIARIES

   Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as a result of the following (in thousands):

                                                         September 30,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
   Computed "expected" tax (benefit) of 34%........ $(5,990) $(2,672) $(2,000)
   Change in valuation allowance for deferred tax
    assets.........................................   1,853    2,772    5,459
   Research credits................................     --      (100)    (770)
   Acquired intangibles............................   4,073      --       --
   State tax and other, net........................      64      --      (534)
                                                    -------  -------  -------
                                                    $   --   $   --   $ 2,155
                                                    =======  =======  =======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                               September 30,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Deferred tax assets:
     Reserves and accruals not currently deductible.......... $  3,096  $ 1,373
     Deferred rent...........................................       49      119
     Research and other credits..............................    2,950    1,882
     Tangible and intangible assets..........................      --       279
     Net operating losses....................................   11,689    5,713
     State tax and other, net................................      --       --
                                                              --------  -------
       Gross deferred assets.................................   17,784    9,366
     Less valuation allowance................................  (13,710)  (9,366)
                                                              --------  -------
       Total deferred tax assets............................. $  4,074  $   --
                                                              --------  -------
   Deferred tax liabilities:
     Tangible and intangible assets..........................   (4,074)     --
                                                              --------  -------
   Total deferred tax liabilities............................ $ (4,074) $   --
                                                              --------  -------
   Net deferred tax liabilities.............................. $    --   $   --
                                                              ========  =======

   The net change in the total valuation allowance for the years ended September 30, 2000 and 1999 was increases of $4.3 million and $2.8 million, respectively.

   At September 30, 2000 and 1999, the Company believed that based upon available objective evidence, there was sufficient uncertainty regarding the realizability of its deferred tax assets to warrant a full valuation allowance. The factors considered included the relative shorter life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates. Included in the valuation allowance is a tax benefit attributable to noncompensatory stock options of $7.4 million of tax benefit attributable to purchase acquisitions which, when realized, will be a credit to additional paid-in-capital.

   At September 30, 2000, the Company had net operating loss carryforwards of approximately $30.1 million for federal tax purposes and $16.1 million for state tax purposes. If not earlier utilized, the federal net operating loss carryforwards will expire in various years beginning in 2019 through 2020 and the state net operating loss carryforwards will expire in various years beginning 2003 through 2005.

                         NETOPIA, INC. AND SUBSIDIARIES

   At September 30, 2000, the Company had research credit carryforwards of approximately $1.8 million for federal tax purposes and $700,000 for state tax purposes. If not earlier utilized, the federal research credit carryforwards will expire in various years beginning 2006 through 2020. The state research credits carry forward indefinitely until utilized. The Company has California manufacturing credit carryforwards of approximately $49,000 which expire in various years beginning 2006 through 2008.

   At September 30, 2000, the Company also had minimum tax credit carryforwards of approximately $149,000 for federal tax purposes and $169,000 for state tax purposes. These credits carryforward indefinitely until utilized.

   Federal and California state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" for tax purposes, as defined in section 382 of the Internal Revenue Code. If such ownership change were to occur, utilization of net operating losses would be subject to annual limitations in future years.

(7) Stockholders' Equity and Stock Option Plan

   On April 23, 1996, the Company was reincorporated in the State of Delaware. The Company's authorized capital consists of 25,000,000 shares of $0.001 par value common stock.

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

 Common Stock Warrants

   Warrants to purchase 60,000 shares of common stock were issued in fiscal 1997 for consulting services provided. The exercise price of the warrants was $4.00. The Company recognized an expense of $60,000 for the estimated fair value of the warrants issued. The warrants were exercised, in full, on March 24, 2000 in a cashless transaction. In payment of the exercise price of the warrants, the Company retained 3,125 warrants which was based on the fair market value of the Company's stock on March 24, 2000.

 Stock Option Plan

   On April 16, 1996, the Company adopted the 1996 Stock Option Plan (the 1996
Plan) providing for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options are granted at the discretion of the Board of Directors. As of September 30, 2000, the 1996 Plan share reserve of 4,281,418 shares is comprised of (i) 4,019,480 shares subject to outstanding options and (ii) 261,938 shares available for grant.

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

                         NETOPIA, INC. AND SUBSIDIARIES

   Included in the 1996 Plan is a provision for the automatic grant of non-statutory options to non-employee Board of Director members of 25,000 shares on the effective date of the Company's initial public offering at the initial offering price. These options were granted to two non-employee Board of Director members, of which one currently remains on the Company's Board of Directors. Thereafter, each new director will be granted an option to purchase 25,000 shares of common stock on the date they become a Board member of the Company at the then current fair market value. Options issued to Board members after January 13, 2000 will become exercisable in four successive and equal annual installments over the non-employee Board member's period of continued service as a Board member, beginning one year from the grant date of the option.

   The Board of Directors, on July 24, 1996, unanimously amended the Notice of Grant to provide for a four year vesting schedule commencing on the date of the grant. Grants prior to that date normally vest over five years commencing on the date of the grant.

   In the first quarter of fiscal 1999, the Company provided a 90 day extension of the exercise period for all Farallon employees with outstanding stock options priced at $4.00 or higher in the Company. This resulted in a total compensation charge of approximately $35,000. In the fourth quarter of fiscal 1998, in connection with the sale of Farallon, the Company provided for an accelerated vesting period to discretionary employees of Farallon for their outstanding stock options in the Company. This resulted in a total compensation charge of approximately $143,500 in fiscal 1998.

   The following table summarizes activity under the 1996 Plan (and its predecessor):

                                                      Incentive Stock Options
                                                    ----------------------------
                                                                     Weighted
                                                       Shares        Average
                                                    Under Options Exercise Price
                                                    ------------- --------------
   Outstanding as of September 30, 1997............   2,867,200         4.32
   Options granted.................................   1,409,425         5.51
   Options exercised...............................    (312,090)        2.40
   Options cancelled...............................    (443,636)        4.80
                                                     ----------
   Outstanding as of September 30, 1998............   3,520,899         4.90
   Options granted.................................   1,413,900        11.87
   Options exercised...............................    (626,013)        4.55
   Options cancelled...............................    (268,266)        6.89
                                                     ----------
   Outstanding as of September 30, 1999............   4,040,520         7.26
   Options granted.................................   1,564,823        41.13
   Options exercised...............................  (1,203,369)        4.81
   Options cancelled...............................    (382,494)       20.34
                                                     ----------
   Outstanding as of September 30, 2000............   4,019,480        19.94
                                                     ==========
   Exercisable.....................................   1,431,806       $ 9.73
                                                     ==========

                         NETOPIA, INC. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding at September 30, 2000:

                                    Options Outstanding                Options Exercisable
                          ---------------------------------------- ----------------------------
                                         Weighted-
                            Number of     average                     Number
                           outstanding   remaining                  exercisable
                          shares as of  contractual   Weighted-        as of       Weighted-
                          September 30,    life        average     September 30,    average
Range of exercise prices      2000        (years)   exercise price     2000      exercise price
------------------------  ------------- ----------- -------------- ------------- --------------
    $ 0.6105-$4.375           456,968      5.39        $ 2.8306        348,733      $ 2.5364
     4.5000- 5.2500           463,398      7.34          5.0200        233,507        5.0540
     5.3125- 6.3750           698,435      7.14          5.8584        403,939        5.9783
     6.4375-14.8750           573,087      8.08          7.6381        185,608        7.8448
    16.0000-31.0000           621,752      8.82         22.6390        145,342       19.3761
    31.6250-47.0000           415,538      9.62         37.0716         27,139       36.0207
    48.0000-48.0000           718,927      9.34         48.0000         83,410       48.0000
    49.0000-86.2500            71,375      9.24         56.7933          4,128       49.0000
                            ---------      ----        --------      ---------      --------
                            4,019,480      8.05        $19.9358      1,431,806      $ 9.7326
                            =========      ====        ========      =========      ========

 1996 Employee Stock Purchase Plan

   On April 16, 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the Purchase Plan) and reserved 300,000 shares of common stock for issuance under the Purchase Plan. To date an additional 500,000 shares have been approved for issuance under the Purchase Plan. Employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period.

   Shares issued under the Purchase Plan totaled 130,306 in fiscal 2000, 199,721 in fiscal 1999, 153,157 in fiscal 1998 and 178,236 in fiscal 1997. As of September 30, 2000, 661,420 shares have been issued under the Purchase Plan and 138,580 shares were reserved for future issuances under the plan.

 Pro Forma Disclosure--Compensatory Stock Arrangements

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

   If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the fair value of shares purchased under the plan as prescribed by SFAS No. 123, net loss and per share results would have been the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                       September 30,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
   Net income (loss)--as reported............... $(15,137) $ (7,860) $(10,533)
   Net income (loss)--pro forma................. $(28,892) $(12,143) $(13,384)
   Basic and diluted net loss per share--as
    reported.................................... $  (0.90) $  (0.60) $  (0.90)
   Basic and diluted net loss per share--pro
    forma....................................... $  (1.72) $  (0.93) $  (1.15)

                         NETOPIA, INC. AND SUBSIDIARIES

   The effect on net loss and net loss per share is not expected to be indicative of the effects on results in future years.

   The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net loss for the future years because pro forma net loss reflects compensation costs only for stock options granted in fiscal 2000, 1999, 1998 and 1997. The weighted average fair value of employee stock options granted during fiscal 2000, 1999, 1998 and 1997 was $31.22, $8.08, $3.48 and $3.05 respectively.

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

                                                                Years ended
                                                               September 30,
                                                              -----------------
                                                              2000   1999  1998
                                                              -----  ----  ----
   Expected volatility....................................... 103.5%   95%   84%
   Risk-free interest rate...................................  5.77  4.59% 4.25%
   Expected dividend yield...................................   --    --    --

   The expected lives of options under the Employee Stock Option and Employee Stock Purchase Plans are estimated at four years and six months, respectively for all years presented.

(8) Commitments and Contingencies

 Leases

   The Company conducts its operations in leased facilities and with equipment under operating lease agreements expiring at various dates through 2005.

   The following is a schedule of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

   Year ending September 30,
   -------------------------
   2001.................................................................. $1,758
   2002..................................................................  1,590
   2003..................................................................    367
   2004..................................................................     72
   2005..................................................................     11
   thereafter............................................................    --
                                                                          ------
     Total minimum lease payments........................................ $3,798
                                                                          ======

   Total rental expense for all operating leases amounted to approximately $1.7 million, $1.1 million and $1.2 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

                         NETOPIA, INC. AND SUBSIDIARIES

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

(9) Geographic, Segment and Significant Customer Information

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

                         NETOPIA, INC. AND SUBSIDIARIES

   The Company generates revenue from three groups of products and services. Disaggregated financial information regarding the Company's three operating segments is as follows:

                                                  WEB PLATFORM PRODUCTS
                                                  ---------------------
                                                     WEB SITE
                                                       / E-
                                           INTERNET   STORE   TIMBUKTU  TOTAL
                                           EQUIPMENT PRODUCTS PRODUCTS PRODUCTS
                                           --------- -------- -------- --------
                   2000
Revenues..................................  $65,546   $9,398  $15,262  $ 90,206
Cost of revenues..........................   46,582      247      450    47,279
                                            -------   ------  -------  --------
Gross profit..............................   18,964    9,151   14,812    42,927
Unallocated operating expenses............                               64,124
                                                                       --------
  Operating loss..........................                              (21,197)
Other income, net.........................                                3,579
                                                                       --------
  Loss before income taxes................                              (17,618)
Income tax provision......................                                  --
                                                                       --------
  Loss from continuing operations.........                             $(17,618)
                                                                       ========

                                                   WEB PLATFORM PRODUCTS
                                                   ---------------------
                                                     WEB SITE
                                                       / E-
                                           INTERNET   STORE   TIMBUKTU INTERNET
                                           EQUIPMENT PRODUCTS PRODUCTS EQUIPMENT
                                           --------- -------- -------- ---------
                   1999
Revenues..................................  $24,460   $3,826  $15,865   $44,151
Cost of revenues..........................   15,597       13      633    16,243
                                            -------   ------  -------   -------
Gross profit..............................    8,863    3,813   15,232    27,908
Unallocated operating expenses............                               37,834
                                                                        -------
  Operating loss..........................                               (9,926)
Other income, net.........................                                2,066
                                                                        -------
  Loss before income taxes................                               (7,860)
Income tax provision......................                                  --
                                                                        -------
  Loss from continuing operations.........                              $(7,860)
                                                                        =======

                                                   WEB PLATFORM PRODUCTS
                                                   ---------------------
                                                     WEB SITE
                                                       / E-
                                           INTERNET   STORE   TIMBUKTU INTERNET
                                           EQUIPMENT PRODUCTS PRODUCTS EQUIPMENT
                                           --------- -------- -------- ---------
                   1998
Revenues..................................  $10,885    $691   $13,260   $24,836
Cost of revenues..........................    7,064      16       875     7,955
                                            -------    ----   -------   -------
Gross profit..............................    3,821     675    12,385    16,881
Unallocated operating expenses............                               24,985
                                                                        -------
  Operating loss..........................                               (8,104)
Other income, net.........................                                2,222
                                                                        -------
  Loss before income taxes................                               (5,882)
Income tax provision......................                                2,155
                                                                        -------
  Loss from continuing operations.........                              $(8,037)
                                                                        =======

                         NETOPIA, INC. AND SUBSIDIARIES

   The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in five regions, United States, Europe, Asia/Pacific, Canada and Other, and Latin America. Revenues outside of the United States are primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company's products and services and revenues by geographic region is as follows (in thousands):

                                                          Years ended September
                                                                   30,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
   United States........................................ $73,744 $31,945 $16,670
   Europe...............................................  13,558   9,820   6,215
   Asia/Pacific.........................................     826   1,066   1,175
   Canada and Other.....................................   1,689   1,222     706
   Latin America........................................     389      98      70
                                                         ------- ------- -------
     Total revenues..................................... $90,206 $44,151 $24,836
                                                         ======= ======= =======

   The Company has no material operating assets outside the United States.

   During the fiscal years ended September 30, 2000, 1999 and 1998:

  . Revenues from CLECs accounted for 40%, 9% and 0%, respectively, of our total revenues;

  . Covad Communications, a CLEC, accounted for 16%, 0% and 0%, respectively, of our total revenues;

  . Northpoint Communications, a CLEC, accounted for 12%, 6% and 0%, respectively, of our total revenues; and

  . Ingram Micro, a worldwide distributor of computer technology products and services, accounted for 7%, 10% and 12%, respectively, of our total revenues.

   No other customers during the fiscal years ended September 30, 2000, 1999 and 1998 accounted for 10% or more of our total revenues.

   For the fiscal year ended September 30, 2000, all revenue from Covad Communications related to our Internet equipment.

   For the fiscal years ended September 30, 2000 and 1999, all revenue from Northpoint Communications related to our Internet equipment.

   For the fiscal year ended September 30, 2000, 77% of our revenue from Ingram Micro related to our Internet equipment and 23% related to our Web Platform products. For the fiscal year ended September 30, 1999, 61% of our revenue from Ingram Micro related to our Internet equipment and 39% related to our Web Platform products. For the fiscal year ended September 30, 1998, 50% of our revenue from Ingram Micro related to our Internet equipment and 50% related to our Web Platform products.

   For the fiscal year ended September 30, 2000, there were five customers who each individually represented at least 5% of our total revenues and in aggregate, accounted for 46% of our total revenues. For the fiscal year ended September 30, 1999, there were two customers who each individually represented at least 5% of our total revenues and in aggregate accounted for 15% of our total revenues. For the fiscal year ended September 30, 1998, there were three customers who each individually represented at least 5% of our total revenues and in aggregate accounted for 21% of our total revenues.

                         NETOPIA, INC. AND SUBSIDIARIES

(10) Subsequent Events

   On December 8, 2000, we purchased $2.0 million of Series D Preferred stock in Megapath Networks Incorporated (Megapath). Megapath, a broadband service provider, provides high-speed, Internet access to small and midsize businesses. Megapath offers high-speed DSL access, Web-site design and development, e-commerce and Web hosting services. During the year ended September 30, 2000 Megapath had purchased our Internet equipment and licensed our Web site and e-commerce platform.

                          FINANCIAL STATEMENT SCHEDULE

           Schedule--Valuation and Qualifying Accounts (in thousands)

                                        Charged
                           Balance at  (credited)                       Balance
                           beginning  to costs and                     at end of
       Description         of period    expenses   Deductions Other(a)  period
       -----------         ---------- ------------ ---------- -------- ---------
Allowance for doubtful
 accounts:
  Fiscal year ended
   September 30, 2000....     $579       $2,832       $594      --      $2,817
  Fiscal year ended
   September 30, 1999....      400          534        355      --         579
  Fiscal year ended
   September 30, 1998....      566           96         31      231        400

Allowance for returns and
 rebates:
  Fiscal year ended
   September 30, 2000....     $217       $  336       $112      --      $  441
  Fiscal year ended
   September 30, 1999....      217          --         --       --         217
  Fiscal year ended
   September 30, 1998....      561          105        210      239        217

--------
(a) Amounts transferred with sale of LAN Division

Item 9. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

   Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Our executive officers and directors, and their ages as of December 1, 2000, are as follows:

          Name           Age                           Position
          ----           ---                           --------
Alan B. Lefkof(1).......  47 President, Chief Executive Officer and Director
James A. Clark..........  44 Vice President and Chief Financial Officer
Brooke A. Hauch.........  52 Senior Vice President and Chief Information Officer
David A. Kadish.........  48 Vice President, General Counsel and Secretary
Thomas A. Skoulis.......  44 Senior Vice President and General Manager, Web Platforms
Thomas J. Spadafore.....  42 Senior Vice President, Sales and Service, Web Platforms
Michael P. Trupiano.....  44 Senior Vice President and General Manager, Internet Equipment
Reese M. Jones..........  42 Chairman of the Board of Directors
David C. King(2)(3).....  40 Director
David F.                  51 Director
 Marquardt(2)(3)........

--------
(1) Member of the Stock Option Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

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

   Ms. Hauch. Brooke A. Hauch, Senior Vice President and Chief Information Officer, joined Netopia in October 1991. Prior to joining Netopia, Ms. Hauch was Vice President of Customer Service at Argonaut Information Systems, Inc., Western Regional Vice President of Software Sales and Consulting at Ross Systems, Inc. and Project Manager at Blue Cross of Northern California. Ms. Hauch holds a bachelor's degree in business from Arizona State University.

   Mr. Kadish. David A. Kadish, Vice President, General Counsel and Secretary, joined Netopia in June 1999. Prior to joining Netopia, Mr. Kadish provided legal consulting services to Netopia from September 1997 to June 1999. Mr. Kadish operated an independent legal consulting practice from May 1996 to June 1999. He served as Senior International Counsel and Manager, Intellectual Property Law for the Electric Power Research Institute, Inc., from December 1997 to June 1999. He was Vice President, General Counsel and Secretary of Integral Systems, a developer of large scale, client/server business application software, from September 1987 to April 1996. Mr. Kadish received a B.A. in American history from University of California at Santa Cruz in 1973, an M.A. in American history from Brandeis University in 1974, and a J.D. from Yale University in 1979.

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

   Mr. Spadafore. Thomas J. Spadafore, Senior Vice President, Sales and Service, Web Platforms, joined Netopia in July 1997. Prior to joining Netopia, Mr. Spadafore was Senior Director of major accounts at NETCOM Communications form March 1994 to June 1997. Before joining NETCOM, Mr. Spadafore was Senior Account Executive at Apple Computer from 1984 to 1993 and was a professional football player in the NFL for the San Diego Chargers, Washington Redskins and the Los Angelas Rams from 1980 to 1983. He holds a B.A. in Elementary Education and Special Education and an M.A. in Computer Technology and Education from Boise State University.

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

   Mr. King. David C. King has been a director of Netopia since January 2000. Mr. King is currently President, Chief Executive Officer and Chairman of the Board of Directors of Proxim, Inc., a developer of wireless local area networking products. Mr. King joined Proxim in December 1992 as Vice President of Marketing and Acting Chief Financial Officer. In July 1993, Mr. King was appointed President, Chief Executive Officer and director, and in January 1996, was appointed Chairman of the Board. From December 1990 to November 1992, Mr. King served in various executive capacities at Vitalink Communications Corporation. From 1985 to 1990, Mr. King was Senior Manager in the San Francisco office of McKinsey & Company, Inc. Mr. King holds an A.B. in Economics, as well as an M.B.A. and J.D. from Harvard University.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management

   The information required by item 12 is incorporated by reference from the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 2000.

Item 13. Certain Relationships And Related Transactions

   The information required by item 13 is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended September 30, 2000.

                                    PART IV.

Item 14. Exhibits, Financial Schedules And Reports On Form 8-K

   (A) See Item 8 for an index to the consolidated financial statements and supplementary financial information.

   (B) There were no filings on Form 8-K for the three months ended September 30, 2000.

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

 10.1(a) Form of Indemnification Agreement entered into between the Registrant and it Directors and Officers

 10.2(a)   1996 Stock Option Plan and forms of agreements thereunder

 10.3(a)   Employee Stock Purchase Plan

 10.4(b)   Office Lease Agreement between the Company and WHLW Real Estate
           Limited Partnership, dated May 1, 1997

 10.5(b)   Real Property Lease Extension Agreement between the Company and
           Bobwhite Meadow, L.P., dated March 1, 1996

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

 10.9(f) Agreement and Plan of Reorganization, dated February 22, 2000 by and among Netopia, Inc., a Delaware corporation, WO Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Netopia (Sub) and WebOrder, a California corporation (WebOrder)

 11.1      Reference is made to Note 1 of Notes to Consolidated Financial
           Statements

 21.1(g,h) Subsidiaries of the Registrant

 23.1      Consent of Independent Auditors

 24.1      Power of Attorney (see Signature page)

 27.1      Financial Data Schedule

--------
(a) Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868).
(b) Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 1997.
(c) Incorporated by reference to our Form 8-K as filed on August 20, 1998.
(d) Incorporated by reference to our form 10-K for the fiscal year ended September 30, 1998.
(e) Incorporated by reference to our Form 8-K as filed on October 28, 1999.
(f) Incorporated by reference to our Form 8-K as filed on April 7, 2000.
(g) Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868) for our Subsidiary in France.
(h) Updated for our new subsidiaries in the United States.

                                   SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of Alameda, State of California on this 19th day of December, 2000.

                                          Netopia, Inc.

                                                    /s/ Alan B. Lefkof
                                          By: _________________________________
                                                      Alan B. Lefkof
                                               President and Chief Executive
                                                          Officer

Dated: December 19, 2000

                               POWER OF ATTORNEY

   By signing this form 10-K below, I hereby appoint each of Alan B. Lefkof and David A. Kadish as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Alan B. Lefkof             President, Chief Executive  December 19, 2000
______________________________________  Officer and Director
            Alan B. Lefkof              (Principal Executive
                                        Officer)

        /s/ James A. Clark             Vice President and Chief    December 19, 2000
______________________________________  Financial Officer
            James A. Clark              (Principal Financial and
                                        Accounting Officer)

        /s/ Reese M. Jones             Chairman of the Board of    December 19, 2000
______________________________________  Directors
            Reese M. Jones

     /s/  David F. Marquardt           Director                    December 19, 2000
______________________________________
          David F. Marquardt

       /s/  David C. King              Director                    December 19, 2000
______________________________________
            David C. King