Form 10-Q
period 2000-12-31
NETOPIA INC
filed 2001-02-06
CIK 1012482

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  __________

                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000


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


                           2470 Mariner Square Loop
                           Alameda, California 94501
         (Address of principal executive offices, including Zip Code)
                                  __________


                                (510) 814-5100
             (Registrant's telephone number, including area code)
                                  __________


     Indicate by [X] check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes                 No    X
                        -------            -------

     As of January 31, 2001 there were 17,853,199 shares of the Registrant's Common Stock outstanding.

================================================================================

NETOPIA, INC.
FORM 10-Q
TABLE OF CONTENTS                                                                                               PAGE
--------------------------------------------------------------------------------------------------------------------
PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements................................................   2

           Condensed consolidated balance sheets at December 31, 2000 and September 30, 2000....................   2

           Condensed consolidated statements of operations for the three months ended December 31, 2000 and
           1999.................................................................................................   3

           Condensed consolidated statements of cash flows for the three months ended December 31, 2000 and
           1999.................................................................................................   4

           Notes to condensed consolidated financial statements.................................................   5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................   9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................................  27

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................................................................  29

SIGNATURE.......................................................................................................  30

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
(unaudited)                                                               December 31,    September 30,
                                                                              2000            2000
                                                                          -----------------------------
ASSETS

Current assets:
     Cash and cash equivalents........................................... $     37,430    $      37,839
     Short-term investments..............................................       16,074           21,938
     Trade accounts receivable, less allowance for doubtful accounts and
          returns of $4,926 and $3,258 respectively......................       14,413           15,646
     Inventories, net....................................................       11,480           10,284
     Prepaid expenses and other current assets...........................        4,227            2,341
                                                                          ------------    -------------
              Total current assets.......................................       83,624           88,048
Furniture, fixtures and equipment, net...................................        5,148            4,469
Intangible assets, net...................................................       28,021           31,016
Deposits and other assets................................................        6,371            4,840
                                                                          ------------    -------------
                                                                          $    123,164    $     128,373
                                                                          ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.................................................... $      7,552    $       8,547
     Accrued compensation................................................        2,910            2,756
     Accrued liabilities.................................................        1,505            1,332
     Deferred revenue....................................................        3,620            2,215
     Other current liabilities...........................................        2,620              906
                                                                          ------------    -------------
              Total current liabilities..................................       18,207           15,756
Long-term liabilities....................................................          245              328
                                                                          ------------    -------------
              Total liabilities..........................................       18,452           16,084

Commitments and contingencies

Stockholders' equity:
 Common stock: $0.001 par value, 25,000,000 shares authorized;
     17,639,608 and 17,587,615 shares issued and outstanding at
     December 31, 2000 and September 30, 2000, respectively..............           18               17
     Additional paid-in capital..........................................      142,932          142,857
     Accumulated deficit.................................................      (38,238)         (30,079)
     Accumulated other comprehensive income..............................           --             (506)
                                                                          ------------    -------------
              Total stockholders' equity.................................      104,712          112,289
                                                                          ------------    -------------
                                                                          $    123,164    $     128,373
                                                                          ============    =============

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)
(unaudited)                                                          Three months ended
                                                                         December 31,
                                                                    --------------------
                                                                      2000        1999
                                                                    --------------------
Revenues:
     Internet equipment...........................................  $ 14,845    $ 10,839
     Web platform licenses and services...........................     5,548       5,453
                                                                    --------    --------
          Total revenues..........................................    20,393      16,292

Cost of revenues:
     Internet equipment...........................................     9,795       7,609
     Web platform licenses and services...........................       201         122
                                                                    --------    --------
          Total cost of revenues..................................     9,996       7,731
                                                                    --------    --------

     Gross profit.................................................    10,397       8,561

Operating expenses:
     Research and development.....................................     3,669       2,998
     Selling and marketing........................................     7,185       5,647
     General and administrative...................................     3,143         976
     Acquired in-process research and development.................        --       5,668
     Amortization of goodwill.....................................     2,996       1,709
                                                                    --------    --------
          Total operating expenses................................    16,993      16,998
                                                                    --------    --------

          Operating loss..........................................    (6,596)     (8,437)

Other income (loss):
     Unrealized loss on impaired securities.......................      (981)         --
     Other income, net............................................       973         828
                                                                    --------    --------
          Total other income (loss)...............................        (8)        828
                                                                    --------    --------

          Loss from continuing operations before income taxes.....    (6,604)     (7,609)
Income tax provision..............................................        --          --
                                                                    --------    --------

          Loss from continuing operations.........................    (6,604)     (7,609)

Cumulative effect from adoption of Staff Accounting Bulletin 101..    (1,555)         --

Gain on sale from discontinued operations, net of taxes...........        --       1,147
                                                                    --------    --------

          Net loss................................................  $ (8,159)   $ (6,462)
                                                                    ========    ========

Comprehensive loss:
     Net loss.....................................................  $ (8,159)   $ (6,462)
     Other comprehensive income...................................        --         305
                                                                    --------    --------
          Total comprehensive loss................................  $ (8,159)   $ (6,157)
                                                                    ========    ========

Per share data, net loss:
     Basic and diluted loss per share.............................  $  (0.46)   $  (0.40)
                                                                    ========    ========
     Shares used in the per share calculations....................    17,607      16,047
                                                                    ========    ========

See accompanying notes to condensed consolidated financial statements

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)                                                                              Three months ended December 31,
                                                                                      --------------------------------------
                                                                                           2000                   1999
                                                                                      --------------------------------------
Cash flows from operating activities:
Net loss............................................................................  $        (8,159)       $        (6,462)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................................            3,732                  1,887
    Charge for in-process research and development..................................               --                  5,668
    Changes in allowance for doubtful accounts and returns on accounts
       receivable...................................................................            1,668                    135
    Changes in operating assets and liabilities:
       Trade accounts receivable....................................................             (435)                (2,938)
       Inventories..................................................................           (1,195)                (1,138)
       Prepaid expenses, and other current assets...................................           (1,886)                    96
       Deposits and other assets....................................................              (10)                    54
       Accounts payable and accrued liabilities.....................................             (668)                   990
       Deferred revenue.............................................................            1,344                    348
       Other liabilities............................................................            1,691                    323
                                                                                      ---------------        ---------------
           Net cash used in operating activities....................................           (3,918)                (1,037)
                                                                                      ---------------        ---------------

Cash flows from investing activities:
    Purchase of furniture, fixtures and equipment...................................           (1,200)                  (116)
    Capitalization of software development costs....................................             (211)                  (111)
    Acquisition of technology.......................................................               --                (10,855)
    Purchase of long-term investment................................................           (2,000)                    --
    Purchase of short-term investments..............................................          (12,764)               (25,635)
    Proceeds from the sale and maturity of short-term investments...................           18,628                    974
    Unrealized loss on impaired securities..........................................              981                     --
                                                                                      ---------------        ---------------
           Net cash provided by (used in) investing activities......................            3,434                (35,743)
                                                                                      ---------------        ---------------

Cash flows from financing activities:
    Proceeds from the issuance of common stock, net.................................               75                  1,540
                                                                                      ---------------        ---------------
           Net cash provided by financing activities................................               75                  1,540
                                                                                      ---------------        ---------------

Net decrease in cash and cash equivalents...........................................             (409)               (35,240)
Cash and cash equivalents, beginning of period......................................           37,839                 61,381
                                                                                      ---------------        ---------------
Cash and cash equivalents, end of period............................................  $        37,430        $        26,141
                                                                                      ===============        ===============

Supplemental disclosures of noncash investing and financing activities:
    Issuance of common stock and common stock options for acquisition of intangible
    assets..........................................................................  $            --        $        17,322
                                                                                      ===============        ===============

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(1)  Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in our opinion are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2001.

(2)  Recent Accounting Pronouncements
     --------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 in its fiscal first quarter of 2001 which did not have a material effect on its condensed consolidated balance sheet or condensed consolidated statement of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in its fiscal first quarter of 2001 resulting in a $1.6 million charge to its condensed consolidated statement of operations and a $1.6 million increase in deferred revenue to its condensed consolidated balance sheet. The cumulative effect of adoption of SAB 101 reflects a change in revenue recognition for Web platform licenses that provided for upfront nonrefundable payments. This revenue is being amortized over the terms of the licenses, of which approximately $267,000 was recognized during the three months ended December 31, 2000.

     In March 2000, the FASB issued Interpretation (FIN) No.44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board (APB) No. 25. APB No. 25 clarifies (a) the definition of employee for purposes of applying APB No. 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and, (d) the accounting for an exchange of stock compensation awards in a business compensation. The Company adopted FIN No. 44 on July 1, 2000 which did not have a material effect on the Company's condensed consolidated statement of operations or condensed consolidated balance sheet.

(3)  Inventories
     -----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventories consisted of the following (in thousands):

                                                 December 31,     September 30,
                                                     2000             2000
                                                 ------------     ------------

     Raw materials and work in process........        $ 7,678          $ 4,723
     Finished goods...........................          3,802            5,561
                                                 ------------     ------------
                                                      $11,480          $10,284
                                                 ============     ============

(4)  Furniture, Fixtures and Equipment, net (in thousands):
     -----------------------------------------------------


                                                    December 31,  September 30,
                                                        2000           2000
                                                    ------------  -------------

     Furniture, fixtures and equipment............  $     13,016  $      16,480
     Accumulated depreciation and amortization....
                                                          (7,868)       (12,011)
                                                    ------------  -------------
                                                    $      5,148  $       4,469
                                                    ============  =============

(5)  Net Loss Per Share
     ------------------

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

Computation of net loss per share
(in thousands, except per share amounts)

                                                                 Three months ended
                                                                     December 31,
                                                           -------------------------------
                                                                2000             1999
                                                           --------------   --------------
     Computation Of Basic And Diluted Net Loss Per Share:

         Net loss........................................  $       (8,159)  $       (6,462)
                                                           ==============   ==============
         Weighted average number of common stock
         outstanding.....................................          17,607           16,047
                                                           ==============   ==============
          Basic and diluted net loss per common share....  $        (0.46)  $        (0.40)
                                                           ==============   ==============

     Potentially dilutive common shares have been excluded from the computation of diluted net loss per share for the three months ended December 31, 2000 and 1999 since their effect on net loss per share is antidilutive due to the losses incurred in each period. Consequently, the number of shares in the computations of basic and diluted net loss per share is the same for each period. Potentially dilutive common shares which were excluded from the computation of diluted net loss per share consisted of options to purchase common stock totaling 5,187,248 and 3,803,516 shares, respectively, for the three months ended December 31, 2000 and 1999, and warrants to purchase common stock totaling 5,000 and 60,000 shares, respectively, for the three months ended December 31, 2000 and 1999.

(6)  Geographic, Segment and Significant Customer Information
     --------------------------------------------------------

     Statement of Financial Accounting Standards (SFAS ) No. 131, Disclosure about Segments of an Enterprise and Related Information establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining what information is reported, is based on the organization of operating segments and the related information that our Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Our Chief Executive Officer (CEO) is considered our CODM. For purposes of making operating decisions and assessing financial performance, our CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Currently, operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

     We generate revenue from three groups of products and services. Disaggregated financial information regarding our three operating segments for the three months ended December 31, 2000 and 1999 is as follows (in thousands):

                                                        -------------------------
                                                          Web Platform Products
                                            ---------   -------------------------   --------------
                                            Internet      Web Site/E-    Timbuktu
                                            Equipment   Store Products   Products   Total Products
                                            ---------   --------------   --------   --------------
    Three months ended December 31, 2000
    ------------------------------------
Revenues .....................              $ 14,845      $  2,163       $  3,385       $ 20,393
Cost of revenues .............                 9,795           145             56          9,996
                                            --------      --------       --------       --------
Gross profit .................                 5,050         2,018          3,329         10,397
Unallocated operating expenses                                                            16,993
                                                                                        --------
       Operating loss ........                                                          $ (6,596)
                                                                                        ========

                                                        -------------------------
                                                          Web Platform Products
                                            ---------   -------------------------   --------------
                                            Internet      Web Site/E-    Timbuktu
                                            Equipment   Store Products   Products   Total Products
                                            ---------   --------------   --------   --------------
    Three months ended December 31, 1999
    ------------------------------------
 Revenues...........................        $ 10,839      $  1,832       $  3,621       $ 16,292
 Cost of revenues...................           7,609             6            116          7,731
                                            --------      --------       --------       --------
 Gross profit..........................        3,230         1,826          3,505          8,561
 Unallocated operating expenses                                                           16,998
                                                                                        --------
        Operating loss.................                                                 $ (8,437)
                                                                                        ========

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


                                             Three Months Ended
                                                December 31,
                                        -----------------------------
                                             2000            1999
                                        -------------- --------------
United States........................   $       16,817 $       12,282
Europe...............................            2,923          3,260
Asia/Pacific.........................              223            299
Canada and Other.....................              401            359
Latin America .......................               29             92
                                        -------------- --------------
     Total revenues                     $       20,393 $       16,292
                                        ============== ==============

     We do not have material operating assets outside of the United States.

     During the three months ended December 31, 2000:

     . Rhythms Netconnections, a competitive local exchange carrier (CLEC), accounted for 17% of our total revenues and 12% of our total accounts receivable at December 31, 2000. All revenues derived from this customer were related to sales of our Internet equipment; and

     . Network Telephone, a CLEC, accounted for 12% of our total revenues and 16% of our total accounts receivable at December 31, 2000. Approximately 93% of our revenues derived from Network Telephone related to sales of our Internet equipment and 7% related to sales of our Web platform products.

     No other customers during the three months ended December 31, 2000 accounted for 10% or more of our total revenues.

     During the three months ended December 31, 1999, Northpoint Communications, a CLEC, accounted for 12% of our total revenues and 11% of our total accounts receivable as of December 31, 1999. All revenues derived from this customer were related to sales of our Internet equipment. No other customer during the three months ended December 31, 1999 accounted for 10% or more of our total revenues. One other customer accounted for 10% of our total accounts receivable as of December 31, 1999.

(7)  Subsequent Events
     -----------------

     On January 23, 2001, the Company announced that it had entered into a definitive agreement pursuant to which Proxim, Inc., (Proxim) a provider of wirefree broadband networking, will acquire the Company's stock in a stock-for-stock merger. Under the terms of the merger agreement, each share of the Company's common stock will be converted into 0.3 shares of Proxim common stock, resulting in an aggregate purchase price of approximately $223 million, based on the closing price of Proxim stock on January 23, 2001. The acquisition is expected to be completed during the latter part of the Company's fiscal second quarter or early fiscal third quarter of 2001. The closing of the acquisition is subject to governmental approvals, shareholder approval, and customary closing conditions.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

     Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other "forward-looking" information. We believe it is important to communicate our expectations to investors. There may be events in the future, however, that we are not able to predict or over which we have no control. The risk factors listed in this Form 10-Q, as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-Q could seriously harm our business and that upon the occurrence of any of these events, the trading price of our common stock could decline.

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

     Our broadband Internet equipment includes DSL, T1/Frame Relay, integrated services digital network (ISDN) and dual analog Internet routers. Our DSL Internet routers are interoperable with major central office equipment suppliers, including Alcatel, Cisco, Ericsson, Copper Mountain Networks, Lucent Technologies, Nokia, Nortel, Orckit, Paradyne, and Siemens.

     Our Web platform includes the Netopia Site Server (NSS) and the Netopia Commerce Server (NCS). The NSS delivers Web sites, and the NCS provides those web sites full electronic commerce capabilities. The NSS offers customers a wide array of Web site content packages that are pre-configured Web site templates. Customers can choose content packages to create sites that contain the pages, tools, and information they want. NCS works together with NSS to integrate an end-to-end e-commerce solution with a Web site. NCS provides shopping cart and secure checkout capabilities, giving an e-store owner full control over store administration. Our Web platform offers a "no assembly required" set-up and hosting service which is optimized for partner integration.

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

     During the three months ended December 31, 2000:

     . Our five largest customers, who each individually represented at least 5% of our total revenues, accounted for 52% of our total revenues;

     . Rhythms Netconnections, a CLEC, accounted for 17% of our total revenues; and

     .    Network Telephone, a CLEC, accounted for 12% of our total revenues.

        No other customers during the three months ended December 31, 2000 accounted for 10% or more of our total revenues.

        During the three months ended December 31, 1999:

     . Our four largest customers, who each individually represented at least 5% of our total revenues, accounted for 33% of our total revenues; and

     . Northpoint Communications (Northpoint), a CLEC, accounted for 12% of our revenues.

        No other customer during the three months ended December 31, 1999 accounted for 10% or more of our total revenues.

     We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products. These customers could cease purchasing our products at any time, which could seriously harm our business.

     Historically, a significant portion of our revenues have been derived from customers outside of the United States, and we expect this trend to continue. For the three months ended December 31, 2000 and 1999, international revenues accounted for 18% and 25%, respectively, of our total revenues.

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

     We provide end users of our products with a one-year limited warranty on our Internet equipment and a 90-day limited warranty on single-user versions of our Timbuktu Pro software. We permit end users to return our Internet equipment and Timbuktu Pro for replacements or for refund of the full purchase price if the products do not perform as warranted. Our Web site and e-commerce products are provided on an "as is" basis, and we generally do not offer a warranty on these products. End users of our Web platform generally are offered a free 30-day evaluation period to evaluate the product prior to purchase and thereafter can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

Results of Operations for the Three Months Ended December 31, 2000 and 1999

     The following table sets forth for the periods indicated, certain statement of operations data expressed as a percentage of revenues.

                                                                                        Three months ended
                                                                                     ------------------------
                                                                                            December 31,
                                                                                     ------------------------
                                                                                       2000             1999
                                                                                     -------          -------
 Revenues:
     Internet equipment ..........................................................      72.8%            66.5%
     Web platform licenses and services ..........................................      27.2%            33.5%
                                                                                     -------          -------
          Total revenues .........................................................     100.0%           100.0%

 Cost of revenues:
     Internet equipment ..........................................................      48.0%            46.7%
     Web platform licenses and services ..........................................       1.0%             0.8%
                                                                                     -------          -------
          Total cost of revenues .................................................      49.0%            47.5%
                                                                                     -------          -------

     Gross profit ................................................................      51.0%            52.5%

 Operating expenses:
     Research and development ....................................................      18.0%            18.4%
     Selling and marketing .......................................................      35.2%            34.7%
     General and administrative ..................................................      15.4%             6.0%
     Acquired in-process research and development ................................        --             34.8%
     Amortization of goodwill ....................................................      14.8%            10.5%
                                                                                     -------          -------
          Total operating expenses ...............................................      83.4%           104.3%
                                                                                     -------          -------

          Operating loss .........................................................     (32.4%)          (51.8%)

Other income (loss):
     Unrealized loss on impaired securities ......................................      (4.8%)             --

     Other income, net ...........................................................       4.8%             5.1%
                                                                                     -------          -------
          Total other income (loss) ..............................................       0.0%             5.1%
                                                                                     -------          -------

          Loss from continuing operations before income taxes.....................     (32.4%)          (46.7%)
Income tax provision .............................................................        --               --
                                                                                     -------          -------

            Loss from continuing operations ......................................     (32.4%)          (46.7%)

 Cumulative effect from adoption of Staff Accounting Bulletin 101.................      (7.6%)             --
 Gain on sale from discontinued operations, net of taxes .........................        --              7.0%
                                                                                    -------          -------

            Net loss .............................................................     (40.0%)          (39.7%)
                                                                                     =======          =======

     Revenue. Our revenues increased 25.2% to $20.4 million in the three months ended December 31, 2000 from $16.3 million in the three months ended December 31, 1999.

     The increase in the three months ended December 31, 2000 was primarily due to increased sales of our DSL Internet equipment in North America. Most notably, sales to Rhythms Netconnections, a CLEC, were $3.5 million for the three months ended December 31, 2000. There were no sales made to Rhythms Netconnections for the three months ended December 31, 1999. Sales to Network Telephone, a CLEC, increased 11,517% to $2.5 million in the three months ended December 31, 2000 from $21,000 in the three months ended December 31, 1999. Both Rhythms Netconnections and Network Telephone distribute our products to end users.

     These increases were partially offset by declining average selling prices of our Internet equipment as a result of price competition.

     International revenues decreased 10.8% to $3.6 million in the three months ended December 31, 2000 from $4.0 million in the three months ended December 31, 1999. International revenues decreased primarily due to decreased sales of our Web platform products internationally. International revenues accounted for 18% and 25% of our total revenues for the three months ended December 31, 2000 and 1999, respectively. International revenues declined as a percentage of total revenues primarily due to increasing sales of our DSL Internet equipment and Web platform products in the United States.

     The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.

                                                           Three months ended December 31,
                                                           -------------------------------
                                                            2000                  1999
     -------------------------------------------------------------------------------------
     Europe ......................................              14                      20%
     Pacific Rim .................................               1                       2
     Canada and Other ............................               3                       3
                                                            ------------------------------
       Subtotal international revenues............              18                      25
     United States ...............................              82                      75
                                                            ------------------------------
          Total revenues .........................             100%                    100%
                                                            ==============================

     Although international revenues decreased as a percentage of total revenue in the three months ended December 31, 2000, a substantial portion of our revenues were derived from sales to international customers, and we expect sales to international customers to increase in absolute dollars on an annual basis.

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

     Although our revenues in the three months ended December 31, 2000 increased 25.2% over revenues in the three months ended December 31, 1999, our revenues decreased 13.6% sequentially from $20.4 million in the three months ended December 31, 2000 from $23.6 million in the three months ended September 30, 2000. The sequential decrease was attributable to a 12.2% decrease in our Internet equipment revenue which was $14.8 million in the three months ended December 31, 2000 compared to $16.9 million in the three months ended September 30, 2000 and a 17.1% decrease in our Web platform licenses and services revenue which was $5.5 million in the three months ended December 31, 2000 compared to $6.7 million in the three months ended September 30, 1999. We believe the sequential revenue decline reflects changes in the external financing environment for the telecommunication carriers and service providers that are the primary channel for our products. These competitive telecommunications service providers have generally incurred operating losses and negative cash flows as they establish their networks and operations. Accordingly, these channel partners are dependent on continued access to new sources of capital. We believe that the current external financing environment is challenging for these competitive telecommunications service providers. For example, we fully reserved $1.8 million of outstanding accounts receivable owed by two customers in the three months ended December 31, 2000. Of the $1.8 million amount, approximately $1.7 million related to outstanding receivables from Northpoint Communications (Northpoint). As of December 31, 2000, we have discontinued shipping products to Northpoint due to concerns over their financial condition. In January, 2001, Northpoint announced it had filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code.

     On Wednesday, November 29, 2000, Verizon announced its intent to end merger negotiations with Northpoint. Northpoint publicly discussed that alternative sources of financing were in place. In addition, the Company's Chairman and Chief Executive Officer, Alan Lefkof, was assured of alternative sources of financing in place from direct correspondence with Northpoint. Based on the preceding factors and the Company's long term relationship with Northpoint, the Company determined that reasonable efforts were made to evaluate Northpoint's collection risk and the Company shipped products to Northpoint. On January 16, 2001, Northpoint filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code.

     Gross Margin. Our total gross margin decreased to 51.0% in the three months ended December 31, 2000 from 52.5% in the three months ended December 31, 1999. The decrease was primarily due to:

     . The increased proportion of our Internet equipment revenue to total revenue in the three months ended December 31, 2000; and

     .    Increased costs related to supporting our Web platform products.

     These decreases were partially offset by declining average costs of our Internet equipment.

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

     Research and Development. Our research and development expenses increased 22.4% to $3.7 million for the three months ended December 31, 2000 from $3.0 million for the three months ended December 31, 1999. Research and development expenses increased primarily due to increased headcount and employee related expenses related to our Internet equipment and Web platform products, increased use of third party contractors, increased development expenses related to our DSL Internet equipment as we continue to expand our DSL product line and capabilities, and our acquisition of WebOrder in March 2000 whose operations were not included in our research and development expenses for the three months ended December 31, 1999.

     We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars for the remainder of fiscal 2001 and into fiscal 2002 as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the three months ended December 31, 2000, we capitalized $211,000 of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

     Selling and Marketing. Our selling and marketing expenses increased 27.2% to $7.2 million for the three months ended December 31, 2000 from $5.6 million for the three months ended December 31, 1999. Selling and marketing expenses increased primarily due to:

     . Increased headcount and other employee related expenses to support our increased sales and marketing efforts;

     .    Increased commission costs in line with higher revenue levels; and

     . Increased travel and advertising costs related to developing new and supporting our existing sales and marketing channels;

     These expenses were partially offset by reduced use of external marketing professional services and reduced participation in trade shows.

     We believe that our selling and marketing expenses will increase in absolute dollars for the remainder of fiscal year 2001 and into fiscal 2002 as a result of:

     . Increased advertising and promotional campaigns related to our e-commerce Web platform as well as our DSL Internet equipment; and

     . Continued expansion of our sales staff domestically and internationally.

     General and Administrative. Our general and administrative expenses increased 222.0% to $3.1 million for the three months ended December 31, 2000 from $976,000 for the three months ended December 31, 1999. General and administrative expenses increased primarily due to:

     . A special provision for doubtful accounts related to outstanding accounts from two customers as addressed above; and

     .    Increased headcount and other employee related expenses.

     Acquired In-Process Research and Development. Based upon an independent third party valuation analysis of our acquisition of StarNet, we allocated a one-time charge of approximately $5.7 million of the purchase price to acquired in-process research and development for the three months ended December 31, 1999.

     Amortization of Goodwill and Other Intangible Assets. For the three months ended December 31, 2000, amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of Serus, netOctopus, StarNet and WebOrder.

     The amount allocated to goodwill and other intangible assets in connection with our acquisition of WebOrder was $17.1 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. For the three months ended December 31, 2000, we amortized $1.1 million in goodwill and other intangible assets related to our acquisition of WebOrder. The amount allocated to goodwill and other intangible assets in connection with our acquisition of StarNet was $22.4 million. We are amortizing the goodwill and other intangible assets over four and three years, respectively. For the three months ended December 31, 2000, and 1999, we amortized we amortized $1.7 million and $1.5 million, respectively, in goodwill and other intangible assets related to our acquisition of StarNet. The amount allocated to goodwill and other intangible assets in connection with our acquisition of Serus was $2.1 million. We are amortizing the goodwill and other intangible assets over four years. For the three months ended December 31, 2000 and 1999, we amortized $134,000 and $133,000, respectively, in goodwill and other intangible assets related to our acquisition of Serus. The amount allocated to goodwill and other intangible assets in connection with our acquisition of netOctopus was $700,000. We are amortizing the goodwill and other intangible assets over four years. For the three months ended December 31, 2000 and 1999, we amortized $56,000 respectively in goodwill and other intangible assets related to our acquisition of netOctopus.

     Other Income (loss). Other income (loss), primarily represents interest income we earn on our cash, cash equivalents and short-term investments in addition to both realized and unrealized gains and losses on foreign currency transactions. Other income (loss), decreased 101.0% to ($8,000) for the three months ended December 31, 2000 from $828,000 for the three months ended December 31, 1999. The decrease was due to an unrealized loss on impaired securities that was recorded to reflect the other than temporary decline in the value of our investment in Northpoint.

     Income Tax Provision. We did not record an income tax provision during the three months ended December 31, 2000 or 1999 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. We may begin recording a provision for income taxes in our fiscal year 2001. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our economic outlook for the remainder of fiscal year 2001, and fiscal years 2002 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in a non-recurring income tax benefit.

     Cumulative Effect From Adoption Of Staff Accounting Bulleting 101. In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in its fiscal first quarter of 2001 and recorded a $1.6 million charge to its condensed consolidated statement of operations and $1.6 million in deferred revenue to its condensed consolidated balance sheet.

     Gain on Sale From Discontinued Operations. Gain on sale from discontinued operations of $1.1 million in the three months ended December 31, 1999 primarily represents the reversal of a liability we recorded for the excess space created at our Alameda, California facility, in connection with the sale of our LAN Division in August 1998, that we believed could not be subleased to third parties.

Other Factors That You Need To Be Aware Of Which May Affect Our Future Operating Results

We have recently agreed to be acquired by Proxim and will be subject to risks of the combined company following completion of this acquisition. In the event that we are unable to complete the acquisition or if the acquisition is delayed, our business could be seriously harmed.

     In January 2001, we entered into an agreement to be acquired by Proxim, a provider of wirefree broadband networking solutions. We intend to complete this acquisition no later than June 30, 2001. In connection with this transaction, our stockholders will receive 0.3 shares of Proxim common stock in exchange for each share of Netopia common stock and thereafter will be subject to risks associated with Proxim's business and the integration of Netopia's business into Proxim.

     We expect that management will be devoting significant resources to consummating the transaction and integrating our business with Proxim's business. Prior to the completion of the acquisition, our customers may delay or even cancel significant sales orders from us due to the uncertainty caused by our proposed combination with Proxim. As a result, our sales and revenue performance may be harmed pending completion of the acquisition, and any delays in completing the acquisition may further harm our business. If the proposed acquisition by Proxim is not completed for any reason, we may be unable to regain our financial and market position due to diversion of management attention from our day-to-day business, and the disruption of employees and our relationships with customers and suppliers during the period leading up to the proposed acquisition. In addition, we may be obligated to pay Proxim a termination fee in the amount of $6.7 million, in the event of an acquisition proposal received from a third party, under certain circumstances, and we will be obligated to pay a portion of the legal, accounting and investment banking fees incurred by Proxim in connection with the proposed acquisition. Our stock price may also decline to the extent that the current market price of our stock reflects a market assumption that the acquisition will be completed.

We depend upon the ability of emerging competitive telecommunications carriers and service providers to compete effectively with traditional telephone companies in providing DSL services.

     In the United States, purchasers of our DSL Internet equipment have primarily been emerging competitive telecommunications service carriers and providers such as Rhythms Netconnections, Network Telephone, Covad Communications, Northpoint Communications, and Internet service providers such as Megapath Networks, PSINet, Onsite Access, UUnet, Verio, and XO Communications. We depend upon the ability of such competitive telecommunications service providers to offer DSL services successfully and become sustainable businesses. These competitive telecommunications service providers are competing with traditional regional telephone companies and with each other. Traditional regional telephone companies may have a number of competitive advantages over their new competitors, including greater resources, name recognition and access to customers. Also, traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install DSL equipment at the regional telephone companies' central offices. These competitive telecommunications service providers have generally incurred operating losses and negative cash flows as they establish their networks and operations. Accordingly, these channel partners are dependent on continued access to new sources of capital. We believe that the current external financing environment is challenging for these competitive telecommunications service providers. Northpoint Communications, which has been an important customer, filed a voluntary bankruptcy petition on January 16, 2001.

The DSL market has experienced significant business difficulties during the past year, which have negatively affected our business and operating results.

     Our most significant customers are competitive local exchange carriers (CLECs) and Internet service providers (ISPs). Since mid-2000, CLECs have experienced significant business difficulties due to an inability to obtain financing to continue to build out their networks. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock. Our four largest CLEC customers in 2000, Jato Communications, Northpoint Communications, Covad Communications and Rhythms NetConnections, have demonstrated the following market difficulties:

 . Jato Communications ceased operations in December 2000 and voluntarily transferred its assets to its largest secured creditors;

 . Northpoint Communications voluntarily filed for Chapter 11 bankruptcy on January 16, 2001;

 . Covad Communications has reduced its breadth of network build-out and significantly scaled back its operations; and

 . Rhythms NetConnections similarly announced on January 16, 2001 its intention to reduce the number of markets in which it offers services and significantly scaled back its operations.

     The financing market for CLECs has remained difficult and has been largely closed in recent months, resulting in significantly decreased sales to CLECs and write offs of receivables.

     Like the CLECs, ISPs have struggled in the past year. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, the lack of differentiation has led to significant erosion in the prices charged to customers. Our leading ISP customers in 2000, PSI Net, LMKI, Flashcom Communications, Zyan Communications and Fastpoint Technology, all have experienced significant business difficulties and some have filed for bankruptcy or ceased operations. The pricing pressure for ISPs continues to date, and, accordingly, sales of our products to ISPs have decreased and remain difficult.

     Our products are generally intended for use by small- to mid-sized businesses. The residential home market for ISP services is growing faster than the business market to which our products are targeted. If we fail to successfully address the residential home market for ISP services, our business will be materially and adversely affected.

     With the challenging environment for CLECs and ISPs and the slow growth in sales to businesses by ISPs, we have recently focused on attempting to penetrate the incumbent local exchange carrier, or ILEC, market domestically and overseas. Selling products to ILECs is challenging as there is a substantial and time-consuming product evaluation process and a long-term contract cycle. We can offer no assurance that we will be successful in penetrating the ILEC market.

     The loss of, or decline in, purchases by one or more of our key distributors or customers would result in a significant decline in our revenues.

     Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. For the three months ended December 31, 2000, our top five customers who each individually represented at least 5% of our total revenues, accounted for approximately 52% of our total revenues. In this period, sales to Rhythms Netconnections and Network Telephone represented approximately 17% and 12%, respectively, of our total revenues. These channels partners have generally incurred operating losses and negative cash flows as they attempt to establish their networks and operations. Accordingly, they are dependent on continued access to new sources of capital. To the extent they are unable to secure new sources of capital, our revenues and profitability would be harmed. We believe that the current external financing environment is challenging for these competitive telecommunications service providers. For example, we fully reserved $1.8 million of outstanding accounts receivable owed by two customers in the three months ended December 31, 2000, of which approximately $1.6 million related to 100% of outstanding receivables from Northpoint.

We have a history of losses and negative cash flow from operations. We may incur losses and negative cash flow from operations in the future.

          Our failure to significantly increase our revenues would result in continuing losses. We incurred losses from continuing operations of $6.6 million and $7.6 million for the three months ended December 31, 2000 and 1999, respectively. Our operations used $3.9 million and $1.0 million of cash for the three months ended December 31, 2000 and 1999, respectively. Even if we do maintain profitability and positive cash flow from operations, we may not be able to sustain or increase profitability or cash flow from operations on a quarterly or annual basis.

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

     . Decreases or delays in purchases by significant customers, or loss of such customers such as Rhythms Netconnections, Network Telephone, Northpoint Communications, and Covad Communications.

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

     .    The price and availability of chip sets for our DSL Internet routers;

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

     In the market for Web sites and electronic commerce platforms, we primarily compete with IBM Online, NetObjects, Verio, BigStep.com, Intershop and several other companies. In the market for our remote control and enterprise software, we primarily compete with Computer Associates, Intel, Microcom (Compaq), Microsoft, Vector Networks, Stac Software, Symantec, Tivoli Systems (IBM) and several other companies. We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for Timbuktu Pro.

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

     We are currently dependent on the central office equipment of telecommunications service providers that are deploying DSL services. Historically, substantially all of our sales of DSL routers have been for use with DSL central office equipment manufactured by Copper Mountain Networks and Nokia. We have recently introduced DSL routers that are interoperable with Alcatel, Cisco, Ericsson, Lucent Technologies, Nortel, Orckit, Paradyne, and Siemens central office access concentrators. If central office DSL equipment with which our routers are interoperable are not widely used in DSL deployments, our business will be seriously harmed.

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

Other technologies for the broadband Internet equipment market compete with DSL services.

          DSL services are competing with a variety of different broadband services, including cable, satellite and other wireless technologies. Many of these technologies will compete effectively with DSL services. If any technology competing with DSL technology is more reliable, faster, less expensive, reaches more customers or has other advantages over DSL technology, then the demand for our products and services and our revenues and gross margins may decrease.

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

          Substantially all of our Internet equipment includes circuit boards that are manufactured by SMTC. Additionally, certain of our DSL routers are assembled and packaged by SMTC. If supplies of circuit boards or DSL routers from SMTC are interrupted for any reason, we will incur significant losses until we can arrange for alternative sources. Any such interruption may seriously harm our reputation and business.

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

     We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, reliability and compatibility. For example, we anticipate that voice over DSL technology will become an important feature of future DSL router products. As a result, we believe we will need to successfully develop, introduce and market integrated access devices that will combine voice over DSL and data routing functionality in our products. Additionally, we will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our DSL products. Currently, our router products are fully integrated with Copper Mountain Networks central office access concentrators and are interoperable with Alcatel, Cisco, Ericsson, Lucent Technologies, Nortel, Nokia, Orckit, Paradyne, and Siemens central office access concentrators. However, we may not be able to successfully develop, introduce, enhance or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

We may engage in acquisitions or divestitures that involve numerous risks, including the use of cash and the diversion of management attention.

     In the past, we have engaged in both acquisitions and divestitures. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet and in March 2000, we acquired WebOrder. In addition, in August 1998, we sold our LAN Division, which developed and sold local area network
(LAN) products. In the event we do not complete the proposed combination with Proxim, we may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. Incremental acquisition related charges including in-process research and development and amortization of goodwill and other intangibles or divestitures of profitable technologies or products could adversely impact our profitability. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

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

     Growth in revenues from our Web platform will be heavily dependent on recurring fees from Web sites and e-stores created by licensees. Accordingly, to be successful, our Web platform must become widely used. If we are unable to establish the widespread use of our Web platform, it is possible that competing products could become widely used, reducing the likelihood that we will generate significant revenues from our Web platform. In addition, some companies are offering Web presence and enhancement products at no cost. In some instances, we believe these companies are not charging for such products and services. If such free products and services become widely used, the market for Netopia's Web platform products will be limited.

If hosting services for our Web platform perform poorly, our reputation will be damaged and we could be sued.

     We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance Web site hosting services for our customers. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with whom we contract to maintain our servers, hardware and software, could lead to interruption or deterioration of our Web site and e-store hosting services. Additionally, a slowdown or failure of our systems due to an increase in the use of the Web sites we currently host, or due to damage or destruction of our systems for any reason, or the possibility of rolling blackouts could also lead to interruption or deterioration of our Web site and e-store hosting services. If there is an interruption or a deterioration of our Web site or e-store hosting services, our reputation would be seriously harmed and, consequently, sales of our products and services would decrease. If such circumstances do arise in some future period, in order to retain current customers and attract new customers, we may have to provide our Web site and e-store hosting services at a subsidized price or even at no cost. In addition, if our Web site and e-store hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers.

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

     Licenses of Web platform products are typically closed in the final weeks of the quarter and the timing of these licenses may cause our quarterly results to vary. Our inability to get customer commitments or delays in such commitments due to the lengthy sales cycles would reduce our revenues and adversely impact our results.

A substantial portion of our revenues are derived from sales to international customers.

     A substantial portion of our revenues is derived from sales to international customers. We expect sales to international customers to continue to comprise a significant portion of our revenues. In the past, our international sales have typically been denominated in United States dollars. Beginning in the third quarter of fiscal 2000, sales to our European customers who are members of the European Union are being denominated in the Euro. All other international sales will continue to be denominated in United States dollars. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers. This could lead to decreased profitability of our products and services. In addition, changes in the value of the Euro relative to the United States dollar, could adversely affect our operating results, to the extent we do not hedge sales denominated in the Euro.

We typically experience a seasonal reduction in revenues in the three months ended September 30.

     In the past, we have experienced a seasonal reduction in our revenues in the three months ended September 30, primarily due to European vacation schedules that typically result in reduced economic activity in Europe during such periods. We anticipate that this trend will continue.

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

Our California facilities are located near earthquake fault lines.

     Our California facilities are located near earthquake fault lines. If there is an earthquake in the region, our business could be seriously harmed.

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

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may, in the future, be a target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

A third party may have difficulty acquiring us, even if doing so would be beneficial to our stockholders.

     Provisions of our Amended and Restated Certificate of Incorporation, our Bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Liquidity and Capital Resources

     We have funded our operations to date primarily through the private sale of equity securities and the public offerings of our common stock. As of December 31, 2000, we had cash, cash equivalents and short-term investments representing 43% of total assets.

     Our operating activities used $3.9 million and $1.0 million of cash for the three months ended December 31, 2000 and 1999, respectively. The cash used in operating activities in the three months ended December 31, 2000 was primarily due to supporting our regular operating activities as well as an increase in inventories, accounts receivable, and other current assets, partially offset by increases in deferred revenue and other liabilities.

     Cash provided by investing activities for the three months ended December 31, 2000 was primarily due to proceeds from the sale and maturity of short-term investments, partially offset by purchases of short-term investments, our investment in Megapath Networks, and purchases of furniture, fixtures and equipment.

     Cash provided by our financing activities for the three months ended December 31, 2000 and 1999 was primarily related to the exercise of employee stock options and activities related to our Employee Stock Purchase Plan.

     We believe that our existing cash, cash equivalents and short-term investments will be adequate to meet our cash needs for working capital, capital expenditures and potential earnouts related to our acquisitions for at least the next twelve months. We may require substantial capital to finance our future growth and fund our ongoing research and development activities during the remainder of fiscal 2001 and thereafter. If we issue additional stock to raise capital, the percentage ownership in Netopia of existing stockholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

     From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to obtain additional presence on the Internet or to support additional advertising and promotional campaigns. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet and, in March 2000, we acquired WebOrder. The success of these acquisitions depend upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

     During our fiscal first quarter of 2001, we purchased $2.0 million of Series D Preferred stock in Megapath Networks Incorporated (Megapath). Megapath, a broadband service provider, provides high-speed, Internet access to small and midsize businesses. MegaPath offers high-speed DSL access, Web-site design and development, e-commerce and Web hosting services. During the year ended September 30, 2000, Megapath had purchased our Internet equipment and licensed our Web site and e-commerce platform. Although there is no public market for Megapath's stock, we believe the market value of these shares remains at $2.0 million. As part of the purchase, we bear the economic risk of the investment indefinitely. There is no assurance that the purchased shares will be registered pursuant to the Securities Act, or that an exemption from registration would be available for any resale by us of these shares. Accordingly, we may not be able to transfer all or any portion of the shares in the amounts or at times we would propose.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our exposure to foreign exchange risk relates primarily to sales made to international customers denominated in Euros. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio. Beginning in our fiscal third quarter of 2000, sales to European countries that are members of the European Union are being denominated in the Euro. In order to reduce our exposure resulting from currency fluctuations, we have entered into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. We do not enter into currency exchange contracts for speculative or trading purposes.

Interest Rate Risk
------------------

     The table below presents the carrying value and related weighted-average interest rates for our investment portfolio. The carrying value approximates fair value at December 31, 2000, and 1999. All of our investments mature in twelve months or less.

                                         -----------------------------    ---------------------------
                                                      2000                            1999
---------------------------------------  -----------------------------    ---------------------------
Principal (notional) amounts in          Carrying           Average       Carrying         Average
United States dollars:                    Amount         Interest Rate     Amount       Interest Rate
---------------------------------------  ---------       -------------    --------      -------------
                                      (in thousands)                     (in thousands)
Cash equivalents - fixed rate (1)         $36,355            6.41%         $ 9,150          6.00%
Short-term investments - fixed rate (2)    15,892            6.50%          32,918          5.84%
                                          -------                          -------
                                          $52,247                          $42,068
                                          =======                          =======

(1) - Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.

(2) - Short term investments represent the portion of our investment portfolio which mature in greater than or equal to 90 days.

     Our market interest rate risk relates primarily to changes in the U.S. short term prime interest rate. These changes impact the price and yield of our short term investments. We minimize this risk by following a policy of portfolio diversification.


Foreign Currency Exchange Risk
------------------------------

     The table below presents the carrying value, in U.S. dollars, of our accounts receivable denominated in Euros at December 31, 2000 and 1999. These accounts receivable are valued at the U.S./Euro exchange rate as of December 31, 2000. The carrying value approximates fair value at December 31, 2000, and 1999.

                                                    -----------------------------------      -----------------------------------
                                                                    2000                                     1999
                                                    -----------------------------------      -----------------------------------
Principal (notional) amounts in                       Carrying         Exchange Rate At        Carrying         Exchange Rate At
United States dollars:                                 Amount            December 31            Amount             December 31
--------------------------------------------------  --------------     ----------------      --------------     ----------------
                                                    (in thousands)                           (in thousands)
Accounts receivable denominated in Euros...             $ 2,421            0.9424                   --                 --

     The table below presents the carrying value, in U.S. dollars, of our currency exchange forward contracts at December 31, 2000 and 1999. The carrying value approximates fair value at December 31, 2000, and 1999.

                                          --------------------------------------     -----------------------------------------
                                                            2000                                        1999
---------------------------------------   --------------------------------------     -----------------------------------------
Principal (notional) amounts in Euros:    Carrying                                   Carrying
                                           Amount      Spot Rate  Settlement Date      Amount     Spot Rate   Settlement Date
------------------------------------------------------------------------------------------------------------------------------
                                        (in thousands)                             (in thousands)
Currency exchange forward contract # 1    $ 729        0.8576      Jan 31,            --               --        --
                                                                   2001
Currency exchange forward contract # 2    $ 773        0.8586      Feb 28,           --               --        --
                                                                   2001
Currency exchange forward contract # 3    $ 620        0.8857      March 30,         --               --        --
                                                                   2001

     Our foreign currency exchange risk relates to changes in the value of the Euro relative to the U.S. dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K



(a)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 2000.

SIGNATURE
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 6, 2000                  NETOPIA, INC.
                                         (Registrant)



                                     By: /s/ Alan B. Lefkof
                                         -----------------------------------
                                         Alan B. Lefkof
                                         President, Chief Executive Officer,
                                         Director, and acting Chief Financial
                                         Officer