Form 10-Q
period 2001-03-31
NETOPIA INC
filed 2001-05-15
CIK 1012482

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                             --------------------

                                (510) 814-5100
             (Registrant's telephone number, including area code)

                             --------------------

     Indicate by |X|check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes _____           No   X
                                                -----

     As of April 30, 2001 there were 17,878,252 shares of the Registrant's Common Stock outstanding.

================================================================================

NETOPIA, INC.
Form 10-Q
Table of Contents                                                                                  Page
-------------------------------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements...................................    2

          Condensed consolidated balance sheets at March 31, 2001 and September 30, 2000..........    2

          Condensed consolidated statements of operations for the three and six months ended
          March 31, 2001 and 2000.................................................................    3

          Condensed consolidated statements of cash flows for the three and six months ended
          March 31, 2001 and 2000.................................................................    4

          Notes to condensed consolidated financial statements....................................    5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................   28

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds...............................................   29

Item 4.   Submission of Matters to a Vote of Security Holders.....................................   30

Item 6.   Exhibits and Reports on Form 8-K........................................................   30

SIGNATURE.........................................................................................   31

PART I.       FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

                                                                                       March 31,
                                                                                         2001            September 30,
                                                                                      (unaudited)            2000
                                                                                     -------------       -------------
                                     ASSETS
Current assets:
    Cash and cash equivalents..............................................          $      36,246       $      37,839
    Short-term investments.................................................                 14,562              21,938
    Trade accounts receivable, less allowance for doubtful accounts and
       returns of $3,177 and $3,258, respectively..........................                 13,121              15,646
    Inventories, net.......................................................                 10,255              10,284
    Prepaid expenses and other current assets..............................                  1,526               2,341
                                                                                     -------------       -------------
            Total current assets...........................................                 75,710              88,048
Furniture, fixtures and equipment, net.....................................                  5,749               4,469
Intangible assets, net.....................................................                 25,125              31,016
Long-term investments......................................................                  4,000               2,493
Deposits and other assets..................................................                  2,389               2,347
                                                                                     -------------       --------------
                                                                                     $     112,973       $     128,373
                                                                                     -------------       -------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.......................................................          $       7,567       $       8,547
    Accrued compensation...................................................                  2,422               2,756
    Accrued liabilities....................................................                  2,151               1,332
    Deferred revenue.......................................................                  3,011               2,215
    Other current liabilities..............................................                    131                 906
                                                                                     -------------       -------------
            Total current liabilities......................................                 15,282              15,756
Long-term liabilities......................................................                    188                 328
                                                                                     -------------       -------------
            Total liabilities..............................................                 15,470              16,084

Commitments and contingencies

Stockholders' equity:
 Common stock: $0.001 par value, 25,000,000 shares authorized;
    17,878,252 and 17,587,615 shares issued and outstanding at
    March 31, 2001 and September 30, 2000, respectively....................                     18                  17
    Additional paid-in capital.............................................                144,232             142,857
    Accumulated deficit....................................................                (46,747)            (30,079)
    Accumulated other comprehensive income.................................                     --                (506)
                                                                                     -------------       -------------
            Total stockholders' equity.....................................                 97,503             112,289
                                                                                     -------------       -------------
                                                                                     $     112,973       $     128,373
                                                                                     =============       =============

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts; unaudited)

                                                                  Three months ended             Six months ended
                                                                       March 31,                     March 31,
                                                               -------------------------     -------------------------
                                                                  2001           2000           2001           2000
                                                               -------------------------     -------------------------
Revenues:
   Internet equipment......................................    $   16,458     $   15,660     $   31,303     $   26,499
   Web platform licenses and services......................         4,370          6,136          9,918         11,589
                                                               -------------------------     -------------------------
       Total revenues......................................        20,828         21,796         41,221         38,088

Cost of revenues:
   Internet equipment......................................        10,845         10,879         20,640         18,488
   Web platform licenses and services......................           225            124            426            246
                                                               -------------------------     -------------------------
       Total cost of revenues..............................        11,070         11,003         21,066         18,734
                                                               -------------------------     -------------------------
   Gross profit............................................         9,758         10,793         20,155         19,354

Operating expenses:
   Research and development................................         3,263          3,143          6,932          6,141
   Selling and marketing ..................................         7,504          6,272         14,689         11,919
   General and administrative..............................         1,360          1,317          4,503          2,293
   Restructuring costs.....................................         1,073             --          1,073             --
   Terminated merger costs.................................         2,640             --          2,640             --
   Acquired in-process research and development............            --          2,990             --          8,658
   Amortization of goodwill and other intangible assets....         2,996          2,038          5,992          3,747
                                                               -------------------------     -------------------------
       Total operating expenses............................        18,836         15,760         35,829         32,758
                                                               -------------------------     -------------------------
       Operating loss......................................        (9,078)        (4,967)       (15,674)       (13,404)

Other income (loss):
   Loss on impaired securities.............................           (19)            --         (1,000)            --
   Other income, net.......................................           588            892          1,561          1,720
                                                               -------------------------     -------------------------
       Total other income..................................           569            892            561          1,720
                                                               -------------------------     -------------------------

   Loss from continuing  operations  before cumulative
   effect from adoption of Staff  Accounting  Bulletin
   101 and  before  gain on sale of  discontinued
   operations, net of taxes................................        (8,509)        (4,075)       (15,113)       (11,684)

Cumulative effect from adoption of Staff Accounting
Bulletin 101...............................................            --             --         (1,555)            --

Gain on sale of discontinued operation, net of taxes.......            --             --             --          1,147
                                                               -------------------------     -------------------------
            Net loss......................................     $   (8,509)    $   (4,075)    $  (16,668)    $  (10,537)
                                                               =========================     =========================

Per share data, net loss:
    Net loss per share.....................................    $    (0.48)    $    (0.25)    $    (0.94)    $    (0.65)
                                                               =========================     =========================
    Shares used in the per share calculations..............        17,819         16,564         17,712         16,304
                                                               =========================     =========================

See accompanying notes to condensed consolidated financial statements.

 NETOPIA, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
 (in thousands; unaudited)

                                                                                    Six months ended March 31,
                                                                                ---------------------------------
                                                                                    2001                2000
                                                                                ---------------------------------
Cash flows from operating activities:
Net loss...................................................................     $    (16,668)       $    (10,537)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
   Depreciation and amortization...........................................            7,560               4,762
   Charge for acquired in-process research and development.................               --               8,658
   Unrealized loss on impaired securities..................................            1,000                  --
   Changes in allowance for doubtful accounts and returns on accounts
      receivable...........................................................              (81)                135
   Changes in operating assets and liabilities:
      Trade accounts receivable............................................            2,606              (5,475)
      Inventories..........................................................               29              (2,446)
      Prepaid expenses and other current assets............................              815              (1,348)
      Deposits and other assets............................................               63                 844
      Accounts payable and accrued liabilities.............................             (495)              5,980
      Deferred revenue.....................................................              681                 393
      Other liabilities....................................................             (801)                (55)
                                                                                ------------        ------------
         Net cash provided by (used in) operating activities...............           (5,291)                911
                                                                                ------------        ------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment...........................           (2,390)               (868)
   Capitalization of software development costs............................             (564)               (364)
   Acquisition of technology...............................................             (100)            (12,694)
   Purchase of long-term investment........................................           (2,000)                 --
   Purchase of short-term investments......................................          (26,896)            (25,704)
   Proceeds from the sale and maturity of short-term investments...........           34,272              24,321
                                                                                ------------        ------------
         Net cash provided by (used in) investing activities...............            2,322             (15,309)
                                                                                ------------        ------------
Cash flows from financing activities:
   Proceeds from the issuance of common stock, net.........................            1,376               4,349
                                                                                ------------        ------------
         Net cash provided by financing activities.........................            1,376               4,349
                                                                                ------------        ------------
Net decrease in cash and cash equivalents..................................           (1,593)            (10,049)
Cash and cash equivalents, beginning of period.............................           37,839              61,381
                                                                                ------------        ------------
Cash and cash equivalents, end of period...................................     $     36,246        $     51,332
                                                                                ============        ============
Supplemental disclosures of noncash investing and financing activities:

  Issuance of common stock equivalents for consulting services.............     $         16        $         --
                                                                                ============        ============
   Issuance of common stock and common stock options for acquisition of
   intangible assets.......................................................     $         --        $     35,491
                                                                                ============        ============

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

(1)     Basis of Presentation
        ---------------------

     The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in our opinion are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2001.

(2)     Recent Accounting Pronouncements
        --------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 in its fiscal first quarter of 2001 which did not have a material effect on its condensed consolidated balance sheet or condensed consolidated statement of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in its fiscal first quarter of 2001 resulting in a $1.6 million charge to its condensed consolidated statement of operations and a $1.6 million increase in deferred revenue to its condensed consolidated balance sheet. The cumulative effect of adoption of SAB 101 reflects a change in revenue recognition for Web platform licenses that provided for nonrefundable upfront payments. This revenue is being amortized over the terms of the licenses, of which approximately $229,000 and $496,000 was recognized during the three and six months ended March 31, 2001, respectively. Detail of the Company's deferred revenue related to the adoption of SAB 101 is as follows (in thousands):

                                                         SAB 101
                                                         Deferred
                                                         Revenue
                                                        ---------
     Charge for SAB 101 deferred revenue.............   $  1,555
     Less amounts amortized:
        Three months ended December 31, 2000.........        267
        Three months ended March 31, 2001............        229
                                                        --------
        Subtotal.....................................        496
                                                        --------
     Net SAB 101 deferred revenue....................   $  1,059
                                                        ========

(3)     Inventories
        -----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventories consisted of the following (in thousands):

                                                                       March 31,           September 30,
                                                                         2001                  2000
                                                                      -------------        -------------
           Raw materials and work in process........................  $       6,632        $       4,723
           Finished goods...........................................          3,623                5,561
                                                                      -------------        -------------
                                                                      $      10,255        $      10,284
                                                                      =============        =============

(4)     Furniture, Fixtures and Equipment, net (in thousands):
        ------------------------------------------------------

                                                                       March 31,           September 30,
                                                                         2001                  2000
                                                                      -------------        -------------
           Furniture, fixtures and equipment........................  $      14,149        $      16,480
           Accumulated depreciation and amortization................         (8,400)             (12,011)
                                                                      -------------        -------------
                                                                      $       5,749        $       4,469
                                                                      =============        =============


(5)     Net Loss Per Share
        ------------------

     Basic net loss per share (EPS) is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares which consist of options and warrants outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive.

Computation of basic and diluted net loss per share:
(in thousands, except per share amounts)

                                                                Three months ended          Six months ended
                                                                    March 31,                   March 31,
                                                             -----------------------     -----------------------
                                                                2001          2000          2001          2000
                                                             -----------------------     -----------------------

           Net loss........................................  $  (8,509)    $  (4,075)    $ (16,668)    $ (10,537)
           Weighted average number of common
               stock outstanding...........................     17,819        16,564        17,712        16,304
           Basic and diluted net loss per common share.....  $   (0.48)     $  (0.25)     $  (0.94)     $  (0.65)

     Potentially dilutive common shares have been excluded from the computation of diluted net loss per share for the three and six months ended March 31, 2001 and 2000 since their effect on net loss per share is antidilutive. Consequently, the number of shares in the computations of basic and diluted net loss per share is the same for each period. Potentially dilutive common shares which were excluded from the computation of diluted net loss per share consisted of options to purchase common stock totaling 4,905,845 and 4,083,002 shares for the three and six months ended March 31, 2001 and 2000, respectively, and a warrant to purchase common stock totaling 5,000 shares for the three and six months ended March 31, 2001.

(6)     Segment, Geographic and Significant Customer Information
        --------------------------------------------------------

     Segment Information

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported, is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. The Company's Chief Executive Officer (CEO) is considered our CODM. For purposes of making operating decisions and assessing financial performance, the Company's CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

     The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments for the three and six months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                            Three months ended March 31
                                     -------------------------------------------------------------------------------
                                                    2001                                     2000
                                     --------------------------------------  ---------------------------------------
                                      Internet       Web                     Internet        Web
                                     Equipment     Platform      Total       Equipment     Platform         Total
                                    -----------  ------------  -----------  -------------  ------------  ------------

 Revenue...........................   $  16,458    $   4,370   $  20,828      $  15,660    $   6,136    $  21,796
 Cost of revenues..................      10,845          225      11,070         10,879          124       11,003
                                    -----------  ------------  -----------  ------------- ------------ ------------
   Gross profit....................       5,613        4,145       9,758          4,781        6,012       10,793
 Unallocated operating expenses....                               18,836                                   15,760
                                                               -----------                             ------------
   Operating loss..................                            $  (9,078)                               $  (4,967)
                                                               ===========                             ============

                                                              Six months ended March 31
                                    -------------------------------------------------------------------------------
                                                    2001                                     2000
                                    --------------------------------------  ---------------------------------------
                                        Internet       Web                      Internet       Web
                                       Equipment     Platform     Total        Equipment     Platform     Total
                                    -------------  -----------  ----------  -------------  -----------  -----------

 Revenue...........................    $ 31,303   $    9,918   $  41,221      $  26,499    $  11,589    $  38,088
 Cost of revenues..................      20,640          426      21,066         18,488          246       18,734
                                    -----------  ------------  -----------  ------------- ------------ ------------
   Gross profit....................      10,663        9,492      20,155          8,011       11,343       19,354
 Unallocated operating expenses....                               35,829                                   32,758
                                                               -----------                             ------------
   Operating loss..................                            $ (15,674)                               $ (13,404)
                                                               ===========                             ============

     Geographic Information

     The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in five regions: United States, Europe, Asia Pacific, Canada and Other, and Latin America. Revenues outside of the United States are primarily export sales denominated in United States dollars. The Company does not have material operating assets outside of the United States. Disaggregated financial information regarding the Company's revenues by geographic region for the three and six months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                   Three months ended           Six months ended
                                                         March 31,                  March 31,
                                                 ------------------------- ---------------------------
                                                   2001          2000          2001          2000
                                                 ------------------------- ---------------------------

         United States........................... $ 17,196      $ 18,021      $ 34,013      $ 30,303

         Europe..................................    3,074         3,148         5,997         6,408
         Asia Pacific............................      290           221           513           520
         Canada and other........................      257           325           658           684
         Latin America...........................       11            81            40           173
                                                 ------------------------- ---------------------------
                                                  $ 20,828      $ 21,796      $ 41,221      $ 38,088
                                                 ========================= ===========================

     Customer Information

     For the three months ended March 31, 2001 and 2000:

         . Covad Communications, a competitive local exchange carrier (CLEC) that purchases the Company's Internet equipment products, accounted for 17.7% and 13.3%, respectively, of the Company's total revenues and accounted for 11.5% and 19.0%, respectively, of the Company's accounts receivable.

         . Rhythms NetConnections, a CLEC that purchases the Company's Internet equipment products, accounted for 15.9% and 6.9%, respectively, of the Company's total revenues and accounted for 12.7% and 5.9% respectively, of the Company's accounts receivable.

         . Ingram Micro, a distributor that purchases both the Company's Internet equipment and Web platform products, accounted for 11.8% and 6.1%, respectively, of the Company's total revenues and accounted for 10.8% and 6.8% respectively, of the Company's accounts receivable.

         . NorthPoint Communications, a CLEC that purchased the Company's Internet equipment products, accounted for 3.0% and 14.8%, respectively, of the Company's total revenues. NorthPoint accounted for 9.0% of the Company's accounts receivable at March 31, 2000. During the three months ended December 31, 2000, Netopia fully reserved approximately $1.7 million related to NorthPoint's outstanding accounts receivable balance. During the three months ended March 31, 2001, NorthPoint prepaid for all purchases of the Company's Internet equipment products, and consequently NorthPoint accounted for no additional amounts of the Company's accounts receivable other than the amount previously fully reserved. As a result of NorthPoint filing for protection under the Bankruptcy Act and ceasing operations during the three months ended March 31, 2001, the Company does not believe it will recover any amounts from the bankrupt estate.

     No other customers during the three months ended March 31, 2001 and 2000 accounted for 10.0% or more of the Company's total revenues or accounts receivable.

     For the six months ended March 31, 2001 and 2000:

         . Rhythms NetConnections accounted for 16.6% and 5.5%, respectively, of the Company's total revenues and accounted for 12.7% and 5.9%, respectively, of the Company's accounts receivable.

         . Covad Communications accounted for 9.6% and 10.9%, respectively, of the Company's total revenues and accounted for 11.5% and 19.0%, respectively, of the Company's accounts receivable.

         . NorthPoint Communications accounted for 5.9% and 13.7%, respectively, of the Company's total revenues. NorthPoint accounted for 9.0% of the Company's accounts receivable at March 31, 2000. During the three months ended December 31, 2000, Netopia fully reserved approximately $1.7 million related to Northpoint's outstanding accounts receivable balance. During the three months ended March 31, 2001, NorthPoint prepaid for all purchases of the Company's Internet equipment products, and consequently NorthPoint accounted for no additional amounts of the Company's accounts receivable other than the amount previously fully reserved. As a result of NorthPoint filing for protection under the Bankruptcy Act and ceasing operations during the three months ended March 31, 2001, the Company does not believe it will recover any amounts from the bankrupt estate.

(7)    Intangible Assets
       -----------------

     Intangible assets consist of amounts allocated to goodwill and other intangible assets in connection with the Company's acquisitions. Detail of the Company's intangible assets is as follows (in thousands):

                                                                      Amount
                                                                    Allocated to
                                                                      Goodwill
                                                                      and Other
                                                Acquisition          Intangible      Accumulated
                                                    Date                Assets       Amortization     Net Value
                                               ------------------ --------------- --------------- --------------
         WebOrder.............................       March 2000       $  17,119       $   4,669       $ 12,450
         Starnet Technologies.................     October 1999          21,165           9,929         11,236
         Serus................................    December 1998           2,161           1,199            962
         netOctopus...........................    December 1998             700             223            477
                                                                  --------------- --------------- --------------
                                                                      $  41,145       $   16,020      $ 25,125
                                                                  =============== =============== ==============

     Netopia reviews its long-lived assets including furniture, fixtures and equipment and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. At this time, there have been no events or changes in circumstances that would indicate the carrying values of these assets are not recoverable. In the event the Company determines the value of any of these long-lived assets to be unrecoverable, the asset would then be written-down to its fair market value.

(8)    Restructuring Costs
       -------------------

     During the three months ended March 31, 2001, the Company recorded a restructuring charge in connection with a reduction in the Company's workforce of approximately 27 people and costs to exit certain business activities. The charge consisted of employee severance benefits, costs related to exiting certain Internet portal business activities and future lease costs associated with facilities to be abandoned. Details of the restructuring charge is as follows (in thousands):

                                                                   Amounts        Non-Cash     Accrued Balance
                                                Total Charge        Paid          Charges     at March 31, 2001
                                               ---------------- --------------  ------------- -----------------
         Employee severance benefits..........      $     475        $   242        $    63           $     170
         Internet portal exit costs...........            510             38            413                  59
         Facility costs.......................             88              9             --                  79
                                               ---------------- --------------  ------------- -----------------
                                                    $   1,073        $   289        $   476           $     308
                                               ================ ==============  ============= =================

(9)    Terminated Merger Costs
       -----------------------

     During the three months ended March 31, 2001, the Company recorded a non-recurring charge of $2.6 million for costs incurred in connection with the terminated merger between the Company and Proxim, Inc. The non-recurring charge consisted of fees for accounting and legal advisory services, initiation of joint marketing and research and development expenses in anticipation of the merger that we had undertaken at the direction of Proxim, certain shared merger costs, and other related expenses. Details of the non-recurring charge is as follows (in thousands):

                                                                       Amounts       Non-Cash     Accrued Balance
                                                   Total Charge         Paid         Charges     at March 31, 2001
                                                 ----------------  -------------  -------------  -----------------
  Accounting and legal advisory services.......          $  1,257       $  1,169         $   --             $   88
  Joint marketing commitments..................               572            165             --                407
  Joint research and development activities....               429            229             --                200
  Shared merger costs..........................               150             --             --                150
  Other........................................               232            138             16                 78
                                                 ----------------  -------------  -------------  -----------------
                                                         $  2,640       $  1,701         $   16             $  923
                                                 ================  =============  =============  =================

PART I.   FINANCIAL INFORMATION
Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Overview

     We develop, market and support broadband Internet equipment and Web platforms for small and medium size enterprises. Our Internet equipment includes digital subscriber line (DSL), T1/Frame Relay, integrated services digital network (ISDN) and dual analog Internet routers. Our Web platform is an integrated software system that enables organizations to successfully deploy and manage Web-based services that provide electronic business solutions including electronic commerce (e-commerce), system management, customer relationship management (CRM) and broadband deployment. These technology platforms enable carriers and service providers to create and offer value-added, bundled service offerings for their small and medium size enterprise customers. These bundled service offerings often include DSL service bundled with backup, bonding, virtual private networking (VPN), voice over DSL, and eSite and eStore hosting.

     We primarily sell our Internet equipment products to: emerging competitive telecommunications service carriers and providers such as Covad Communications and Rhythms NetConnections; Internet service providers (ISPs) such as Megapath Networks, UUnet, Verio and XO Communications; and distributors such as Ingram Micro, Softway and Tech Data. We depend upon the ability of the competitive telecommunications service providers and ISPs to offer DSL services successfully and become sustainable businesses. These competitive telecommunications service providers and ISPs are competing with traditional regional telephone companies and with each other. Traditional regional telephone companies may have a number of competitive advantages over these competitors, including greater resources, name recognition and access to customers. Also, traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install DSL equipment at the regional telephone companies' central offices. Competitive telecommunications service providers and ISPs have generally incurred operating losses and negative cash flows as they establish their networks and operations. Accordingly, these channel partners are dependent on continued access to new sources of capital. The current external financing and operating environment is challenging for competitive telecommunications service providers and ISPs. For example, NorthPoint Communications, which had been an important customer, filed a voluntary petition under the Bankruptcy Act on January 16, 2001 and ceased operations during the three months ended March 31, 2001; PSInet, which has been an important customer, announced on May 1, 2001 that it will default on an interest payment on its 11-1/2% Senior Notes due May 1, 2001, and will not make its May equipment lease and note payments; and the auditors of Rhythms NetConnections recently issued Rhythms a "going-concern" opinion in connection with their audit for the year ended December 31, 2000 as reported in their Form 10-K.

Results of Operations for the Three and Six Months Ended March 31, 2001 and 2000

     The following table sets forth for the periods indicated, certain statement of operations data expressed as a percentage of revenues.

                                                                  Three months ended           Six months ended
                                                                       March 31,                   March 31,
                                                               --------------------------  --------------------------
                                                                  2001          2000          2001          2000
                                                               --------------------------  --------------------------
 Revenues:
   Internet equipment......................................        79.0%         71.8%         75.9%         69.6%
   Web platform licenses and services......................        21.0          28.2          24.1          30.4
                                                               --------------------------  --------------------------
      Total revenues.......................................       100.0         100.0         100.0         100.0

 Cost of revenues:
   Internet equipment......................................        52.1          49.9          50.1          48.5
   Web platform licenses and services......................         1.1           0.6           1.0           0.6
                                                               --------------------------  --------------------------
      Total cost of revenues...............................        53.1          50.5          51.1          49.1
                                                               --------------------------  --------------------------

  Gross profit.............................................        46.9          49.5          48.9          50.9

Operating expenses:
  Research and development.................................        15.7          14.4          16.8          16.1
  Selling and marketing ...................................        36.0          28.8          35.6          31.3
  General and administrative...............................         6.5           6.0          10.9           6.0
  Restructuring costs......................................         5.2            --           2.6            --
  Terminated merger costs..................................        12.7            --           6.4            --
  Acquired in-process research and development.............          --          13.7            --          22.7
  Amortization of goodwill and other intangible assets.....        14.4           9.4          14.5           9.8
                                                               --------------------------  --------------------------
      Total operating expenses.............................        90.4          72.3          86.9          86.0
                                                               --------------------------  --------------------------

      Operating loss.......................................       (43.6)        (22.8)        (38.0)        (35.2)

Other income (loss):
  Loss on impaired securities..............................        (0.1)           --          (2.4)           --
  Other income, net........................................         2.8           4.1           3.8           4.5
                                                               --------------------------  --------------------------
      Total other income...................................         2.7           4.1           1.4           4.5
                                                               --------------------------  --------------------------

  Loss from continuing operations before cumulative
  effect from adoption of Staff Accounting Bulletin 101
  and before gain on sale of discontinued operations,
  net of taxes.............................................       (40.9)        (18.7)        (36.7)        (30.7)

Cumulative effect from adoption of Staff Accounting
Bulletin 101...............................................          --            --          (3.8)           --

Gain on sale of discontinued operation, net of taxes.......          --            --            --           3.0
                                                               --------------------------  --------------------------
          Net loss.........................................       (40.9%)       (18.7%)       (40.4%)       (27.7%)
                                                               ==========================  ==========================

REVENUE

     For the three months ended March 31, 2001, our revenues decreased 4.4% to $20.8 million from $21.8 million in the three months ended March 31, 2000. Revenue declined primarily due to decreased Web platform licenses as a result of financial conditions and uncertainty in the channels through which we sell these products. This decrease was partially offset by increased sales of our Internet equipment products, particularly increased sales of our DSL Internet routers in Europe and in the United States.

     For the six months ended March 31, 2001, our revenues increased 8.2% to $41.2 million from $38.1 million in the six months ended March 31, 2000. Revenue increased primarily due to increased sales of our Internet equipment products, particulary our DSL Internet routers in the United States and Europe. This increase was partially offset by decreased Web platform licenses as a result of financial conditions and uncertainty in the channels through which we sell these products.

     The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.


                                                            Three months ended           Six months ended
                                                                 March 31,                   March 31,
                                                          ----------------------  ----------------------
                                                            2001          2000       2001          2000
                                                          ----------------------  ----------------------
     Europe...............................................   14.8%         14.4%      14.5%         16.8%
     Asia Pacific.........................................    1.4           1.0        1.2           1.4
     Canada, Latin America and other......................    1.3           1.9        1.8           2.2
                                                          ----------------------  ----------------------
         Subtotal international revenues..................   17.4          17.3       17.5          20.4
     United States........................................   82.6          82.7       82.5          79.6
                                                          ----------------------  ----------------------
                                                            100.0%        100.0%     100.0%        100.0%
                                                          ======================  ======================

     For the three months ended March 31, 2001, international revenues decreased 3.8% to $3.6 million from $3.8 million in the three months ended March 31, 2000. For the six months ended March 31, 2001, international revenues decreased 7.4 % to $7.2 million from $7.8 million in the six months ended March 31, 2000. International revenues decreased for the three and six months ended March 31, 2001 primarily due to decreased sales of our ISDN and T1/Frame Relay Internet routers as a result of increased deployment of DSL internationally to connect to the Internet as well as decreased sales of our Web platform products. These decreases were partially offset by increased sales of our DSL Internet routers internationally. Although international revenues remained relatively unchanged as a percentage of revenue in the three and six months ended March 31, 2001, a substantial portion of our revenues are derived from sales to international customers, and, we expect sales to international customers to increase in absolute dollars in future quarters.

     Beginning in the three months ended June 30, 2000, our fiscal third quarter of 2000, sales of our Internet equipment products to most international customers located in countries that are members of the European Union have been denominated in Euros, and revenues generated by our international customers are paid to us in Euros. Historically our international revenues had been denominated in United States dollars, and revenues generated by our international customers were paid to us in United States dollars. Foreign currency and exchange rate fluctuations may make our dollar-denominated products more expensive in those foreign markets where we sell our products in United States dollars or could expose us to currency rate fluctuation risks to the extent we do not adequately hedge these foreign currency sales.

GROSS MARGIN

     For the three months ended March 31, 2001, our gross margin decreased to 46.9% from 49.5% in the three months ended March 31, 2000. For the six months ended March 31 2001, our gross margin decreased to 48.9% from 50.9% in the six months ended March 31, 2000. The decreases for both the three and six months ended March 31, 2001 are primarily due to the increased proportion of sales of our Internet equipment products to total sales. In the three months ended March 31, 2001 and 2000, Internet equipment revenues were 79.0% and 71.8%, respectively, of total revenue. In the six months ended March 31, 2001 and 2000, Internet equipment revenues were 75.9% and 69.6%, respectively, of total revenue. Our Internet equipment products have a lower average gross margin than our Web platform products. Accordingly, to the extent we sell more Internet equipment than Web platform products, our gross margins would be lower. These decreases were partially offset by declining average costs of our Internet equipment.

     In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

          .    The mix of Internet equipment and Web platform products sold;

          .    Pricing strategies;

          .    Standard cost changes;

          .    New versions of existing products; and

          . External market factors, including, but not limited to, price competition.

RESEARCH AND DEVELOPMENT

     For the three months ended March 31, 2001, our research and development expenses increased 3.8% to $3.3 million from $3.1 million for the three months ended March 31, 2000. Research and development expenses increased primarily due to:

          . Increased employee related expenses primarily due to our acquisition of WebOrder. WebOrder's operations were not included in our research and development expenses during the three months ended March 31, 2000; and

          . Increased depreciation as a result of increased capital expenditures related to the purchase of development equipment for our Internet equipment products.

     For the six months ended March 31, 2001, our research and development expenses increased 12.9% to $6.9 million from $6.1 million for the six months ended March 31, 2000. Research and development expenses increased primarily due to:

          .    Increased employee expenses;

          . Increased use of third party contractors primarily related to development of our Internet equipment products; and

          . Increased depreciation as a result of increased capital expenditures related to the purchase of development equipment for our Internet equipment products.

     We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars for the remainder of fiscal 2001 and into fiscal 2002 as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the three and six months ended March 31, 2001, we capitalized $354,000 and $565,000, respectively, of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

SELLING AND MARKETING

     For the three months ended March 31, 2001, our selling and marketing expenses increased 19.6% to $7.5 million from $6.3 million for the three months ended March 31, 2000. Selling and marketing expenses increased primarily due to increased headcount and other employee related expenses to support our increased sales and marketing efforts. These expenses were partially offset by reduced advertising and promotion expenses.

     For the six months ended March 31, 2001, our selling and marketing expenses increased 23.2% to $14.7 million from $11.9 million in the six months ended March 31, 2000. Selling and marketing expense increased primarily due to:

          . Increased headcount and employee related expenses as we increased the number of employees in our sales, marketing and service functions to support our increasing sales and product lines;

          .    Increased commission costs; and

          .    Increased travel and entertainment.

GENERAL AND ADMINISTRATIVE

     For the three months ended March 31, 2001, our general and administrative expenses increased 3.3% to $1.4 million from $1.3 million for the three months ended March 31, 2000. General and administrative expenses increased primarily due to:

          .    Increased headcount and other employee related expenses; and

          .    Increased reserves for bad debt expense.

     These increases were partially offset by reduced information system and telecom expenses.

     For the six months ended March 31, 2001, our general and administrative expenses increased 96.4% to $4.5 million from $2.3 million for the six months ended March 31, 2000. This increase was primarily due to a $1.8 million special provision for doubtful accounts, of which approximately $1.7 million was related to the outstanding accounts receivable of NorthPoint Communications.

RESTRUCTURING COSTS

     During the three months ended March 31, 2001, we recorded restructuring charges of $1.1 million that consists primarily of employee severance benefits and the costs to exit certain of our business activities and closure of a facility. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)

TERMINATED MERGER COSTS

     During the three months ended March 31, 2001, we recorded a non-recurring charge of $2.6 million for costs incurred in connection with the terminated merger between our company and Proxim, Inc. This charge consists primarily of accounting and legal advisory services, initiation of joint marketing and research and development expenses in anticipation of the merger that we had undertaken at the direction of Proxim, certain shared merger costs, and other related costs. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     For the three months ended March 31, 2000, we allocated a one-time charge of approximately $3.0 million of the purchase price of WebOrder to acquired in-process research and development. For the six months ended March 31, 2000, we allocated a one-time charge of approximately $3.0 million of the purchase price of WebOrder and $5.7 million of the purchase price of StarNet to acquired in-process research and development. The amounts we allocated to acquired in-process research and development were based upon an independent third party valuation analysis of our acquisitions of WebOrder and StarNet.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

     For the three and six months ended March 31, 2001 and 2000, amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet, Serus and netOctopus. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

     For the three months ended March 31, 2001 and 2000, we amortized:

          . $1.1 million and $99,000, respectively, in goodwill and other intangible assets related to our acquisition of WebOrder. We are amortizing the goodwill and other intangible assets over four and three years, respectively.

          . $1.7 million, in each period, in goodwill and other intangible assets related to our acquisition of StarNet. We are amortizing the goodwill and other intangible assets over four and three years, respectively.

          . $134,000, in each period, in goodwill and other intangible assets related to our acquisition of Serus. We are amortizing the goodwill and other intangible assets over four years.

          . $56,000, in each period, in goodwill and other intangible assets related to our acquisition of netOctopus. We are amortizing the goodwill and other intangible assets over four years.

     For the six months ended March 31, 2001 and 2000, we amortized:

          . $2.2 million and $99,000, respectively, in goodwill and other intangible assets related to our acquisition of WebOrder.

          . $3.4 million and $3.2 million, respectively, in goodwill and other intangible assets related to our acquisition of StarNet.

          . $268,000 and $267,000, respectively, in goodwill and other intangible assets related to our acquisition of Serus.

          . $112,000, in each period, in goodwill and other intangible assets related to our acquisition of netOctopus. We are amortizing the goodwill and other intangible assets over four years.

OTHER INCOME

     Other income primarily represents interest income we earn on our cash, cash equivalents and short-term investments in addition to both realized and unrealized gains and losses on foreign currency transactions as well as losses on impaired securities that we deem other than temporary.

     For the three months ended March 31, 2001, other income decreased 36.2% to $569,000 from $892,000 for the three months ended March 31, 2000. The decrease is primarily due our reduced cash, cash equivalents and short-term investments combined with a reduction in interest rates from the same period in the prior fiscal year. In addition, we wrote-off the remaining balance of our investment in NorthPoint Communications after it filed for protection under the Bankruptcy Act and subsequently ceased operations.

     For the six months ended March 31, 2001, other income decreased 67.4% to $561,000 from $1.7 million for the three months ended March 31, 2000. The decrease is primarily due to our loss on impaired securities that was recorded to reflect the other than temporary decline in the value of our investment in NorthPoint Communications.

PROVISION FOR INCOME TAXES

     We did not record an income tax provision during the three or six months ended March 31, 2001 or 2000 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our economic outlook for the remainder of fiscal year 2001, and fiscal years 2002 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in a non-recurring income tax benefit.

CUMULATIVE EFFECT FROM ADOPTION OF STAFF ACCOUNTING BULLETING 101

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 in our fiscal first quarter ended December 31, 2000 and recorded a $1.6 million charge to our condensed consolidated statement of operations and $1.6 million in deferred revenue to our condensed consolidated balance sheet.

GAIN ON SALE FROM DISCONTINUED OPERATIONS.

     The gain on sale from discontinued operations of $1.1 million in the six months ended March 31, 2000 primarily represents the reversal of a liability we recorded for the excess space created at our Alameda, California facility, in connection with the sale of our LAN Division in August 1998, that we believed could not be subleased to third parties.

Risk Factors

     In addition to other information in this Form 10-Q, the following risk factors should be considered carefully in evaluating Netopia and its business because such factors currently may have a significant impact on Netopia's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Netopia's other Security and Exchange Commission filings including our Form 10-K for our fiscal year ended September 30, 2000, actual results could differ materially from those projected in any forward-looking statements.

We depend upon the ability of emerging competitive telecommunications carriers and service providers to compete effectively with traditional telephone companies in providing DSL services.

     In the United States, purchasers of our DSL Internet equipment have primarily been emerging competitive telecommunications service carriers and providers such as Rhythms NetConnections and Covad Communications and Internet service providers such as Megapath Networks, PSINet, Onsite Access, UUnet, Verio and XO Communications. We depend upon the ability of such competitive telecommunications service providers to offer DSL services successfully and become sustainable businesses. These competitive telecommunications service providers are competing with traditional regional telephone companies and with each other. Traditional regional telephone companies may have a number of competitive advantages over their new competitors, including greater resources, name recognition and access to customers. Also, traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install DSL equipment at the regional telephone companies' central offices. These competitive telecommunications service providers and Internet service providers have generally incurred operating losses and negative cash flows as they establish their networks and operations. Accordingly, these channel partners are dependent on continued access to new sources of capital. We believe that the current external financing environment is challenging for these competitive telecommunications service providers and Internet service providers. NorthPoint Communications, which has been an important customer, filed a voluntary bankruptcy petition on January 16, 2001 and subsequently ceased operations.

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

          . NorthPoint Communications voluntarily filed for protection under the Bankruptcy Act on January 16, 2001 and subsequently ceased operation s;

          . Covad Communications has reduced its breadth of network build-out and significantly scaled back its operations; and

          . Rhythms NetConnections announced on January 16, 2001 its intention to reduce the number of markets in which it offers services and significantly scaled back its operations, and its auditors recently issued Rhythms a "going-concern" opinion in connection with their audit for the year ended

               December 31, 2000 as reported in their Form 10-K.

     The financing market for CLECs has remained difficult and has been largely closed in recent months, resulting in significantly decreased sales to CLECs and write offs of receivables.

     Like the CLECs, ISPs have struggled in the past year. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, the lack of differentiation has led to significant erosion in the prices charged to customers. Our leading ISP customers in 2000, PSI Net, LMKI, Flashcom Communications, Zyan Communications and Fastpoint Technology, all have experienced significant business difficulties and some have filed for bankruptcy or ceased operations. For example, PSInet, which has been an important customer, announced on May 1, 2001 that it will default on an interest payment on its 11-1/2% Senior Notes due May 1, 2001, and will not make its May equipment lease and note payments. The pricing pressure for ISPs continues to date, and, accordingly, sales of our products to ISPs have decreased and remain difficult.

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

     Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. For the three months ended March 31, 2001, our top four customers who each individually represented at least 5% of our total revenues, accounted for approximately 51.9% of our total revenues. In this period, sales to Covad Communications, Rhythms NetConnections and Ingram Micro represented approximately 17.7%, 15.9% and 11.8%, respectively, of our total revenues. These channels partners have generally incurred operating losses and negative cash flows as they attempt to establish their networks and operations. Accordingly, they are dependent on continued access to new sources of capital. To the extent they are unable to secure new sources of capital, our revenues and profitability would be harmed. We believe that the current external financing environment is challenging for these competitive telecommunications service providers.

We have a history of losses and negative cash flow from operations. We may incur losses and negative cash flow from operations in the future.

     Our failure to significantly increase our revenues would result in continuing losses. We incurred losses from continuing operations of $8.5 million and $15.1 million for the three and six months ended March 31, 2001, respectively. Our operations used $2.4 million and $5.3 million of cash for the three and six months ended March 31, 2001, respectively. Even if we do maintain profitability and positive cash flow from operations, we may not be able to sustain or increase profitability or cash flow from operations on a quarterly or annual basis.

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

          . Decreases or delays in purchases by significant customers, or loss of such customers such as Rhythms NetConnections and Covad Communications.

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

Because the markets for our products and services are intensely competitive and some of our competitors are larger and better established, we may not be able to compete successfully against current and future competitors.

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

     In the DSL router market, we primarily compete with 3Com, Arescom, Cayman Systems, Cisco Systems, Siemens (Efficient Networks and its FlowPoint product line), Linksys, Lucent Technologies, Nokia, ZyXEL Communications and several other companies. In addition to these competitors, there have been a growing number of announcements by other companies that they intend to enter the DSL router market. Further, some competitors offer low-cost or no-cost support programs that are similar to our "Up & Running, Guaranteed!" program. In the market for integrated access devices that provide voice over DSL, we primarily compete with Polycom and Siemens (Efficient Networks and its FlowPoint product line).

     In the market for Web sites and electronic commerce platforms, we primarily compete with NetObjects, Trellix, BigStep.com, Intershop and several other companies. In the market for our remote control and enterprise software, we primarily compete with Computer Associates, Intel, Microcom (Compaq), Microsoft, Vector Networks, Stac Software, Symantec, Tivoli Systems (IBM) and several other companies. We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for Timbuktu Pro.

     Many of our current and potential competitors in all product areas have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in all product areas for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

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

     We are currently dependent on the central office equipment of telecommunications service providers that are deploying DSL services. Historically, substantially all of our sales of DSL routers have been for use with DSL central office equipment manufactured by Copper Mountain Networks and Nokia. We have recently introduced DSL routers that are interoperable with Alcatel, Cisco, Ericsson, Lucent Technologies, Nortel, Orckit, Paradyne, Siemens, and Zhone Technologies central office access concentrators. If central office DSL equipment with which our routers are interoperable are not widely used in DSL deployments, our business will be seriously harmed.

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

     .    Evolving industry standards for DSL technologies; and

     .    Government regulation.

     ILECs have been aggressively marketing DSL services principally focusing on residential services. Historically, we have not sold meaningful quantities of DSL hardware products to ILECs in the United States. There are barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized and intense price pressures. We have committed resources that are focused on penetrating these accounts in response to changing market conditions. There is no guarantee we will be successful in penetrating these accounts. In addition, ILECs currently obtain equipment from our competitors, such as Efficient Networks, who have proven to be strong competitors.

     Demand for DSL services has exceeded the ability of carriers and service providers to deploy services in a timely manner and to provide satisfactory customer service. We offer to carriers and service provider customers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated services that will justify higher recurring revenues from end users. These features include dial backup, VPNs (Virtual Private Networks), voice over DSL and website or e-store hosting. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted.

     If telecommunications service providers do not expand their deployment of DSL services, or if additional telecommunications providers do not offer DSL services on a timely basis, then our business, financial condition and results of operations will be seriously harmed.

The market for integrated voice and data products and combined services may not grow as anticipated.

     We have announced a new line of integrated access devices, or IADs, which are designed to allow for voice and data services over a single DSL line. A substantial part of our future growth is dependent on the widespread deployment of these integrated voice and data products for combined voice and data services. To date, service providers including competitive telephone carriers have not deployed such combined services broadly. Unless such products and services are broadly deployed, we can offer no assurance that our integrated voice and data products and combined services will have a meaningful commercial impact. If such growth does not occur as anticipated, this could contribute to significant variations in our future operating results.

Other technologies for the broadband Internet equipment market compete with DSL services.

     DSL services are competing with a variety of different broadband services, including cable, satellite and other wireless technologies. Many of these technologies will compete effectively with DSL services. If any technology competing with DSL technology is more reliable, faster, less expensive, reaches more customers or has other advantages over DSL technology, then the demand for our products and services and our revenues and gross margins may decrease. There is no guarantee we will be able to develop and introduce products for these competing technologies.

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

     We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, reliability and compatibility. For example, we anticipate that voice over DSL technology will become an important feature of future DSL router products. As a result, we believe we will need to successfully develop, introduce and market integrated access devices that will combine voice over DSL and data routing functionality in our products. Additionally, we will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our DSL products. Currently, our router products are fully integrated with Copper Mountain Networks central office access concentrators and are interoperable with Alcatel, Cisco, Ericsson, Lucent Technologies, Nortel, Nokia, Orckit, Paradyne, Siemens, and Zhone Technologies central office access concentrators. However, we may not be able to successfully develop, introduce, enhance or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

     Our DSL Internet equipment has a relatively short history. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a relatively new, rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, including requirements for performance, price, features and compatibility with other DSL equipment. We may not be able to introduce rapidly innovative new products that meet these market requirements. It is possible that the market for DSL Internet equipment will develop in a manner that we do not anticipate.

We may engage in acquisitions or divestitures that involve numerous risks, including the use of cash and the diversion of management attention.

     In the past, we have engaged in both acquisitions and divestitures. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet and in March 2000, we acquired WebOrder. We also entered into an agreement and plan of reorganization in January 2001 under which we agreed to be acquired by Proxim, Inc. This agreement was mutually terminated in March 2001. In addition, in August 1998, we sold our LAN Division, which developed and sold local area network (LAN) products. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. Incremental acquisition related charges including in-process research and development and amortization of goodwill and other intangibles or divestitures of profitable technologies or products could adversely impact our profitability. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

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

     The sales cycle for licensing our Web platform may be long. Licenses of Web platform products are typically closed in the final weeks of the quarter and the timing of these licenses may cause our quarterly results to vary. Our inability to get customer commitments or delays in such commitments due to the lengthy sales cycles would reduce our revenues and adversely impact our results.

A substantial portion of our revenues are derived from sales to international customers.

     A substantial portion of our revenues is derived from sales to international customers. We expect sales to international customers to continue to comprise a significant portion of our revenues. In the past, our international sales have typically been denominated in United States dollars. Beginning in the three months ended June 30, 2000, our fiscal third quarter of 2000, sales of Internet equipment products to our European customers who are members of the European Union are being denominated in the Euro. All other international sales will continue to be denominated in United States dollars. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers. This could lead to decreased profitability of our products and services. In addition, changes in the value of the Euro relative to the United States dollar, could adversely affect our operating results, to the extent we do not hedge sales denominated in the Euro.

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

Business interruptions could adversely affect our business.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. In particular, our headquarters are located near earthquake fault lines and may be susceptible to the risk of earthquakes. If there is an earthquake in the region, our business could be seriously harmed. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

     . Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     . Losses of major customers or the failure to complete significant licensing transactions;

     .    Additions or departures of key personnel;

     . Fluctuations in the stock market price and volume, which are particularly common among highly volatile securities of companies in our industry;

     . General conditions in the broadband communications industry, in particular the DSL market, or the domestic and worldwide economies;

     .    Decreases or delays in purchases by significant customers;

     . A shortfall in revenue or earnings from securities analysts' expectations or other announcements by securities analysts;

     . Our ability to protect and exploit our intellectual property or defend against the intellectual property rights of others; and

     . Developments in our relationships with customers, distributors and suppliers.

     In recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of affected companies. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through the private sale of equity securities and public offerings of our common stock. As of March 31, 2001, we had cash, cash equivalents and short-term investments representing 45.0% of our total assets.

     Our operating activities used $5.3 million of cash for the six months ended March 31, 2001. This use of cash was primarily due to supporting our regular operating activities, paying the expenses related to our terminated merger with Proxim, and paying the expenses related to our restructuring. These costs were partially offset by increased accounts receivable collections. Our operating activities provided $911,000 of cash for the six months ended March 31, 2000 primarily due to cash generated from our normal operating activities as well as an increase in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories.

     Our investing activities provided $2.3 million of cash for the six months ended March 31, 2001 primarily due to proceeds realized from the sale and maturity of short-term investments, partially offset by the purchase of such short-term investments and the purchase of capital equipment and certain long-term investments. Our investing activities used $15.3 million of cash for the six months ended March 31, 2000 primarily due to our acquisitions of WebOrder and StarNet and purchases of short-term investments partially offset by proceeds realized from the sale and maturity of short-term investments.

     Our financing activities provided $1.4 million and $4.3 million of cash for the six months ended March 31, 2001 and 2000, respectively, primarily related to the exercise of employee stock options and employees purchasing our stock through our Employee Stock Purchase Plan.

     We believe that our existing cash, cash equivalents and short-term investments will be adequate to meet our cash needs for working capital and capital expenditures for at least the next twelve months. We may require substantial capital to finance our future growth and fund our ongoing research and development activities during the remainder of fiscal 2001 and beyond. If we issue additional stock to raise capital, the percentage ownership in Netopia of our existing shareholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms we believe favorable.

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

     During the three months ended December 31, 2000, our fiscal first quarter of 2001, we purchased $2.0 million of Series D Preferred stock in Megapath Networks Incorporated (Megapath). Megapath, a broadband service provider, provides high-speed, Internet access to small and midsize businesses. MegaPath offers high-speed DSL access, Web-site design and development, e-commerce and Web hosting services. During the year ended September 30, 2000, Megapath had purchased our Internet equipment and licensed our Web site and e-commerce platform. Although there is no public market for Megapath's stock, we believe the market value of these shares remains at $2.0 million. As part of the purchase, we bear the economic risk of the investment indefinitely. There is no assurance that the purchased shares will be registered pursuant to the Securities Act, or that an exemption from registration would be available for any resale by us of these shares. Accordingly, we may not be able to transfer all or any portion of the shares in the amounts or at times we would propose.

     During the three months ended September 30, 2000, our fiscal fourth quarter of 2000, we purchased $2.0 million of Series C Preferred Stock in Everdream Corporation (Everdream). Everdream provides outsourced IT expertise, products and services that enable small and medium size businesses to focus on their core competencies. In April 2000, we entered into an agreement with Everdream to host a co-branded version of the Web e-commerce platform for Everdream's customers. Although there is no public market for Everdream's stock, we believe that the market value of these shares remains at $2.0 million. As part of the purchase, we bear the economic risk of the investment indefinitely. There is no assurance that the purchased shares will be registered pursuant to the Securities Act, or that an exemption from registration would be available for any resale by us of these shares. Accordingly, we may not be able to transfer all or any portion of the shares in the amounts or at times we would propose.

     We review our long-lived assets including furniture, fixtures and equipment and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. At this time, there have been no events or changes in circumstances that would indicate our carrying values of these assets are not recoverable. In the event we determine the value of any of these long-lived assets to be unrecoverable, we would write-down the asset to the then fair market value of the asset.

PART I.  FINANCIAL INFORMATION
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our exposure to foreign exchange risk relates primarily to sales made to international customers denominated in Euros. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio. Beginning in the three months ended June 30, 2000, our fiscal third quarter of 2000, sales to European countries that are members of the European Union are being denominated in the Euro. In order to reduce our exposure resulting from currency fluctuations, we have entered into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. We do not enter into currency exchange contracts for speculative or trading purposes.

Interest Rate Risk

     The table below presents the market value and related weighted-average interest rates for our investment portfolio at March 31, 2001 and 2000. All of our investments mature in twelve months or less.

                                                              March 31, 2001                 March 31, 2000
                                                    ------------------------------- -------------------------------
                                                                 Fair     Average                Fair     Average
     Principal (notional) amounts in                  Cost      Market    Interest    Cost      Market    Interest
     United States dollars:                           Basis     Value       Rate      Basis     Value       Rate
     ---------------------------------------------  --------  ---------  ---------- --------  ---------  ----------
     Cash equivalents - fixed rate (a)..........    $ 34,071  $  34,255     5.35%   $ 49,795  $  49,985     5.96%
     Short-term investments - fixed rate (b)....      14,304     14,389     5.24%      9,123      9,302     5.94%
                                                    --------  ---------             --------  ---------
                                                    $ 47,375  $  48,644             $ 58,918  $  59,287
                                                    ========  =========             ========  =========

------------------
     (a) Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.
     (b) Short term investments represent the portion of our investment portfolio which mature in greater than or equal to 90 days.

     Our market interest rate risk relates primarily to changes in the United States short-term prime interest rate. These changes impact the price and yield of our short-term investments. We minimize this risk by following a policy of portfolio diversification.

Foreign Currency Exchange Risk

     The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at March 31, 2001 and 2000. These accounts receivable are valued at the United States/Euro exchange rate as of March 31, 2001. The carrying value approximates fair value at March 31, 2001 and 2000.

                                                               March 31, 2001                 March 31, 2000
                                                       ------------------------------- ------------------------------
     Principal (notional) amounts in                     Carrying        Exchange        Carrying       Exchange
     United States dollars:                               Amount           Rate           Amount          Rate
     ------------------------------------------------- ------------- ----------------- ------------- ----------------
                                                       (in thousands)                  (in thousands)
     Accounts receivable denominated in Euros.......      $  2,060         0.878               --              --


     The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at March 31, 2001 and 2000. The carrying value approximates fair value at March 31, 2001 and 2000.

                                                     March 31, 2001                         March 31, 2000
                                         ----------------------------------------  ---------------------------------
     Principal (notional) amounts in        Carrying      Spot    Settlement          Carrying    Spot   Settlement
     Euros:                                  Amount       Rate       Date              Amount     Rate      Date
     ---------------------------------   ----------------------------------------  ---------------------------------
                                         (in thousands)                            (in thousands)
     Currency exchange forward
        contract # 1................         $  25       0.8811     May 2001               --        --        --
     Currency exchange forward
        contract # 2................         $ 155       0.8811     June 2001              --        --        --
     Currency exchange forward
        contract # 3................         $ 548       0.8812     July 2001              --        --        --
     Currency exchange forward
        contract # 4................         $ 418       0.8813    August 2001             --        --        --

     Our foreign currency exchange risk relates to changes in the value of the Euro relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
--------------------------------------------------------------------------------
     On January 11, 2001, we issued a warrant to purchase 5,000 shares of our common stock to Heidrick & Struggles, Inc., an executive search firm. The exercise price of the warrant is $5.625 per share, the fair market value of our common stock on the date of issue. The warrant will expire on January 11, 2003. The warrant is exempt from registration pursuant to Section 4(2) of the Securities Act. We relied upon representations made by Heidrick & Struggles in the warrant agreement.

Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

     On January 29, 2001, we held our Annual Meeting of Stockholders in Alameda, California.

     An election of directors was held, with the following individuals being elected to our Board of Directors:

                                                                 Votes For:        Votes Withheld:
                                                               ---------------   --------------------
          Reese M. Jones.....................................      14,622,703           320,709
          Alan B. Lefkof.....................................      14,611,263           332,149
          David F. Marquardt.................................      14,630,903           312,509
          David C. King......................................      14,625,438           317,974

     Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

     . To approve an amendment to the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock available for issuance under the plan by 500,000 shares. There were 1,689,338 votes in favor, 4,742,422 votes opposed, 45,845 votes abstaining and 8,465,807 broker non-votes.

     . To approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock available for issuance under the plan by 800,000 shares. There were 5,795,061 votes in favor, 639,573 votes opposed, 42,971 votes abstaining and 8,465,807 broker non-votes.

     . To amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25 million shares to 50 million shares. There were 14,405,500 votes in favor, 522,772 votes opposed, 15,140 votes abstaining and no broker non-votes.

     . To ratify the appointment of KPMG LLP as independent auditors of the Company. There were 14,716,820 votes in favor, 200,629 votes opposed, 25,963 votes abstaining and no broker non-votes.

     We announced a Special Meeting of Stockholders to be held on March 23, 2001 to consider and vote on the agreement and plan of reorganization under which we would be acquired by Proxim, Inc. Following the mutual termination in March 2001 of the agreement and plan of reorganization, the Special Meeting was cancelled.

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(b)   Reports on Form 8-K

      . On January 30, 2001, we filed a Form 8-K reporting Items: 5 -Other Events; and 7 - Financial Statements, Pro Forma Financial Information and Exhibits; announcing our agreement and plan of reorganization under which we agreed to be acquired by Proxim, Inc. There were no financial statements filed with this Form 8-K.

      . On March 23, 2001, we filed a Form 8-K reporting Items: 5 - Other Events; and 7 - Financial Statements, Pro Forma Financial Information and Exhibits; announcing the termination of the agreement and plan of reorganization with Proxim, Inc. There were no financial statements filed with this Form 8-K.

SIGNATURE
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2001                     NETOPIA, INC.
                                        (Registrant)


                                        By: /s/ Alan B. Lefkof
                                           -------------------------------------
                                           Alan B. Lefkof
                                           President, Chief Executive Officer,
                                           Director, and acting Chief
                                           Financial Officer