Form 10-Q
period 2001-06-30
NETOPIA INC
filed 2001-08-13
CIK 1012482

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

                  For the quarterly period ended June 30, 2001


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

                                --------------

     Indicate by [X] check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes ________    No [X]

     As of June 30, 2001 there were 17,907,763 shares of the Registrant's Common Stock outstanding.

================================================================================

NETOPIA, INC.
Form 10-Q
Table of Contents                                                                                      Page
-------------------------------------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements........................................   2

          Condensed consolidated balance sheets at June 30, 2001 (unaudited)
          and September 30, 2000 (audited).............................................................   2

          Unaudited condensed consolidated statements of operations for the three and nine
          months ended June 30, 2001 and 2000..........................................................   3

          Unaudited condensed consolidated statements of cash flows for the nine months ended
          June 30, 2001 and 2000.......................................................................   4

          Notes to unaudited condensed consolidated financial statements...............................   5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........  11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................  29

PART II.  OTHER INFORMATION

Item 5.   Other Information............................................................................  31

Item 6.   Exhibits and Reports on Form 8-K.............................................................  31

SIGNATURE..............................................................................................  32

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

                                                                                   June 30,
                                                                                     2001           September 30,
                                                                                  (unaudited)            2000
                                                                               ----------------   -----------------
                                    ASSETS

Current assets:
    Cash and cash equivalents..............................................    $         36,788   $          37,839
    Short-term investments.................................................              15,035              21,938
    Trade accounts receivable, less allowance for doubtful accounts and
       returns of $4,009 and $3,258, respectively..........................               8,592              15,646
    Inventories, net.......................................................               9,646              10,284
    Prepaid expenses and other current assets..............................               1,035               2,341
                                                                               ----------------   -----------------
            Total current assets...........................................              71,096              88,048
Furniture, fixtures and equipment, net.....................................               5,802               4,469
Intangible assets, net.....................................................              22,129              31,016
Long-term investments......................................................               4,000               2,493
Deposits and other assets..................................................               2,504               2,347
                                                                               ----------------   -----------------
                                                                               $        105,531   $         128,373
                                                                               ================   =================
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.......................................................    $          6,794   $           8,547
    Accrued compensation...................................................               2,248               2,756
    Accrued liabilities....................................................               1,110               1,332
    Deferred revenue.......................................................               2,858               2,215
    Other current liabilities..............................................                 112                 906
                                                                               ----------------   -----------------
            Total current liabilities......................................              13,122              15,756
Long-term liabilities......................................................                 173                 328
                                                                               ----------------   -----------------
            Total liabilities..............................................              13,295              16,084

Commitments and contingencies

Stockholders' equity:
 Common stock: $0.001 par value, 25,000,000 shares authorized;
    17,907,763 and 17,587,615 shares issued and outstanding at
    June 30, 2001 and September 30, 2000, respectively.....................                  18                  17
    Additional paid-in capital.............................................             144,357             142,857
    Accumulated deficit....................................................             (52,139)            (30,079)
    Accumulated other comprehensive loss...................................                  --                (506)
                                                                               ----------------   -----------------
            Total stockholders' equity.....................................              92,236             112,289
                                                                               ----------------   -----------------
                                                                               $        105,531   $         128,373
                                                                               ================   =================

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts; unaudited)

                                                                     Three months ended              Nine months ended
                                                                          June 30,                        June 30,
                                                               -----------------------------    ----------------------------
                                                                    2001            2000            2001            2000
                                                               -------------    ------------    ------------    ------------
                                                                         (in thousands, except for per share amounts)
Revenues:
   Internet equipment......................................    $     14,478    $     22,134    $     45,781    $     48,633
   Web platform licenses and services......................           4,483           6,381          14,401          17,970
                                                               ------------    ------------    ------------    ------------
       Total revenues......................................          18,961          28,515          60,182          66,603

Cost of revenues:
   Internet equipment......................................           9,653          15,461          30,293          33,949
   Web platform licenses and services......................             182             222             608             468
                                                               ------------    ------------    ------------    ------------
       Total cost of revenues..............................           9,835          15,683          30,901          34,417
                                                               ------------    ------------    ------------    ------------

   Gross profit............................................           9,126          12,832          29,281          32,186

Operating expenses:
   Research and development................................           3,444           3,499          10,376           9,640
   Selling and marketing ..................................           6,577           6,886          21,266          18,805
   General and administrative..............................           2,010           1,065           6,513           3,358
   Restructuring costs.....................................              --              --           1,073              --
   Terminated merger costs.................................              --              --           2,640              --
   Acquired in-process research and development............              --              --              --           8,658
   Amortization of goodwill and other intangible assets....           2,996           3,003           8,988           6,750
                                                               ------------    ------------    ------------    ------------
       Total operating expenses............................          15,027          14,453          50,856          47,211
                                                               ------------    ------------    ------------    ------------

       Operating loss......................................          (5,901)         (1,621)        (21,575)        (15,025)

Other income (loss):
   Loss on impaired securities.............................              --              --         (1,000)              --
   Other income, net.......................................             509             943            2070           2,663
                                                               ------------    ------------    ------------    ------------
       Total other income..................................             509             943           1,070           2,663
                                                               ------------    ------------    ------------    ------------

   Loss from continuing operations before cumulative
   effect from adoption of Staff Accounting Bulletin 101...          (5,392)           (678)        (20,505)        (12,362)

Cumulative effect from adoption of Staff Accounting
Bulletin 101...............................................              --              --         (1,555)              --

Gain on sale of discontinued operation, net of taxes.......              --           1,334              --           2,481
                                                               ------------    ------------    ------------    ------------

            Net income (loss).............................     $     (5,392)   $        656    $    (22,060)   $     (9,881)
                                                               ============    ============    ============    ============

Per share data, net income (loss):
     Net income (loss) per share............................   $      (0.30)   $       0.04    $      (1.24)   $      (0.59)
                                                               ============    ============    ============    ============
     Shares used in the per share calculations..............         17,882          17,239          17,769          16,612
                                                               ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                                                      Nine months ended June 30,
                                                                                -------------------------------------
                                                                                     2001                2000
                                                                                -------------------------------------
Cash flows from operating activities:
Net loss...................................................................     $    (22,060)         $    (9,881)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
   Depreciation and amortization...........................................           11,473                8,623
   Charge for acquired in-process research and development.................               --                8,658
   Unrealized loss on impaired securities..................................            1,000                   --
   Changes in allowance for doubtful accounts and returns on
      accounts receivable..................................................              752                  138
   Changes in operating assets and liabilities:
      Trade accounts receivable............................................            6,303               (8,874)
      Inventories..........................................................              638               (3,394)
      Prepaid expenses and other current assets............................            1,306                 (470)
      Deposits and other assets............................................               61                1,038
      Accounts payable and accrued liabilities.............................           (2,483)               4,381
      Deferred revenue.....................................................              546                  496
      Other liabilities....................................................             (852)                 510
                                                                             ---------------      ---------------
         Net cash provided by (used in) operating activities...............           (3,316)               1,225
                                                                             ---------------      ---------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment...........................           (3,128)              (2,080)
   Capitalization of software development costs............................             (909)                (532)
   Acquisition of technology...............................................             (100)             (11,642)
   Purchase of long-term investment........................................           (2,000)                  --
   Purchase of short-term investments......................................          (39,708)             (45,358)
   Proceeds from the sale and maturity of short-term investments...........           46,610               33,444
                                                                             ---------------      ---------------
         Net cash provided by (used in) investing activities...............              765              (26,168)
                                                                             ---------------      ---------------

Cash flows from financing activities:
   Proceeds from the issuance of common stock, net.........................            1,500                5,423
                                                                             ---------------      ---------------
         Net cash provided by financing activities.........................            1,500                5,423
                                                                             ---------------      ---------------

Net decrease in cash and cash equivalents..................................           (1,051)             (19,520)
Cash and cash equivalents, beginning of period.............................           37,839               61,381
                                                                             ---------------      ---------------
Cash and cash equivalents, end of period...................................           36,788          $    41,861
                                                                             ===============      ===============

Supplemental disclosures of noncash investing and financing activities:
   Issuance of common stock equivalents for consulting services............     $         16          $        --
                                                                             ===============      ===============
   Issuance of common stock and common stock options for acquisition of
   intangible assets.......................................................     $         --          $    35,491
                                                                             ===============      ===============




See accompanying notes to condensed consolidated financial statements

NETOPIA, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

(1)    Basis of Presentation
       ---------------------

     The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in our opinion are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. The consolidated results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2001.

(2)    Recent Accounting Pronouncements
       --------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 in its fiscal first quarter of 2001 which did not have a material effect on its balance sheet or statement of operations.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets that were acquired singly, as part of a group, or in a business combination. The Company will be required to adopt SFAS No. 142 in its fiscal first quarter of 2002. As a result of the adoption, the Company will discontinue its amortization of goodwill and other intangible assets related to its previous business combinations.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in its fiscal first quarter of 2001 resulting in a $1.6 million charge to its statement of operations and a $1.6 million increase in deferred revenue to its balance sheet. The cumulative effect of adoption of SAB 101 reflects a change in revenue recognition for Web platform licenses that provided for nonrefundable upfront payments. This revenue is being amortized over the terms of the licenses, of which approximately $0.2 million and $0.7 million was recognized during the three and nine months ended June 30, 2001, respectively. Detail of the Company's deferred revenue related to the adoption of SAB 101 is as follows (in thousands):

                                                                     SAB 101
                                                                    Deferred
                                                                     Revenue
                                                                  --------------

     Charge for SAB 101 deferred revenue.........................     $  1,555
     Less amounts amortized:
        Three months ended December 31, 2000.....................          267
        Three months ended March 31, 2001........................          229
        Three months ended June 30, 2001.........................          201
                                                                  --------------
          Subtotal...............................................          697
                                                                  --------------
        Net SAB 101 deferred revenue as of June 30, 2001.........      $   858
                                                                  ==============

(3)    Inventories
       -----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventories consisted of the following (in thousands):

                                                                           June 30,           September 30,
                                                                             2001                 2000
                                                                        ----------------     ----------------
         Raw materials and work in process........................          $     5,250          $     4,723
         Finished goods...........................................                4,396                5,561
                                                                        ----------------     ----------------
                                                                            $     9,646          $    10,284
                                                                        ================     ================

(4)    Net Income (Loss) Per Share
       ---------------------------

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

Computation of basic and diluted net income (loss) per share:
(in thousands, except per share amounts)

                                                             Three months ended           Nine months ended
                                                                  June 30,                    June 30,
                                                          --------------------------  --------------------------
                                                             2001          2000          2001          2000
                                                          --------------------------  --------------------------
         Net income (loss).............................    $  (5,392)      $   656     $ (22,060)    $  (9,881)
         Weighted average number of common stock
             outstanding...............................       17,882        17,239        17,769        16,612
         Basic and diluted net income (loss) per common
             share.....................................     $  (0.30)     $   0.04      $  (1.24)     $  (0.59)

     Potentially dilutive common shares have been excluded from the computation of diluted net income (loss) per share for the three and nine months ended June 30, 2001 and 2000 since their effect on net income (loss) per share is antidilutive, based on losses from continuing operations as the control number. Consequently, the number of shares in the computations of basic and diluted net income (loss) per share is the same for each period. Potentially dilutive common shares which were excluded from the computation of diluted net income (loss) per share consisted of options to purchase common stock totaling 3,322,895 shares for the three and nine months ended March 31, 2001; 4,110,245 shares for the three and nine months ended June 30, 2000; and a warrant to purchase common stock totaling 5,000 shares for the three and nine months ended June 30, 2001.

(5)    Segment, Geographic and Significant Customer Information
       ---------------------------------------------------------

     Segment Information

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Netopia's Chief Executive Officer (CEO) is considered the Company's CODM. For purposes of making operating decisions and assessing financial performance, the Company's CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

     The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments for the three and nine months ended June 30, 2001 and 2000 is as follows (in thousands):

                                                             Three months ended June 30,
                                    -------------------------------------------------------------------------------
                                                    2001                                     2000
                                    --------------------------------------  ---------------------------------------
                                      Internet       Web                      Internet        Web         Total
                                     Equipment     Platform      Total       Equipment     Platform
                                    -----------  -----------  ------------  ------------- ------------ ------------
Revenue...........................    $ 14,478     $  4,483    $ 18,961       $ 22,134     $  6,381     $ 28,515
Cost of revenues..................       9,653          182       9,835         15,461          222       15,683
                                      --------     --------    --------       --------     --------     --------
  Gross profit....................       4,825        4,301       9,126          6,673        6,159       12,832
  Gross margin....................        33.3%        95.9%       48.1%          30.1%        96.5%        45.0%
Unallocated operating expenses....                               15,027                                   14,453
                                                               --------                                 --------
  Operating loss..................                             $ (5,901)                                $ (1,621)
                                                               ========                                 ========

                                                              Nine months ended June 30,
                                    -------------------------------------------------------------------------------
                                                    2001                                     2000
                                    --------------------------------------  ---------------------------------------
                                      Internet       Web                      Internet        Web
                                     Equipment     Platform       Total      Equipment     Platform       Total
                                    -----------   ----------    ----------  ------------- ------------ ------------
Revenue...........................     $45,781     $ 14,401    $ 60,182       $ 48,633     $ 17,970     $ 66,603
Cost of revenues..................      30,293          608      30,901         33,949          468       34,417
                                       -------     --------    --------       --------     --------     --------
  Gross profit....................      15,488       13,793      29,281         14,684       17,502       32,186
  Gross margin....................        33.8%        95.8%       48.7%          30.2%        97.4%        48.3%
Unallocated operating expenses....                               50,856                                   47,211
                                                               --------                                 --------
  Operating loss..................                             $(21,575)                                $(15,025)
                                                               ========                                 ========

     Geographic Information

     The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in five regions: United States, Europe, Asia Pacific, Canada and other, and Latin America. Revenues outside of the United States are primarily export sales denominated in United States dollars. The Company does not have material operating assets outside of the United States. Disaggregated financial information regarding the Company's revenues by geographic region for the three and nine months ended June 30, 2001 and 2000 is as follows (in thousands):

                                                                      Three months ended          Nine months ended
                                                                           June 30,                    June 30,
                                                                  --------------------------- ---------------------------
                                                                      2001          2000          2001          2000
                                                                  --------------------------- ---------------------------
                United States....................................    $ 17,178      $ 23,646      $ 51,191      $ 53,949
                Europe...........................................       1,310         4,197         7,307        10,605
                Asia Pacific.....................................         119           127           632           647
                Canada and other.................................         263           494           921         1,178
                Latin America....................................          91            51           131           224
                                                                  --------------------------- ---------------------------
                                                                     $ 18,961      $ 28,515      $ 60,182      $ 66,603
                                                                  =========================== ===========================

     Customer Information

     For the three months ended June 30, 2001 and 2000:

          . Covad Communications, a competitive local exchange carrier (CLEC) that purchases the Company's Internet equipment products, accounted for 22.8% and 24.6%, respectively, of the Company's total revenues and accounted for 12.8% and 32.7%, respectively, of the Company's accounts receivable. Covad announced on August 7, 2001 that it expects to file for protection under the Bankruptcy Act by mid-August 2001.

          . Ingram Micro, a distributor that purchases both the Company's Internet equipment and Web platform products, accounted for 12.8% and 6.1%, respectively, of the Company's total revenues and accounted for 17.7% and 9.0%, respectively, of the Company's accounts receivable.

     No other customers during the three months ended June 30, 2001 and 2000 accounted for 10.0% or more of the Company's total revenues or accounts receivable.

     For the nine months ended June 30, 2001 and 2000:

          . Covad Communications accounted for 13.7% and 16.7%, respectively, of the Company's total revenues and accounted for 12.8% and 32.7%, respectively, of the Company's accounts receivable. Covad announced on August 7, 2001 that it expects to file for protection under the Bankruptcy Act by mid-August 2001 as part of a capital restructuring plan. On August 7, 2001, the Company had no accounts receivable balance for Covad.

          . Rhythms NetConnections accounted for 13.6% and 5.5%, respectively, of the Company's total revenues and accounted for 4.0% and 3.4%, respectively, of the Company's accounts receivable. During the three months ended June 30, 2001, Rhythms prepaid for all purchases of the Company's Internet equipment products, and consequently Rhythms accounted for no additional amounts of the Company's accounts receivable. Rhythms filed for protection under the Bankruptcy Act on August 2, 2001, and announced on August 10, 2001 it expects to cease operations in September 2001.

          . NorthPoint Communications accounted for 0.0% and 12.1%, respectively, of the Company's total revenues. NorthPoint accounted for 9.0% of the Company's accounts receivable at March 31, 2000. During the three months ended December 31, 2000, Netopia fully reserved approximately $1.7 million related to Northpoint's outstanding accounts receivable balance. During the three months ended March 31, 2001, NorthPoint prepaid for all purchases of the Company's Internet equipment products, and consequently NorthPoint accounted for no additional amounts of the Company's accounts receivable other than the amount previously fully reserved. As a result of NorthPoint filing for protection under the Bankruptcy Act and ceasing operations during March 2001, the Company does not believe it will recover any amounts from the bankruptcy estate.

(6)      Intangible Assets
         -----------------


     Intangible assets consist of amounts allocated to goodwill and other intangible assets in connection with the Company's acquisitions. Detail of the Company's intangible assets is as follows (in thousands):

                                                                      Amount
                                                                   Allocated to
                                                                   Goodwill and
                                                                      Other
                                                                    Intangible     Accumulated
                                               Acquisition Date       Assets       Amortization     Net Value
                                               ----------------    ------------    ------------     ---------
         WebOrder.............................       March 2000       $  17,119       $   5,812       $ 11,307
         Starnet Technologies.................     October 1999          21,165          11,592          9,573
         Serus................................    December 1998           2,161           1,333            828
         netOctopus...........................    December 1998             960             539            421
                                                                      ---------       ---------       --------
                                                                      $  41,145       $  19,016       $ 22,129
                                                                      =========       =========       ========

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

(7)      Restructuring Costs
         -------------------

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

                                                      Employee    Internet
                                                      severance     portal     Facility
                                                      benefits    exit costs     costs       Total
                                                     ----------  ------------ -----------  ---------
         Total charge...............................     $  475      $  510      $   88      $ 1,073
         Less:
            Amounts paid............................        242          38           9          289
            Non-cash charges........................         63         413          --          476
                                                      ------------ ----------- ----------- -----------
         Balance at March 31, 2001..................     $  170      $   59      $   79      $   308
         Less:
            Amounts paid............................         69          57          27          153
                                                      ------------ ----------- ----------- -----------
         Accrued balance at June 30, 2001...........     $  101      $    2      $   52      $   155
                                                      ============ =========== =========== ===========

(8)      Terminated Merger Costs
         -----------------------

     During the three months ended March 31, 2001, the Company recorded a non-recurring charge of $2.6 million for costs incurred in connection with the terminated merger between the Company and Proxim, Inc. The non-recurring charge consisted of fees for accounting and legal advisory services, initiation of joint marketing and research and development expenses in anticipation of the merger that we had undertaken at the direction of Proxim, certain shared merger costs, and other related expenses. Details of the non-recurring charge are as follows (in thousands):


                               Accounting                         Joint
                               and legal                       research and   Shared
                                advisory    Joint marketing    development    merger
                                services      commitments         costs        costs       Other       Total
                              ------------- ----------------- --------------- ----------  ---------  ----------
Total charge..................   $  1,257         $   572         $   429     $  150      $  232      $2,640
Less:
   Amounts paid...............      1,169             165             229         --         138       1,701
   Non-cash charges...........         --              --              --         --          16          16
                              ------------- ----------------- --------------- ----------  ----------  ---------
Balance at March 31, 2001.....   $     88         $   407         $   200     $  150      $   78      $  923
Less:
   Amounts paid...............        171             395             200         --         112         878
                              ------------- ----------------- --------------- ----------  ----------  ---------
Balance at June 30, 2001......   $    (83)        $    12         $    --     $  150      $  (34)     $   45
                              ============= ================= =============== ==========  ==========  =========

PART I.       FINANCIAL INFORMATION
Item 2.       Managements Discussion and Analysis of Financial Condition and
              --------------------------------------------------------------
              Results of Operations
              ---------------------

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

 Overview

     Netopia, Inc. ("Netopia", the "Company", "we" or "us") develops, markets and supports broadband Internet equipment and Web platforms for small, medium and distributed enterprises. Our Internet equipment includes digital subscriber line (DSL), T1/Frame Relay, integrated services digital network (ISDN) and dual analog Internet routers. Our Web platform is an integrated software system that enables organizations to successfully deploy and manage Web-based services that provide electronic business solutions including electronic commerce (e-commerce), system management, customer relationship management (CRM) and broadband deployment. These technology platforms enable carriers and service providers to create and offer value-added, bundled service offerings for their small, medium and distributed enterprise customers. These bundled service offerings often include broadband service bundled with backup, bonding, virtual private networking (VPN), voice over DSL, and eSite and eStore hosting.

     We primarily sell our Internet equipment products to: emerging competitive telecommunications service carriers and providers such as Covad Communications and Rhythms NetConnections; Internet service providers (ISPs) such as Mpower Communications, Onsite Access and Business Telecomunication; distributors such as Ingram Micro, Softway; and Tech Data and incumbent local exchange carriers (ILECs) such as Bell South, SBC and Verizon. We depend upon the ability of the competitive telecommunications service providers and ISPs to offer broadband services successfully and become sustainable businesses. These competitive telecommunications service providers and ISPs are competing with traditional regional telephone companies and with each other. Traditional regional telephone companies may have a number of competitive advantages over these competitors, including greater resources, name recognition and access to customers. Also, traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install broadband equipment at the regional telephone companies' central offices. Competitive telecommunications service providers and ISPs have generally incurred operating losses and negative cash flows as they establish their networks and operations. Accordingly, these channel partners are dependent on continued access to new sources of capital. For example, NorthPoint Communications, which had been an important customer, filed a voluntary petition under the Bankruptcy Act on January 16, 2001 and ceased operations during March 2001. Similarly, Rhythms Netconnections, which has been an important customer, filed a voluntary petition under the Bankruptcy Act on August 2, 2001, and announced on August 10, 2001 that it expects to cease operations in September 2001. Covad Communications, which currently is our largest customer, announced on August 7, 2001 that it expects to file a voluntary petition under the Bankruptcy Act by mid-August 2001 as part of a capital restructuring plan. PSInet, which has been an important customer, filed a voluntary petition under the Bankruptcy Act on June 1, 2001, and most of its Canadian subsidiaries filed for protection under similar Canadian statues called the Companies' Creditors Arrangement Act.

Results of Operations for the Three and Nine Months Ended June 30, 2001 and 2000

     The following table sets forth for the periods indicated, certain statement of operations data expressed as a percentage of revenues.

                                                                Three months ended           Nine months ended
                                                                     June 30,                    June 30,
                                                             ------------------------    --------------------------
                                                                2001          2000           2001           2000
                                                             ------------------------    --------------------------
Revenues:
   Internet equipment......................................        76.4%         77.6%          76.1%          73.0%
   Web platform licenses and services......................        23.6          22.4           23.9           27.0
                                                             ------------------------    --------------------------
       Total revenues......................................       100.0         100.0          100.0          100.0

Cost of revenues:
   Internet equipment......................................        50.9          54.2           50.3           51.0
   Web platform licenses and services......................         1.0           0.8            1.0            0.7
                                                             ------------------------    --------------------------
       Total cost of revenues..............................        51.9          55.0           51.3           51.7
                                                             ------------------------    --------------------------

   Gross profit............................................        48.1          45.0           48.7           48.3

Operating expenses:
   Research and development................................        18.2          12.3           17.2           14.5
   Selling and marketing ..................................        34.7          24.1           35.3           28.2
   General and administrative..............................        10.6           3.8           10.8            6.0
   Restructuring costs.....................................          --            --            1.8             --
   Terminated merger costs.................................          --            --            4.4             --
   Acquired in-process research and development............          --            --             --           13.0
   Amortization of goodwill and other intangible assets....        15.8          10.5           14.9           10.1
                                                             ------------------------    --------------------------
       Total operating expenses............................        79.3          50.7           84.4           70.9
                                                             ------------------------    --------------------------

       Operating loss......................................       (31.2)         (5.7)         (35.7)         (22.6)

Other income (loss):
   Loss on impaired securities.............................          --            --           (1.7)            --
   Other income, net.......................................         2.7           3.3            3.4            4.0
                                                             ------------------------    --------------------------
       Total other income..................................         2.7           3.3            1.7            4.0
                                                             ------------------------    --------------------------

   Loss from continuing operations before cumulative
   effect from adoption of Staff Accounting Bulletin 101...       (28.5)         (2.4)         (34.0)         (18.6)

Cumulative effect from adoption of Staff Accounting
Bulletin 101...............................................          --            --           (2.6)            --

Gain on sale of discontinued operation, net of taxes.......          --           4.7             --            3.7
                                                             ------------------------    --------------------------

            Net income (loss).............................        (28.5%)         2.3%         (36.6%)        (14.8%)
                                                             ========================    ==========================


REVENUE

     For the three months ended June 30, 2001, our revenues decreased 33.5% to $19.0 million from $28.5 million in the three months ended June 30, 2000. Revenue declined primarily due to decreased sales of our DSL Internet routers in the United States and decreased licensing of our Web platform products worldwide. Sales of our DSL Internet routers and Web platform products decreased primarily as a result of the financial and operational difficulties encountered by the customers to whom and channels through which we sell these products.

     For the nine months ended June 30, 2001, our revenues decreased 9.6% to $60.2 million from $66.6 million in the nine months ended June 30, 2000. Revenue declined primarily due to decreased sales of our Internet equipment products, particularly our DSL Internet routers in the United States and our ISDN Internet routers in Europe as well as decreased sales of our Web platform products worldwide. This decrease was partially offset by increased sales of our DSL Internet routers in Europe. Sales of our DSL Internet routers and Web platform products decreased primarily as a result of the financial and operational difficulties encountered by the customers to whom and channels through which we sell these products. Sales of our ISDN Internet routers decreased in Europe and sales of our DSL Internet routers increased in Europe primarily as a result of growing demand for DSL Internet services that is replacing the use of ISDN Internet services in the European markets in which we distribute our Internet equipment products.

     The following table provides a breakdown of revenue by region expressed as a percentage of total revenues for the periods presented.

                                                           Three months ended           Nine months ended
                                                                June 30,                     June 30,
                                                       ------------------------     ------------------------
                                                           2001          2000           2001          2000
                                                       ------------------------     ------------------------
     Europe..........................................        6.9%         14.7%          12.1%         15.9%
     Asia Pacific....................................        0.6           0.4            1.1           1.0
     Canada and other................................        1.4           1.7            1.5           1.8
     Latin America...................................        0.5           0.3            0.2           0.3
                                                       ------------------------     -----------------------
         Subtotal international revenues.............        9.4          17.1           14.9          19.0
     United States...................................       90.6          82.9           85.1          81.0
                                                       -----------------------      -----------------------
                                                           100.0%        100.0%         100.0%        100.0%
                                                       =======================      =======================

     For the three months ended June 30, 2001, international revenues decreased 63.4% to $1.8 million from $4.9 million in the three months ended June 30, 2000. For the nine months ended June 30, 2001, international revenues decreased 28.9% to $9.0 million from $12.7 million in the nine months ended June 30, 2000. International revenues decreased for the three and nine months ended June 30, 2001 primarily due to decreased sales of our ISDN Internet routers as a result of increased deployment of DSL services internationally to connect to the Internet as well as decreased sales of our Web platform products. The decline in international revenues for the nine months ended June 30, 2001 was partially offset by increased sales of our DSL Internet routers internationally. Although international revenues decreased as a percentage of revenue in the three and nine months ended June 30, 2001, a substantial portion of our revenues are derived from sales to international customers, and, we expect sales to international customers to increase in absolute dollars in future quarters.

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

GROSS MARGIN

     For the three months ended June 30, 2001, our gross margin increased to 48.1% from 45.0% in the three months ended June 30, 2000. For the nine months ended June 30, 2001, our gross margin increased to 48.7% from 48.3% in the nine months ended June 30, 2000. Gross margins increased for the three and nine months ended June 30, 2001 primarily due to the average cost of our Internet equipment products decreasing more quickly than the average prices at which we sell these products.

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

RESEARCH AND DEVELOPMENT

     For the three months ended June 30, 2001, our research and development expenses decreased 1.6% to $3.4 million from $3.5 million for the three months ended June 30, 2000. Research and development expenses decreased primarily due to decreased product prototyping expenses, facility costs and employee related expenses. These decreases were partially offset by increased depreciation expense as a result of increased capital expenditures related to the purchase of development equipment for our Internet equipment products and increased beta testing expenses related to the development of new voice and data integrated access devices (IADs) and router products.

     For the nine months ended June 30, 2001, our research and development expenses increased 7.6% to $10.4 million from $9.6 million for the nine months ended June 30, 2000. Research and development expenses increased primarily due to:

     . Increased product prototyping expenses related to the development of new IAD and router products;

     . Increased depreciation as a result of increased capital expenditures related to the purchase of development equipment for our Internet equipment products; and

     . Increased use of third party contractors primarily related to development of our Internet equipment products.

     We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars for the remainder of fiscal 2001 and into fiscal 2002 as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the three and nine months ended June 30, 2001, we capitalized $0.3 million and $0.9 million, respectively, of product development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

SELLING AND MARKETING

     For the three months ended June 30, 2001, our selling and marketing expenses decreased 4.5% to $6.6 million from $6.9 million for the three months ended June 30, 2000. Selling and marketing expenses decreased primarily due to reduced advertising and promotion expenses and decreased use of third party contractors. These decreases were partially offset by increased headcount and employee related expenses related to our efforts to expand the number of channels through which we sell our products.

     For the nine months ended June 30, 2001, our selling and marketing expenses increased 13.1% to $21.3 million from $18.8 million in the nine months ended June 30, 2000. Selling and marketing expenses increased primarily due to increased headcount and employee related expenses related to our efforts to expand the number of channels through which we sell our products. These increases were partially offset by reduced advertising and promotion expenses.

GENERAL AND ADMINISTRATIVE

     For the three months ended June 30, 2001, our general and administrative expenses increased 88.7% to $2.0 million from $1.1 million for the three months ended June 30, 2000. General and administrative expenses increased primarily due to a $0.9 million special provision for doubtful accounts related to customers that have filed (or are anticipated to file) for bankruptcy protection or have extended payments beyond our normal terms. Excluding the special provision for doubtful accounts, general and administrative expenses remained relatively unchanged at $1.1 million for the three months ended June 30, 2001 and 2000.

     For the nine months ended June 30, 2001, our general and administrative expenses increased 94.0% to $6.5 million from $3.4 million for the nine months ended June 30, 2000. This increase was primarily due to a $2.8 million special provision for doubtful accounts, of which approximately $1.7 million was related to the outstanding accounts receivable of NorthPoint Communications. Excluding the special provision for doubtful accounts, general and administrative expenses increased 12.0% to $3.8 million for the nine months ended June 30, 2001 from $3.4 million for the nine months ended June 30, 2000. This increase is primarily due to increased employee related costs and increased insurance costs.

RESTRUCTURING COSTS

     During the nine months ended June 30, 2001, we recorded restructuring charges of $1.1 million that consists primarily of employee severance benefits and the costs to exit certain of our business activities and closure of a facility. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

TERMINATED MERGER COSTS

     During the nine months ended June 30, 2001, we recorded a non-recurring charge of $2.6 million for costs incurred in connection with the terminated merger between our company and Proxim, Inc. This charge consists primarily of accounting and legal advisory services, initiation of joint marketing and research and development expenses in anticipation of the merger that we had undertaken at the direction of Proxim, certain shared merger costs, and other related costs. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     For the three months ended March 31, 2000, we allocated a one-time charge of approximately $3.0 million of the purchase price of WebOrder to acquired in-process research and development. For the nine months ended March 31, 2000, we allocated a one-time charge of approximately $3.0 million of the purchase price of WebOrder and $5.7 million of the purchase price of StarNet to acquired in-process research and development. The amounts we allocated to acquired in-process research and development were based upon an independent third party valuation analysis of our acquisitions of WebOrder and StarNet.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

     For the three and nine months ended June 30, 2001 and 2000, amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet, Serus and netOctopus. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     For each of the three month periods ended June 30, 2001 and 2000, we amortized:

     . $1.1 million in goodwill and other intangible assets related to our acquisition of WebOrder. We are amortizing the goodwill and other intangible assets over four and three years, respectively.

     . $1.7 million in goodwill and other intangible assets related to our acquisition of StarNet. We are amortizing the goodwill and other intangible assets over four and three years, respectively.

     . $0.1 million in goodwill and other intangible assets related to our acquisition of Serus. We are amortizing the goodwill and other intangible assets over four years.

       . $0.1 million in goodwill and other intangible assets related to our acquisition of netOctopus. We are amortizing the goodwill and other intangible assets over four years.

     For the nine months ended June 30, 2001 and 2000, we amortized:

       . $3.3 million and $1.2 million, respectively, in goodwill and other intangible assets related to our acquisition of WebOrder.

       . $5.1 million and $4.9 million, respectively, in goodwill and other intangible assets related to our acquisition of StarNet.

       . $0.4 million, in each period, in goodwill and other intangible assets related to our acquisition of Serus.

       . $0.2 million, in each period, in goodwill and other intangible assets related to our acquisition of netOctopus.

OTHER INCOME

     Other income primarily represents interest income we earn on our cash, cash equivalents and short-term investments in addition to both realized and unrealized gains and losses on foreign currency transactions as well as losses on impaired securities that we deem other than temporary.

     For the three months ended June 30, 2001, other income decreased 46.0% to $0.5 million from $0.9 million for the three months ended June 30, 2000. The decrease is primarily due our reduced cash, cash equivalents and short-term investments combined with a reduction in interest rates from the same period in the prior fiscal year.

     For the nine months ended March 31, 2001, other income decreased 59.8% to $1.1 million from $2.7 million for the nine months ended March 31, 2000. The decrease is primarily due to our loss on impaired securities that was recorded to reflect the other than temporary decline in the value of our investment in NorthPoint Communications as well as our reduced cash, cash equivalents and short-term investments combined with a reduction in interest rates from the same period in the prior fiscal year.

PROVISION FOR INCOME TAXES

     We did not record an income tax provision during the three or nine months ended June 30, 2001 or 2000 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our economic outlook for the remainder of fiscal year 2001, and fiscal years 2002 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in a non-recurring income tax benefit.

Cumulative Effect From Adoption Of Staff Accounting Bulleting 101

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 in our fiscal first quarter ended December 31, 2000 and recorded a $1.6 million charge to our condensed consolidated statement of operations and $1.6 million in deferred revenue to our balance sheet.

Gain on Sale From Discontinued Operations.

     For the three months ended June 30, 2000, the gain on sale of discontinued operations, net of taxes, was $1.3 million and is related to our sale of the Farallon LAN Division. Farallon bought out its royalty obligation for an amount in excess of the receivable on our balance sheet. In addition, we exercised and sold our warrant in

Farallon that we received as consideration for the sale in August 1998, and sold the shares received upon exercise of the warrant. Each item generated a gain on sale of the discontinued operation during our fiscal third quarter of 2000.

     For the nine months ended June 30, 2000, the gain on sale from discontinued operations, net of taxes was $2.5 million and is related to our sale of the Farallon LAN Division. For the nine months ended June 30, 2000, the gain on sales is primarily due to Farallon's buyout of the royalty obligation and our exercise and sale of the warrant as discussed above as well as the reversal of a $1.2 million liability we recorded for the excess space created at our Alameda, California facility, in connection with the sale of our LAN Division in August 1998, that we believed could not be subleased to third parties.

Risk Factors

     In addition to other information in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other filings with the United States Securities and Exchange Commission including our Form 10-K for our fiscal year ended September 30, 2000, actual results could differ materially from those projected in any forward-looking statements.

We depend upon the ability of competitive telecommunications carriers and service providers to compete effectively with traditional telephone companies in providing DSL services.

     In the United States, purchasers of our DSL Internet equipment have primarily been competitive telecommunications service carriers and providers such as Rhythms NetConnections, Covad Communications and McLeodUSA and Internet service providers (ISPs) such as Megapath Networks, Onsite Access, Business Telecommunications, Inc., UUNet (a division of MCI WorldCom), Verio and XO Communications. We depend upon the ability of such competitive telecommunications service providers to offer DSL services successfully and become sustainable businesses. These competitive telecommunications service providers are competing with traditional regional telephone companies and with each other. Traditional regional telephone companies may have a number of competitive advantages over their new competitors, including greater resources, name recognition and access to customers. Also, traditional regional telephone companies may restrict, or attempt to restrict, the ability of competitive telecommunications service providers to install DSL equipment at the regional telephone companies' central offices. These competitive telecommunications service providers and Internet service providers have generally incurred operating losses and negative cash flows as they establish their networks and operations. Accordingly, these channel partners are dependent on continued access to new sources of capital. The current external financing and operating environment is challenging for competitive telecommunications service providers and ISPs. For example, NorthPoint Communications, which had been an important customer, filed a voluntary petition under the Bankruptcy Act on January 16, 2001 and ceased operations during March 2001. Rhythms NetConnections, which has been an important customer, filed a voluntary petition under the Bankruptcy Act on August 2, 2001, and announced on August 10, 2001 that it expects to cease operations in September 2001. Covad Communications, which currently is our largest customer, announced on August 7, 2001 that it expects to file a voluntary petition under the Bankruptcy Act by mid-August 2001 as part of a capital restructuring plan. PSInet, which has been an important customer, filed a voluntary petition under the Bankruptcy Act on June 1, 2001, and most of its Canadian subsidiaries filed for protection under similar Canadian statues called the Companies' Creditors Arrangement Act.

The DSL market has experienced significant business difficulties during the past year, which have negatively affected our business and operating results.

     Our most significant customers are CLECs and ISPs. Since mid-2000, CLECs have experienced significant business difficulties due to an inability to obtain financing to continue to build out their networks. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock. During the last twelve months, four of our largest CLEC customers, Covad Communications, Rhythms NetConnections, NorthPoint Communications, and Jato Communications, have demonstrated the following market difficulties:

       . Covad Communications has reduced its breadth of network build-out and significantly scaled back its operations. In addition, Covad Communications, which currently is our largest customer, announced on August 7, 2001 that it expects to file a voluntary petition under the Bankruptcy Act by mid-August 2001 as part of a capital restructuring plan;

       . Rhythms NetConnections announced on January 16, 2001 its intention to reduce the number of markets in which it offers services and significantly scaled back its operations. In addition, on August 2, 2001, Rhythms filed a voluntary petition under the Bankruptcy Act and announced on August 10, 2001 that it expects to cease operations in September 2001;

       . NorthPoint Communications voluntarily filed for protection under the Bankruptcy Act on January 16, 2001 and subsequently ceased operations; and

       . Jato Communications ceased operations in December 2000 and voluntarily transferred its assets to its largest secured creditors.

     The financing market for CLECs has remained difficult and has been largely closed in recent months, resulting in significantly decreased sales to CLECs and write offs of receivables.

     Like the CLECs, ISPs also have struggled in the past year. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, the lack of differentiation has led to significant erosion in the prices charged to customers. Our largest ISP customers during the last twelve months, Mpower Communications, PSInet, Onsite Access and Business Telecomunications, Inc., have all experienced business difficulties and some have filed for bankruptcy or ceased operations. PSInet, which had been one of our important ISP customers for more than three years, filed a voluntary petition under the Bankruptcy Act on June 1, 2001, and most of its Canadian subsidiaries filed for protection under similar Canadian statues called the Companies' Creditors Arrangement Act. The pricing pressure for ISPs continues to date, and, accordingly, sales of our products to ISPs remain difficult.

     Our products are generally intended for use by small, medium and distributed enterprises. The residential home market for ISP services is growing faster than the business market to which our products are targeted. If we fail to successfully address the residential home market for ISP services, our business will be materially and adversely affected.

     With the challenging environment for CLECs and ISPs and the slow growth in sales to businesses by ISPs, we recently have committed resources that are focused on penetrating the ILEC market domestically and overseas in response to changing market conditions. Selling products to ILECs is challenging as there is a substantial and time-consuming product evaluation process and a long-term contract cycle. We can offer no assurance that we will be successful in penetrating the ILEC market, and if we fail to successfully penetrate the ILEC market for our products and services, our business may be materially and adversely affected.

The loss of, or decline in, purchases by one or more of our key distributors or customers would result in a significant decline in our revenues.

     Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. For the three months ended June 30, 2001, our top four customers who each individually represented at least 5% of our total revenues, accounted for approximately 50.6% of our total revenues. In this period, sales to Covad Communications and Ingram Micro represented approximately 22.8% and 12.8%, respectively, of our total revenues. Covad Communications has incurred operating losses and negative cash flows as it establishes its network and operations. Accordingly, Covad is dependent on continued access to new sources of capital. As a result, Covad announced on August 7, 2001 that it expects to file a voluntary petition under the Bankruptcy Act by mid-August 2001 as part of a capital restructuring plan. To the extent Covad is unable to emerge successfully from the bankruptcy proceedings and to secure new sources of capital, our revenues and profitability may be materially and adversely affected.

We have a history of losses and negative cash flow from operations. We may incur losses and negative cash flow from operations in the future.

     Our failure to significantly increase our revenues or sufficiently reduce our operating expenses would result in continuing losses. We incurred losses from continuing operations of $5.4 million and $22.1 million for the three and nine months ended June 30, 2001, respectively. Our operations have provided $2.0 million of cash during the three months ended June 30, 2001 and used $3.3 million of cash during the nine months ended June 30, 2001, respectively. Even if we reach profitability and maintain positive cash flow from operations, we may not be able to sustain or increase profitability or cash flow from operations on a quarterly or annual basis.

     We may incur negative cash flow in the future particularly to the extent we complete any acquisition opportunities. As a result of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to maintain positive cash flow from operations.

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

       . Decreases or delays in purchases by significant customers, or loss of customers such as Rhythms NetConnections or Covad Communications;

       . Our ability to license, and the timing of licenses, of our Web platform products;

       . The growth rate in the number of Web sites and e-stores that are built using our Web platform products from which we derive revenues;

       . The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin Internet equipment as a percentage of our total revenues;

       . Shifts in the channel fulfilling demand from small, medium and distributed enterprises for DSL to entities with whom we do not have historical relationships;

       . The price and availability of chip sets for our DSL Internet routers and IADs;

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

     . Costs associated with future litigation, including securities litigation or litigation relating to the use or ownership of intellectual property;

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

     In the broadband router market, we primarily compete with 3Com, Arescom, Cayman Systems, Cisco Systems, Siemens (Efficient Networks and its FlowPoint product line), Linksys, Lucent Technologies, Nokia, ZyXEL Communications and several other companies. In addition to these competitors, there have been a growing number of announcements by other companies that they intend to enter the DSL router market. Further, some competitors offer low-cost or no-cost support programs that are similar to our "Up & Running, Guaranteed!" program. In the market for IADs that provide voice over DSL, we primarily compete with Polycom and Siemens (Efficient Networks and its FlowPoint product line).

     In the market for Web sites and electronic commerce platforms, we primarily compete with NetObjects, Trellix, BigStep.com, Intershop and several other companies. In the market for our remote control and enterprise software, we primarily compete with Computer Associates, Intel, Microcom (Compaq), Microsoft, Vector Networks, Stac Software, Symantec, Tivoli Systems (IBM) and several other companies. We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for our Timbuktu Pro product.

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

Our limited operating history in broadband Internet equipment makes it difficult to evaluate our prospects.

     Our broadband Internet equipment is relatively new. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a relatively new, rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, including requirements for performance, price, features and compatibility with other broadband equipment. We may not be able to rapidly introduce innovative new products that meet these market requirements. It is possible that the market for broadband Internet equipment will develop in a manner that we do not anticipate. Our competitors have introduced broadband products, some of which may compete effectively against our broadband products. Such developments could render our broadband products obsolete.

We expect our revenues to become increasingly dependent on the market for broadband Internet equipment, and we may incur losses if we cannot continue to successfully introduce, market and sell our broadband Internet equipment.

     A portion of our revenues from Internet equipment is derived from non-broadband routers. We anticipate that in the future the market for such non-broadband products will decrease and that sales of our non-broadband products will decline as a percentage of our total revenues. Accordingly, our revenues will not grow if we are unable to continue to introduce, market and sell our broadband Internet equipment.

Sales of our DSL Internet equipment will decline substantially if central office DSL equipment is not widely deployed.

     We are currently dependent on the central office equipment of telecommunications service providers that are deploying DSL services. Historically, substantially all of our sales of DSL routers have been designed and manufactured for use with DSL central office equipment manufactured by Copper Mountain Networks and Nokia. We have recently introduced DSL routers that are interoperable with Alcatel, Cisco, Ericsson, Lucent Technologies, Nortel, Orckit, Paradyne, Siemens, and Zhone Technologies central office access concentrators. If central office DSL equipment with which our routers are interoperable are not widely used in DSL deployments, our business will be seriously harmed.

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

     .    Evolving industry standards for DSL technologies; and

     .    Government regulation.

     Demand for DSL services has exceeded the ability of carriers and service providers to deploy services in a timely manner and to provide satisfactory customer service. We offer to carriers and service provider customers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated services that will justify higher recurring revenues from end users. These features include dial backup, Virtual Private Networks (VPNs), voice over DSL and website or e-store hosting. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted.

     If telecommunications service providers do not expand their deployment of DSL services, or if additional telecommunications providers do not offer DSL services on a timely basis, then our business, financial condition and results of operations will be seriously harmed.

We expect our revenues to become increasingly dependent on our ability to sell our broadband Internet equipment to ILECs, and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

     ILECs have been aggressively marketing DSL services principally focusing on residential services. Historically, we have not sold meaningful quantities of our DSL Internet equipment to ILECs in the United States. There are barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, a long-term contract cycle and intense price pressures. ILECs currently obtain equipment from our competitors, such as Siemens (Efficient Networks and its FlowPoint product line), who have proven to be strong competitors. With the challenging environment for CLECs and ISPs and the slow growth in sales to businesses by ISPs, we recently have committed resources that are focused on penetrating the ILEC market domestically and overseas in response to changing market conditions. There is no guarantee we will be successful in penetrating the ILEC market, and if we fail to successfully penetrate the ILEC market for our products and services, our business may be materially and adversely affected.

The market for integrated voice and data products and combined services may not grow as anticipated.

     We have released a new line of integrated access devices, or IADs, which are designed to allow for voice and data services over a single DSL line. A substantial part of our future growth is dependent on the widespread deployment of these integrated voice and data products for combined voice and data services. To date, service providers including competitive telephone carriers have not deployed such combined services broadly. Unless such products and services are broadly deployed, we can offer no assurance that our integrated voice and data products and combined services will have a meaningful commercial impact. If such growth does not occur as anticipated, this could contribute to significant variations in our future operating results.

Other technologies for the broadband Internet equipment market compete with DSL services.

     DSL services compete with a variety of different broadband services, including cable, satellite and other wireless technologies. Many of these technologies compete effectively with DSL services. If any technology competing with DSL technology is more reliable, faster, less expensive, reaches more customers or has other advantages over DSL technology, then the demand for our DSL products and services and our revenues and gross margins will decrease. There is no guarantee we will be able to develop and introduce products for these competing technologies.

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

     We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our Internet equipment relies on components that are supplied by independent contractors and specialized suppliers. We generally do not have guaranteed supply arrangements with these third parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient components for our Internet equipment also depends on our ability to accurately forecast our future requirements. If we are unable to timely obtain a sufficient quantity of components from independent contractors or specialized suppliers for any reason, sales of our Internet equipment could be delayed or halted. In addition, we may be required to pay premiums for components purchased from other vendors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our Internet equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our Internet equipment would seriously harm our reputation and business. In addition, we anticipate that it will be necessary for us to establish relationships with additional component suppliers in the future. If we are unsuccessful in establishing these relationships, we may not be able to obtain sufficient components in some future period.

We need to develop, introduce and market new and enhanced products in a timely manner to remain competitive.

     We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, reliability and compatibility. For example, we anticipate that voice over DSL technology will become an important feature of future DSL router products. As a result, we believe we will need to develop and market successfully IADs that will combine voice over DSL and data routing functionality in our products. Additionally, we will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our DSL products. Currently, our router products are fully integrated with Copper Mountain Networks central office access concentrators and are interoperable with Alcatel, Cisco, Ericsson, Lucent Technologies, Nortel, Nokia, Orckit, Paradyne, Siemens, and Zhone Technologies central office access concentrators. However, we may not be able to successfully develop, introduce, enhance or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

     Our DSL Internet equipment is relatively new. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a relatively new, rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, including requirements for performance, price, features and compatibility with other DSL equipment. We may not be able to introduce rapidly innovative new products that meet these market requirements. It is possible that the market for DSL Internet equipment will develop in a manner that we do not anticipate.

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

To be successful, use of our Web platform must become widespread, and this will require us to expand our sales and distribution channels, which we may be unable to do.

     Growth in revenues from our Web platform will be heavily dependent on recurring fees from Web sites and e-stores created by licensees. Accordingly, to be successful, our Web platform must become widely used. If we are unable to expand our sales and distribution channels to establish the widespread use of our Web platform, it is possible that competing products could become widely used, reducing the likelihood that we will generate significant revenues from our Web platform. In addition, some companies are offering Web presence and enhancement products at no cost. In some instances, we believe these companies are not charging for such products and services. If such free products and services become widely used, the market for our Web platform products will be limited.

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

Our Web platform products have a lengthy sales cycle.

     We license a substantial portion of our Web platform products to a limited number of large customers, and the sales cycle for these licenses may be long. Licenses of Web platform products are typically closed in the final weeks of the quarter and the timing of these licenses may cause our quarterly results to vary. Our inability to obtain customer commitments or delays in such commitments due to the lengthy sales cycles would reduce our revenues and adversely impact our results.

A substantial portion of our revenues are derived from sales to international customers.

     A substantial portion of our revenues is derived from sales to international customers. We expect sales to international customers to continue to comprise a significant portion of our revenues. In the past, our international sales have typically been denominated in United States dollars. Beginning in the three months ended June 30, 2000, our fiscal third quarter of 2000, sales of Internet equipment products to our European customers who are members of the European Union have been denominated in the Euro. All other international sales will continue to be denominated in United States dollars. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers. This could lead to decreased profitability of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not hedge sales denominated in the Euro.

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

We may not be able to license necessary software, firmware and hardware designs from third parties.

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

     Our industry and industries on which our business depends may be affected by changes in tariffs and regulations. For example, we depend on telecommunications service providers for sales of our broadband Internet equipment, and companies in the telecommunications industry must comply with numerous regulations and pay numerous tariffs. If our industry or industries on which we depend become subject to increases in tariffs and regulations that lead to corresponding increases in the cost of doing our business or doing business with us, our revenues could decline. For example, if a regulatory agency imposed restrictions on DSL service that were not also imposed on other forms of high-speed Internet access, our business could be harmed.

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

     .    The costs of developing new products;

     .    The costs associated with expansion; and

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

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through the public offerings of our common stock. As of June 30, 2001, we had cash, cash equivalents and short-term investments of $51.8 million, representing 49.1% of our total assets.

     Our operating activities used $3.3 million of cash for the nine months ended June 30, 2001. This use of cash was primarily due to supporting our regular operating activities, paying the expenses related to our terminated merger with Proxim as well as the reduction of our accounts payable and other liabilities. These costs were partially offset by increased accounts receivable collections. Our operating activities provided $1.2 million of cash for the nine months ended June 30, 2000 primarily due to cash generated from our regular operating activities as well as an increase in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories.

     Our investing activities provided $0.8 million of cash for the nine months ended June 30, 2001 primarily due to proceeds realized from the sale and maturity of short-term investments, partially offset by the purchase of such short-term investments, the purchase of capital equipment and certain long-term investments. Our investing activities used $26.2 million of cash for the nine months ended June 30, 2000 primarily due to our acquisitions of WebOrder and StarNet and purchases of short-term investments partially offset by proceeds realized from the sale and maturity of short-term investments.

     Our financing activities provided $1.5 million and $5.4 million of cash for the nine months ended June 30, 2001 and 2000, respectively, primarily related to the exercise of employee stock options and employees purchasing our stock through our Employee Stock Purchase Plan.

     We believe that our existing cash, cash equivalents and short-term investments will be adequate to meet our cash needs for working capital and capital expenditures for at least the next twelve months. We may require substantial capital to finance our future growth and fund our ongoing research and development activities during fiscal 2002 and beyond. If we issue additional stock to raise capital, the percentage ownership in Netopia of our existing shareholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms we believe favorable.

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

     During the three months ended December 31, 2000, our fiscal first quarter of 2001, we purchased $2.0 million of Series D Preferred stock in Megapath Networks Incorporated (Megapath). Megapath, a broadband service provider, provides high-speed, Internet access to small and medium size businesses. MegaPath offers high-speed DSL access, Web-site design and development, e-commerce and Web hosting services. During the year ended September 30, 2000, Megapath had purchased our Internet equipment and licensed our Web site and e-commerce platform. Although there is no public market for Megapath's stock, we believe the market value of these shares is not less than $2.0 million. As part of the purchase, we bear the economic risk of the investment indefinitely. There is no assurance that the purchased shares will be registered pursuant to the Securities Act, or that an exemption from registration would be available for any resale by us of these shares. Accordingly, we may not be able to transfer all or any portion of the shares in the amounts or at times we would propose.

     During the three months ended September 30, 2000, our fiscal fourth quarter of 2000, we purchased $2.0 million of Series C Preferred Stock in Everdream Corporation (Everdream). Everdream provides outsourced IT expertise, products and services that enable small and medium size businesses to focus on their core competencies. In April 2000, we entered into an agreement with Everdream to host a co-branded version of the Web e-commerce platform for Everdream's customers. Although there is no public market for Everdream's stock, we believe that the market value of these shares is not less than $2.0 million. As part of the purchase, we bear the economic risk of the investment indefinitely. There is no assurance that the purchased shares will be registered pursuant to the Securities Act, or that an exemption from registration would be available for any resale by us of these shares. Accordingly, we may not be able to transfer all or any portion of the shares in the amounts or at times we would propose.

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

PART I.  FINANCIAL INFORMATION
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our exposure to foreign exchange risk relates primarily to sales made to international customers denominated in Euros. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio. Beginning in the three months ended June 30, 2000, our fiscal third quarter of 2000, sales to European countries that are members of the European Union have been denominated in the Euro. In order to reduce our exposure resulting from currency fluctuations, we have entered into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. We do not enter into currency exchange contracts for speculative or trading purposes.

Interest Rate Risk

     The table below presents the market value and related weighted-average interest rates for our investment portfolio at June 30, 2001 and 2000. All of our investments mature in twelve months or less.

                                                          June 30, 2001                            June 30, 2000
                                               ------------------------------------    ---------------------------------------
                                                               Fair         Average                     Fair        Average
Principal (notional) amounts in                   Cost        Market       Interest       Cost         Market       Interest
United States dollars:                           Basis        Value          Rate         Basis         Value         Rate
--------------------------------------------   ----------  ------------  ------------  -----------  ------------  ------------
Cash equivalents - fixed rate (a)...........   $   35,421  $     35,545       4.1%     $    39,438  $     39,657     6.1%
Short-term investments - fixed rate (b).....       14,810        14,923       4.3%          19,604        19,802     6.4%
                                               ----------  ------------                -----------  ------------
                                               $   50,231  $     50,468                $    59,042  $     59,459
                                               ==========  ============                ===========  ============

__________________
(a) Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.
(b) Short term investments represent the portion of our investment portfolio which mature in greater than or equal to 90 days.

     Our market interest rate risk relates primarily to changes in the United States short-term prime interest rate. These changes impact the price and yield of our short-term investments. We minimize this risk by following a policy of portfolio diversification.

Foreign Currency Exchange Risk

     The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at June 30, 2001 and 2000. These accounts receivable are valued at the United States/Euro exchange rate as of June 30, 2001. The carrying value approximates fair value at June 30, 2001 and 2000.

                                                          June 30, 2001                   June 30, 2000
                                                  -----------------------------   ----------------------------
Principal (notional) amounts in                     Carrying        Exchange        Carrying       Exchange
United States dollars:                               Amount           Rate           Amount          Rate
------------------------------------------------- ------------   --------------   -------------  -------------
                                                  (in thousands)                  (in thousands)
Accounts receivable denominated in Euros.......     $  1,543        0.8503          $  1,225        0.9513

     The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at June 30, 2001 and 2000. The carrying value approximates fair value at June 30, 2001 and 2000.

                                                 June 30, 2001                           June 30, 2000
                                    ----------------------------------------  ------------------------------------
Principal (notional) amounts in        Carrying     Spot      Settlement        Carrying     Spot       Settlement
Euros:                                  Amount      Rate         Date            Amount      Rate          Date
---------------------------------   ----------------------------------------  ------------------------------------
                                    (in thousands)                                (in thousands)
Currency exchange forward
   contract # 1................         $ 878      0.8676      July 2001          $575       0.9578      July 2000
Currency exchange forward
   contract # 2................         $ 761      0.8805     August 2001         $384       0.9598     August 2000
Currency exchange forward
   contract # 3................         $ 315      0.8407    September 2001        --           --          --

     Our foreign currency exchange risk relates to changes in the value of the Euro relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

PART II. OTHER INFORMATION

Item 5.   Other Information

     Effective April 26, 2001, Harold S. Wills was appointed to serve on our Board of Directors.

     Effective July 24, 2001, William D. Baker was appointed Senior Vice President and Chief Financial Officer of the Company.

Item 6.   Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

     . On May 1, 2001, we filed a Form 8-K reporting Item 5 - Other Events; announcing that our board of directors authorized a stock option exchange program for employees of Netopia. There were no financial statements filed with this Form 8-K.

SIGNATURE
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 2001                      NETOPIA, INC.
                                     (Registrant)



                                     By: /s/ Alan B. Lefkof
                                         --------------------------
                                         Alan B. Lefkof
                                         President, Chief Executive Officer and
                                          Director


                                     By: /s/ William D. Baker
                                         ---------------------------
                                         William D. Baker
                                            Senior Vice President and Chief
                                             Financial Officer