Form 10-K405
period 2001-09-30
NETOPIA INC
filed 2001-12-21
CIK 1012482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the fiscal year ended September 30, 2001

                                      or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

      For the transition period from     to

                        Commission file number 0-28450

                               -----------------
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

                               -----------------

                                (510) 814-5100
             (Registrant's telephone number, including area code)

                               -----------------

   Indicate by check (check mark) whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check (check mark) if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

   As of December 14, 2001 there were 18,114,924 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on The Nasdaq National Market on December 14, 2000 was approximately $104,186,933.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's definitive Proxy Statement for its Annual Stockholders Meeting to be held on January 30, 2002 is incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NETOPIA, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                                                  PART I.

Item 1.    Description of Business..............................................................   1

Item 2.    Properties...........................................................................  16

Item 3.    Legal Proceedings....................................................................  17

Item 4.    Submission of Matters to a Vote of Security Holders..................................  17

Item 4(a). Executive Officers of the Registrant.................................................  18

                                                 PART II.

Item 5.    Market for Netopia's Common Stock and Related Stockholder Matters....................  20

Item 6.    Selected Financial Data..............................................................  21

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  24

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk...........................  48

Item 8.    Consolidated Financial Statements and Supplementary Data.............................  50

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  78

                                                 PART III.

Item 10.   Directors and Executive Officers of the Registrant...................................  78

Item 11.   Executive Compensation...............................................................  78

Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................  78

Item 13.   Certain Relationships and Related Transactions.......................................  78

                                                 PART IV.

Item 14.   Exhibits, Financial Schedules and Reports on Form 8-K................................  79

Index to Exhibits...............................................................................  79

Signatures......................................................................................  81

                                    PART I

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

Company Background

   We are a developer of broadband Internet equipment and Web platform software solutions. Our broadband Internet equipment and software platforms are designed to enable our telecommunications carrier customers, such as incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs), and our distributor and Internet service provider (ISP) customers to create and offer expanded broadband service offerings focused on the needs of multi-location distributed enterprises, small and medium size businesses, small office/home office professionals, and multi-personal computer (PC) households. These expanded broadband service offerings often include digital subscriber line (DSL) gateways bundled with back-up, bonding, virtual private networking
(VPN), voice over DSL, and services such as "no assembly required" Web site and electronic commerce (eCommerce) enabled Web site creation and hosting through our eSite and eStore applications.

   The market for broadband Internet equipment and Web platform software solutions continues to grow as broadband Internet connectivity has become more affordable and offers increasing benefits to the end user. To address this market, we have developed easy to use broadband Internet equipment that support all types of high-speed Internet connections for the transmission of both data and voice services. Our Web platform software solutions provide "no assembly required" eSites and eStores as well as remote help desk and systems management applications designed to reduce the cost of ownership of networked computers.

   Our broadband Internet equipment gateways consist principally of DSL routers and integrated access devices (IADs) which enable the transmission of data and/or voice over DSL networks as well as Cable Ethernet, T1/Frame Relay, integrated services digital network (ISDN) and dual analog routers. Our Web platform software products consist principally of our eSite, eStore and eCare products, sold through our telecommunications carrier partners that provide Web sites and eCommerce enabled Web sites as well as electronic customer relationship management (eCRM), and Timbuktu Pro and netOctopus products, primarily sold to enterprise and distribution customers that provide help desk and systems management applications.

   Our broadband Internet equipment enables our telecommunications carrier and other distribution partners to offer distributed enterprises, small and medium size businesses, small office/home office users and multi-PC households the opportunity to take advantage of high-speed Internet access technologies and, in particular, DSL technologies. Our broadband Internet equipment, including routers, digital service devices, filtering bridges, and modems, provides a flexible and scaleable platform that can be easily integrated into existing business infrastructures. In addition to supporting various broadband Internet equipment technologies, our broadband Internet equipment is designed to be plug-and-play and incorporates many value-added features such as back-up, bonding, VPN and firewall protection.

   Our Web platform allows our telecommunications carrier and ISP customers to capture incremental revenue by offering turnkey, private labeled eSite, eStores and eCRM services to their distributed enterprise and small and medium size business customers. Through the Web platform, these customers generate incremental recurring revenue (in which Netopia shares) and add value and differentiation to their current product and service offerings. The Web platform's eSite and eStore applications provide "no assembly required" Web sites and online stores in a variety of configurations scaled to suit almost every need. Additional features include eCommerce services such as electronic shopping carts, secure checkout, real-time credit card transaction processing, as well as an array of eCRM and marketing tools. Our Web platform also offers interactive support and customer service solutions. The Web platform's eCare application enables support agents to communicate online and remotely control and operate the end customers PC. Through this application, our telecommunication carrier and ISP customers can provide live online support and customer service across virtually any Internet connection.

   Our Web platform also includes help desk and systems management applications designed to reduce the total cost of ownership of networked computers and enable remote desktop administration. Timbuktu Pro, our remote network management software, is used on a worldwide basis, and is netOctopus, our desktop administration software used in multi-platform systems administration for assisting help desk managers and network administrators.

   We were incorporated in California in 1986 as Farallon Computing, Inc. In 1996 we were reincorporated in Delaware and in November 1997, we changed our corporate name from Farallon Communications, Inc. to Netopia, Inc. When founded, we initially focused on the development of networking products for AppleTalk local area networks (LANs). In 1993, we revised our business strategy to concentrate on the Internet and Intranet markets thru the utilization of our transmission control protocol/Internet protocol (TCP/IP) and routing expertise. In 1994, we released our first Timbuktu Pro Internet/Intranet collaboration software product (TCP/IP) enabled; in 1996, we introduced our family of ISDN Internet equipment; in 1998, we introduced our family of DSL routers; and in 2001, we introduced our IADs. Our principal offices are located at 2470 Mariner Square Loop, Alameda, California 94501 and our telephone number is (510) 814-5100.

Acquisitions

   Our acquisitions involve numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, important customers, loss of key employees and significant expenses and write-offs. The success of our acquisitions depend upon our ability to retain the acquired employees and to timely and successfully develop, manufacture and gain market acceptance for the products and technologies we acquired. If we are unable to successfully address these risks, our business may be adversely harmed.

  Cayman Systems, Inc.

   In October 2001, we acquired Cayman Systems, Inc. (Cayman), a provider of business class asynchronous digital subscriber line (ADSL) and Ethernet routers. Cayman's largest customers include ILECs SBC Communications, Inc.
(SBC) and BellSouth Communications, Inc. (BellSouth), and Comcast Cable Communications, Inc. (Comcast), a leading cable provider. We intend to integrate fully Cayman's technology into our broadband Internet equipment development.

  WebOrder

   In March 2000, we acquired WebOrder, a developer of eCommerce infrastructure for small and medium size businesses. WebOrder's Smart Commerce System offers eCommerce solutions to on-line businesses including the ability to manage order processing, and the ability to maintain records of customer transactions flowing through a merchant's eStore. We have fully integrated WebOrder's technology into our Web platform product development.

  StarNet Technologies, Inc.

   In October 1999, we acquired StarNet Technologies, Inc. (StarNet), a developer of voice channel technology architecture that allows the simultaneous transmission of voice and standard data packets over a digital subscriber line. We have integrated StarNet's technology into our broadband Internet equipment, including our IADs for both voice and data transmission.

Industry Background

   The Internet continues to be a vitally important global medium for communication and commerce, enabling millions of people to share information and transact business electronically. The increasing utility of the Internet and the availability of new technologies that enable advanced capabilities, such as real-time communication, collaboration and eCommerce, are compelling businesses and other organizations to establish a Web presence. In addition, the possibility of losing a competitive edge to companies that maximize the benefits of the Internet is also a significant motivating factor for many such companies to utilize the Internet in their everyday business. These factors have compelled businesses to adopt complex network communications and computing systems in order to access and establish a presence on the Internet.

   Broadband Internet connectivity has become more affordable and broadband technology now offers significant benefits to the end user as it evolves to offer high-value broadband services across wide geographies. Additionally, as disaster recovery initiatives are formalized in the context of current business conditions, businesses are de-centralizing at an unprecedented rate. These distributed enterprises may include up to an estimated two million branch offices around the world. Industry experts believe that approximately one-fourth of the workforce in the United States telecommutes at some time during the week, adding up to more than 25 million at-home workers. The number of branch offices and telecommuters is only expected to increase. Distributed enterprises can easily expand by leveraging lower cost broadband connectivity and the value-added services such as firewall protection and VPNs to support branch and telecommuting connectivity requirements.

   Furthermore, the average number of PCs connected to the Internet in the traditional household of the United States has continued to grow in calendar year 2001. These multi-PC households are seeking to share a broadband connection across multiple devices to integrate work and leisure applications on a small home based network. Further driving the need for broadband connectivity to these household networks are telecommuting or day-extender applications, such as access to email on employer Intranets, as well as access to content and entertainment for household members.

   The demand for high-speed broadband Internet access has grown dramatically due to the increasing use of data-intensive multimedia in Web sites and the development of eCommerce. As a result, service providers are deploying new technologies that allow them to quickly and cost-effectively provide a full range of voice, data and video services. One such technology is DSL, which enables data transmission speeds of 128 kilobits per second (Kbps) to 52 megabits per second (Mbps), as compared to 56 Kbps using standard analog technology. DSL delivers ''always on'' connectivity, eliminating the tedious dial-up process associated with traditional analog modem technologies. DSL is a point-to-point technology that connects the end user to a telecommunications service provider's central office, or to an intermediate hub. DSL equipment is deployed at each end of the copper wire and the transmission speed depends on the length and condition of the existing wire. Historically, small and medium size businesses and individuals have not had the internal resources necessary to establish high-speed access to or maximize the potential benefits of the Internet. However, growing competition in the telecommunications industry, including the emergence of new market entrants such as CLECs, ISPs and cable companies, and the proliferation of DSL have greatly increased the availability and lowered the cost of high-speed broadband Internet access. Due to its low cost, high speed and utilization of existing infrastructure, DSL is an attractive broadband solution for distributed enterprises, small and medium size businesses, small office/home office professionals, and multi-PC households.

The Netopia Solution

   We develop, market and support broadband Internet equipment and Web platform software solutions. Our platforms are designed to enable our telecommunications carrier, distributor and ISP customers to create and offer expanded broadband service offerings focused on the needs of distributed enterprises, small and medium size businesses, small office/home office professionals, and multi-PC households. These expanded broadband service offerings often include DSL Internet equipment bundled with back-up, bonding, VPN, voice over DSL, and eSite and eStore hosting.

   We offer a full line of broadband Internet equipment, including routers and IADs, that support every type of high-speed Internet connection, including ADSL, symmetric digital subscriber line (SDSL), Symmetric High bit-rate Digital Subscriber Loop (SHDSL), integrated services digital network digital subscriber line (IDSL), cable, ISDN, and analog devices and Web platform software to meet the needs of our distribution partners to provide value added services and generate increased revenues in their market place. The distributed enterprises, small and medium size business, and multi-PC households to which our products are distributed, need different types of broadband access, accompanied by hardware designed for each type. We provide the broad range of product and capabilities that allow our distribution partners to address this need without having to learn to support multiple platforms. For example, a corporate headquarters may require a router for scalable T1 access, a small enterprise SDSL, while the needs of a telecommuter's home office can be met with an ADSL router and remote management tools. Because all of our broadband gateways are built from a common architecture, knowing one piece of our equipment means knowing them all. This translates into faster, better customer service and lower support costs for our service provider partners. Additionally, the built-in dial backup capability in our broadband Internet equipment enables our telecommunications carrier and ISP partners to deliver high-level customer service virtually guaranteeing un-interrupted Internet connectivity.

   Our routers and IADs offer built-in, no-cost VPN gateways. We facilitate all three VPN techniques: Point to Point Tunneling Protocol (PPTP), Ascend Tunnel Management Protocol (ATMP), and Internet Protocol Security Data Encryption Standard (IPSec DES). Our routers support multiple, simultaneous VPNs, making it possible to set up and maintain separate VPNs for telecommunters, branch offices and business partners. In addition, Netopia provides Internet Protocol Security (IPSec) with Internet key exchange (IKE) for scalable VPN operations. Our VPN acceleration feature also guarantees the highest level of security available through Triple Data Encryption Standard (3DES) data encryption. The standard inclusion of VPN capability in all Netopia routers leads to significant savings because businesses do not have to purchase separate VPN equipment to accompany the investment in each router. Our routers and IADs also come with no-cost built-in firewalls to protect the user's network from intruders. An integrated firewall eliminates the need for remote office locations and telecommuters to purchase and install other firewall software and equipment.

   Our broadband Internet equipment is interoperable with major central office equipment provided by Alcatel, Cisco Systems, Inc. (Cisco), Copper Mountain Networks, Inc. (Copper Mountain), Lucent Technologies, Inc. (Lucent), Nokia Corporation (Nokia), Orckit Communications Ltd. (Orckit), Paradyne Networks, Inc. (Paradyne), Siemens and Zhone Technologies, Inc. (Zhone). We have established strategic distribution relationships with leading carriers and service providers including BellSouth, Covad Communications, Inc. (Covad), Earthlink, Inc. (Earthlink), Everdream Corporation (Everdream), France Telecom, MegaPath Networks, Inc. (MegaPath), SBC, Telecom Italia, Verio, Inc. (Verio), and Verizon Communications, Inc. (Verizon).

   Our Web platform software solutions address a complementary market allowing our telecommunications carrier and ISP customers to capture incremental recurring revenue by offering turnkey, private labeled eSites, eStores and eCRM services to their distributed enterprises and small and medium size business customers. Through the Web platform, these customers generate recurring revenue and add value and differentiation to their current product and service offerings. The Web platform's eSite and eStore applications provide "no assembly required" Web sites and online stores in a variety of configurations. Additional features include electronic commerce services such as electronic shopping carts, secure checkout, real-time credit card transaction processing, as well as an array of customer relationship management and marketing tools. Our Web platform also offers interactive support and customer service solutions. Our Web platform's eCare application enables support agents to communicate online and remotely control and operate the end customers PC. Through this application, Netopia's partners can provide live online support and customer service across virtually any Internet connection.

   Our Web platform also includes help desk and systems management applications designed to reduce the total cost of ownership of networked computers and enable remote desktop administration. Timbuktu Pro, our remote network management software, is used on a worldwide basis, as is netOctopus, our desktop administration software used in multi-platform systems administration for assisting help desk managers and network administrators.

Strategy

   Our objective is to be a leading developer and provider of broadband Internet equipment and Web platforms for distributed enterprises, small and medium size businesses, small office/home office professionals, and multi-PC households. Key elements of our strategy include the following:

    . Target the Distributed Enterprise, Small and Medium Size Business, Small Office/Home Office Professional,and Multi-PC Household Markets. We target distributed enterprises, small and medium size businesses, small office/home office professionals, and multi-PC households that seek high-speed broadband Internet equipment, Web site creation and hosting, and eCommerce enabled products and services. We believe the demand for these services is rapidly growing due to the increasing use of data-intensive multimedia in Web sites and the development of eCommerce and as broadband Internet connectivity has become more affordable and broadband technology now offers significant benefits to the end user. We believe distributed enterprises and small and medium size businesses generally do not have the financial resources or technical expertise necessary to establish and maintain a competitive Web presence through a Web site or an eCommerce enabled Web site, or are seeking lower cost alternatives to traditional high-speed Internet access solutions. As a result, this market requires plug-and-play products and services that are easy to use and maintain and are cost-effective. We believe that we have developed a specific expertise in serving the needs of these markets. We intend to continue to develop products and services that meet these needs.

    . Leverage Strategic Relationships with Telecommunication Carriers, ISPs, and Other Distribution Channels. We believe that the distribution channels for high-speed Internet access and broadband Internet applications are converging. Our combined broadband Internet equipment and Web platform products provide competitive differentiation and have enabled us to establish strong distribution relationships and recruit new strategic partners. Our platforms are designed to enable telecommunication carriers and ISPs to create and offer value-added, bundled service offerings for their small and medium size business customers. These bundled service offerings often include DSL service bundled with back-up, bonding, VPN, voice over DSL, and eSite and eStore hosting. Our relationships with leading telecommunication carriers and ISPs include BellSouth, Covad, Earthlink, Everdream, France Telecom, MegaPath, SBC, Telecom Italia, UUNet Technologies, Inc. (UUnet), Verio, and Verizon.

    . Provide a Comprehensive Suite of Plug-and-Play Broadband Gateway Products and Web Platforms. We provide a comprehensive suite of customer premise broadband Internet equipment and Web platform software solutions. Our broadband Internet equipment products include routers, modems, bridges, and digital service devices. We also provide proprietary applications that increase the functionality of our broadband Internet equipment, including encryption, VPN and firewall protection. We intend to continue to develop new generations of our equipment for emerging broadband technologies and continue to add functionality that will enable us to meet the changing needs of distributed enterprises and small and medium size businesses and to further differentiate our products. Our Web platforms include eSite and eStore applications that provide "no assembly required" Web sites and online stores in a variety of configurations. Additional features include eCommerce services such as electronic shopping carts, secure checkout, real-time credit card transaction processing, as well as an array of customer relationship management and marketing tools. Our Web platform also offers interactive support and customer service solutions. Our Web platform's eCare application enables support agents to communicate online and remotely control and operate the end customers PC. Through this application, Netopia's partners can provide live online support and customer service across virtually any Internet connection.

    . Enable Distributed, Small and Medium Size Businesses to Leverage the Internet. We provide a Web platform for easily creating, enhancing and hosting Web sites, and providing eCommerce capability. Our Web platform provides customizable Web site content packages, complete eStores, and full administrative control. Merchants can use our Web platform's editing interface to ensure their sites perform to high standards. Our Web platform also provides real-time Internet communication and collaboration capabilities and Web based customer service and support capabilities. We continue to enhance our Web platform to include new features and functionality, including additional industry content packages (currently 65 available), and to further the ability to create and remodel Web sites and enhance eStore functionality with minimal technical expertise.

    . Maintain and Extend Technology Leadership. We believe an important competitive advantage is the ability to fully integrate our products into those of other telecommunications equipment providers. We also believe that timely introduction of our products and services are imperative for our success. We therefore have developed close working relationships with leading central office equipment providers such as Alcatel, Cisco, Copper Mountain, Lucent, Nokia, Orckit, Paradyne, Siemens and Zhone. We will continue to develop relationships with other leading central office equipment providers, and we intend to integrate future generations of our DSL equipment into their architectures. In addition, we will continue to provide our customers with new functionality by developing relationships with providers of related and complementary technologies. For example, we have relationships with leading voice over DSL gateway developers such as Jetstream Communications, Inc. (Jetstream). Furthermore, we will continue to incorporate new features and functionality into our Web platform, either through internal development or by acquiring technology where appropriate, to enable small and medium size businesses to conduct an increasingly broad range of business activities on the Web.

    . Leverage Brand Name Recognition and Customer Support Infrastructure. We believe that we have established a brand name with partner companies seeking high-speed broadband Internet equipment and Web platform products and services. We believe that continuing to strengthen the Netopia brand name will facilitate market acceptance of new products and services. We continue to leverage our reputation and expertise in providing complete, easy-to-use, plug-and-play solutions to more fully penetrate our target market. In addition, we will continue to leverage our positive brand name recognition and our customer support organization to promote the sale of our products and services.

Products and Services

  Broadband Internet Equipment

   Our broadband Internet equipment provides cost-effective, high-speed, multi-user, plug-and-play solutions for Internet access with advanced value added features including automated backup, DSL bonding, virtual private network gateways, and firewall protection. Our customer premise broadband Internet equipment allows our telecommunications carrier, distributor and ISP customers to offer distributed enterprises, small and medium size businesses, and multi-PC households the flexibility to use the communication technology which best meets their needs for economy and performance. Our broadband Internet equipment is summarized in the following table.

     Internet Access
       Technology           Our Products                      Functions and Features
--------------------------------------------------------------------------------------------------------
DSL including SDSL, IDSL, Data Routers      Provide a shared and permanent connection to the Internet
ADSL, and                                   at speeds up to 2.3 Mbps and offer a cost-effective
SHDSL                                       solution for customers that require an ''always on''
                                            Internet presence for applications such as hosting a Web
                                            server or conducting eCommerce through an online
                                            eStore.
--------------------------------------------------------------------------------------------------------
                          Digital Service   Provide a cost-effective method to migrate Internet access
                          Devices           from a T1 or 56K digital dataphone service connection to
                                            DSL without having to replace or disrupt current network
                                            hardware or infrastructure.
--------------------------------------------------------------------------------------------------------
                          Filtering Bridges Provide a shared, permanent connection to the Internet using the simplicity of a bridged connection with the
                                            added security of packet filtering and Internet Protocol
                                            (IP) based remote management.
--------------------------------------------------------------------------------------------------------
                          IADs              Provide simultaneous data access to the Internet plus up to
                                            8 concurrent voice telephony calls.
--------------------------------------------------------------------------------------------------------
Cable                     Routers           Provide a shared connection to the Internet through the
                                            Ethernet port on a cable modem.
--------------------------------------------------------------------------------------------------------
T1 and Frame Relay        Routers           Provide a dedicated, high-speed, shared connection to the
                                            Internet through a traditional T1 leased line service.
--------------------------------------------------------------------------------------------------------
ISDN                      Routers           Provide shared Internet access at speeds up to 128 Kbps
                                            over an ISDN phone line.
--------------------------------------------------------------------------------------------------------
56K Digital Dataphone     Routers           Provide a shared, dedicated connection to the Internet at
Service                                     56 Kbps or 64 Kbps speeds through a traditional digital
                                            dataphone leased line service
                                            .
--------------------------------------------------------------------------------------------------------
Dual Analog               Routers           Provide an entry-level solution for Internet connections
                                            that will work over standard analog phone lines. By
                                            aggregating as many as three analog telephone lines, our
                                            dual analog routers provide shared Internet access at
                                            speeds up to 168 Kbps.

  Broadband Internet Equipment Value-Added Features

   In addition to supporting various Internet protocols and technologies, our broadband Internet equipment is designed to be plug-and-play and incorporates many value-added features. We believe these features provide our customers with additional ease-of-use, security and cost savings benefits, and differentiate our offerings from those of our competitors. Some of these features include:

    . The design architecture on our R-Series routers allows customers to upgrade to faster broadband Internet equipment technologies by simply exchanging the wide area network module card within the router. For example, a business that currently uses an ISDN router can upgrade the router to support higher speed DSL technology by simply replacing the wide area network module card rather than having to purchase an entirely new router;

                                                                      [GRAPHIC]

                          WIDE AREA NETWORK MODULE CARD

    . Integrated V.90 analog or ISDN dial backup, which ensures redundancy for mission-critical Internet connectivity;

    . DSL bonding, which allows customers to join up to four IDSL or up to two SDSL circuits into a single "virtual pipe" for connection speeds of over 3 Mbps;

    . IPSec to enable businesses to securely connect to branch offices, telecommuters and partners;

    . Built-in secure virtual private networking to interconnect remote offices, mobile workers and businesses over the Internet. Optional hardware acceleration for encryption and compression enhances virtual private networking performance;

    . Built-in firewall to protect businesses data from intruders accessing a network from the Internet;

    . An integrated Ethernet hub with an uplink switch to easily create or expand a LAN;

    . Business-class diagnostic and management utilities including Ping, Trace Route, Syslog and Telnet client;

    . An automated startup application that allows plug-and-play router configuration and Web monitoring that displays real-time router connection information;

    . An integrated dynamic host configuration protocol (DHCP) server to automate the configuration of computers on a local area network, and an integrated DHCP client to automate configuration of the wide area network ports on the router;

    . Network address translation (NAT) to provide the convenience and economy of using one or a few internet protocol addresses while hiding the local area network's internet protocol addresses from intruders;

    . An integrated trivial file transfer protocol (TFTP) client that allows rapid downloading of updated router operating software, or firmware, to allow users faster access to enhanced router functionality; and

    . Support for multiple protocol routing so networks that operate on different protocols can be connected.

   We also offer end-users of our broadband Internet equipment different service programs, including VPN set-up services. These service programs assist customers in ordering and provisioning the telecommunication carrier line, and obtaining and establishing their service from an ISP. These programs also provide for the remote configuration of the router and the VPN, assist in the installation and configuration of the client server software and provide technical support for our product line. Extended service programs are available for up to three years.

   We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, reliability and compatibility. For example, we anticipate that packet voice technology (voice over DSL or voice over IP) will become an important feature of future broadband router products. As a result, we believe we will need to successfully develop, introduce and market IADs that will combine packet voice and data routing functionality in our products. Additionally, we will need to continue to integrate our router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our products. Currently, our broadband Internet equipment is interoperable with major central office equipment provided by Alcatel, Cisco, Copper Mountain, Lucent, Nokia, Orckit, Paradyne, Siemens and Zhone. However, we may not be able to successfully develop, introduce, enhance or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

   All of our DSL routers rely on specialized semiconductor chips that we purchase from a limited number of suppliers. We do not have volume purchase contracts with any of our suppliers and they could cease selling us these semiconductor chips at any time. If we are unable to timely obtain a sufficient quantity of these semiconductor chips from any of our suppliers, for any reason, sales of our DSL routers could be delayed or halted. Further, we could also be forced to redesign our DSL routers and qualify new suppliers of semiconductor chip sets. The resulting stoppage or delay in selling our products and the expense of redesigning our DSL routers would seriously harm our reputation and business. Additionally, substantially all of our broadband Internet equipment includes circuit boards that are manufactured by a limited number of contract manufacturers. Certain of our broadband Internet equipment products are assembled and packaged by these contract manufacturers. If supplies of circuit boards or broadband Internet equipment products from these contract manufacturers are interrupted for any reason, we will incur significant losses until we can arrange for alternative sources. Any such interruption may seriously harm our reputation and business.

  Web Platform

   Our Web platforms enable distributed enterprises, small and medium size businesses and other organizations to extend their business online through the benefits of having a Web presence, conducting eCommerce, communicating in real time with customers and colleagues over the Internet, and providing Web based customer service and support services. Our Web platform applications are summarized in the following table.

                       Our Products
 Supported Platforms   And Services                                    Functions and Features
---------------------------------------------------------------------------------------------------------------------------------
Site Visitors:         a.) Netopia  We license our Web platform to ISPs, ILECs, Yellow Pages providers, Internet portals,
Netscape Navigator     Web platform franchisors and others on a private label or co-branded basis. We also provide direct
3.02 and above or      eSite        fulfillment and hosting services for our partners' services based on the Web platform.
Microsoft Internet     b.) Netopia
Explorer versions      Web platform a.) Using the Netopia Web platform eSite application, our partners help their distributed
3.02 and above.        eStore.      and small to medium size enterprise customers run their business online. With no
Site Owners:                        software downloads, or any technical knowledge, our partners' customers can build a
Netscape 4.0 or above               complete and affordable Web site, including powerful business and marketing tools. We
or Internet Explorer                provide customers with a wide array of over 65 vertical Web site content packages
4.0 and above.                      targeted on specific industries or common interest groups.

                                    b.) The Netopia Web platform eStore application enables our partners to provision
                                    eCommerce services to their distributed, and small to medium size enterprise customers.
                                    Our partners' customers can use their eStore to sell products and services online, create
                                    Web catalogs and manage orders from start to finish, affordably and flexibly. Key eStore features and services include electronic shopping cart functionality, secure checkout, real-
                                    time and offline credit card transaction processing, cross merchandising, reporting, statistics other powerful eCommerce sales and marketing tools.
---------------------------------------------------------------------------------------------------------------------------------
Windows based PC       Netopia Web  The Netopia Web platform eCare application provides a complete and secure Web based
with either Microsoft  platform     customer service and support solution delivering powerful, point-to-point services that
Internet Explorer      eCare        enable remote problem solving over the Internet or an IP enterprise network. eCare can
versions 5.0 and                    be used for customer service and support, systems administration, sales support, help
above or Netscape                   desk, asset management, or to provide a wide range of interactive services across the
Navigator 4.00 and                  Internet or any IP-based network. eCare's services include, text based chat, desktop
above.                              assist, desktop observe, file transfer, and co-browsing.
---------------------------------------------------------------------------------------------------------------------------------
Windows XP, ME,        Timbuktu Pro Allows enterprise help desks to remotely control and view employees networked PCs to
2000, 3.X, 95, 98, and              resolve end user problems. Additionally, Timbuktu is utilized as a telecommunications
NT Mac OS 8.x, 9.x,                 tool to enable users to communicate and collaborate in real time over the Internet and
X                                   within Intranets.
---------------------------------------------------------------------------------------------------------------------------------
Windows XP, ME,        netOctopus   Multi-platform systems administration and asset management solution focused on the
2000, 3.X, 95, 98, and              needs of information technology (IT) professionals and network administrators.
NT Mac OS 8.x, 9.x,                 netOctopus greatly reduces the cost of managing networked PCs and eases OS migration
X                                   projects, software deployment, and desktop management.

   Some of our competitors are offering Web presence and enhancement products at no cost. In some instances, we believe these companies are not charging for such products and services because they are generating revenue from their Web sites from other sources, such as advertising or subscription fees. If such free products and services become widely used, the market for our Web platform products may be more limited.

   We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these systems to provide reliable, high-performance Web site hosting services for certain customers. In addition, our servers are located at third-party facilities. Failure or poor performance by the third parties with which we contract to maintain our servers, hardware and software, could lead to interruption or deterioration of our eSite and eStore hosting services. Additionally, a slowdown or failure of our systems due to an increase in the use of the eSites and eStores we currently host, or due to damage or destruction of our systems for any reason, could also lead to interruption or deterioration of our eSite and eStore hosting services. If there is an interruption or a deterioration of our eSite or eStore hosting services, our reputation would be seriously harmed and, consequently, sales of our products and services would decrease. If such circumstances do arise in some future period, in order to retain current customers and attract new customers, we may have to provide our eSite and eStore hosting services at a subsidized price or even at no cost. In addition, if our eSite and eStore hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers.

   We generally do not receive long-lead time purchase orders from our customers. As such, the orders we receive in any quarter are generally shipped within that quarter and therefore, our backorder at the end of any quarter is not meaningful and not indicative of future results.

Distribution, Sales and Marketing

   We sell our products and provide services worldwide through telecommunication carriers, ISPs, independent distributors and dealers and directly to end-users. Our marketing strategy is to achieve broad market penetration by utilizing these multiple distribution channels.

 .  Telecommunication Carriers.  We historically have sold our broadband
                     Internet equipment primarily to emerging CLECs such as Covad. Following the acquisition of Cayman, we now are selling our broadband Internet equipment to ILECs including BellSouth, SBC, and Verizon. We depend upon the ability of such telecommunications carriers to successfully offer DSL services. The CLECs are competing with the ILECs, the traditional regional telephone companies. Traditional regional telephone companies may have a number of competitive advantages over their new competitors, including greater resources, name recognition and access to customers. Traditional regional telephone companies may restrict, or attempt to restrict, the ability of CLECs to install DSL equipment at the regional telephone companies' central offices. The CLECs have generally incurred operating losses and negative cash flows as they establish their networks and operations. Accordingly, these channel partners are dependent on continued access to new sources of capital. We believe that the current external financing environment is challenging for the CLECs. Covad, which accounted for 16% of our total revenues for fiscal year 2001, and continues to be our largest customer, filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. On November 13, 2001 Covad announced that it had secured an agreement with SBC to provide Covad with$150 million in funding. The funding, which received bankruptcy court approval on December 13, 2001 and is subject to customary closing conditions, would occur on the same day that the reorganization plan becomes effective, which is expected by January 2002. Additionally, Covad has announced that this funding is expected to provide the cash that they believe will allow them to become cash flow positive by the latter half of 2003. Additionally, Rhythms Netconnections, Inc. (Rhythms), which accounted for 11% of our total revenues for fiscal year 2001, filed a voluntary petition under the Bankruptcy Act in August 2001, and ceased normal operations during September 2001. In December 2001, WorldCom, Inc. (WorldCom) purchased Rhythm's key DSL assets. As a result, WorldCom will be able to deliver uninterrupted service to existing Rhythms customers served by the portion of the network that WorldCom is acquiring. However, there is no certainty that WorldCom will continue to purchase our equipment for deployment on the Rhythms network. Our revenues will decline and our losses will increase if we lose one or more of our significant telecommunications carrier customers or if our telecommunications carrier customers reduce or delay purchases of our products. During fiscal year 2001, sales to CLECs and ILECs, accounted for 39% of our total revenue. During fiscal year 2000, sales to CLECs and ILECs accounted for 42% of our total revenues. During the fiscal year ended September 30, 1999, sales to CLECs and ILECs accounted for less than 10% of our total revenues.

 .  Independent Distributors/Dealers.  Our major distributor/dealer in North
               America is Ingram Micro who distributes our broadband Internet equipment and Web platform products to ISPs, resellers, and value added resellers (VARs). Internationally, we distribute our products through approximately 100 distributors in over 30 countries. In Europe, distributors sell primarily in France, Italy and the

       United Kingdom, and, in the Pacific Rim, distributors sell primarily in Japan. We provide periodic training in the development of Internet and eCommerce infrastructure to VARs who purchase our products primarily from distributors. Our agreements with distributors can generally be terminated without cause and do not provide for minimum purchase commitments. Additionally, the agreements provide price protection and grant the distributors limited rights to return unsold inventories of our products in exchange for new purchases. Ingram Micro has accounted for 11%, 7%, and 10% or our total revenues for fiscal years 2001, 2000 and 1999, respectively. We do not have a purchase contract with Ingram Micro that obligates them to continue to purchase our products. As a result, Ingram Micro could cease purchasing our products at any time.

 . ISPs. We have formed strategic relationships with ISPs that assist us in developing, distributing and marketing our broadband Internet equipment and Web platform products. For example, to assist customers in establishing their Internet access, Web sites and/or online stores, and to increase sales of our products, we have formed, over several years, strategic relationships with Verio, UUnet, Onsite Access, Inc. (Onsite Access), MegaPath, France Telecom, and more than 400 other ISPs. Our products can be purchased from an ISP or directly from us.

 . Direct Sales to Business Customers. Our direct sales and telemarketing force focuses on large opportunities to sell our broadband Internet equipment and Web platform products to business customers. Our sales force assists end users by providing solutions for their needs related to broadband Internet equipment, establishing and enhancing their Web presence, and conducting business on the Web, including eCommerce, communication and collaboration, and customer support services. In addition, the sales force provides pre-sales, promotional and order management support to telecommunication service providers, distributors/dealers, ISPs, Internet portals, resellers and VARs, identifies new opportunities for product development and provides general market information to management. Our Web platform products are currently the primary products sold through this channel.

 . Other Marketing. We utilize several other marketing programs, such as our online Web site, trade advertising, participation in trade shows and press briefings on strategy and new products to support the sale and distribution of our broadband Internet equipment and Web platform products. Through these marketing programs, we seek to build brand name recognition, stimulate demand and inform distribution channels about the capabilities and benefits of our broadband Internet equipment and Web platform products.

   Our revenues will decline and our losses will increase if we lose one or more of our significant distributors or customers or if our key distributors or customers reduce or delay purchases of our products.

Customer Service and Support

   We believe that effective customer support is a key criterion used in selecting our broadband Internet equipment and Web platform products. Telecommunication carriers, ISPs, independent distributors and dealers, VARs, end users, network managers and administrators, consultants and other experienced technical experts utilize our toll-free telephone support lines, fax and online support services to access our support personnel and internal technical databases. Additionally, support personnel are trained to satisfy the needs of customers and end users who are not technical experts and do not have access to sophisticated technical support. We believe that our support programs have been successful in creating brand loyalty through our focused support of the specialized needs of these customers and end users, and through the easy-to-use, plug-and-play design of our broadband Internet equipment and Web platform products.

   With different service programs, including VPN set up services, we remotely configure our Internet routers and assist users in setting up service with the user's telephone company and ISP. Our expertise in solving technical problems enables us to commit our resources to analyze any problem a customer or end user may have, even if it involves a product from another company. The effect of these activities is to build customer loyalty to us as the single source for broadband Internet equipment solutions.

Research and Development

   We believe that our future business and operating results depend in part on our ability to continue to enhance existing products, develop new products in a timely manner and develop strategic product development relationships. We continuously evaluate the needs of our distribution channel partners and end users to provide them with new broadband Internet equipment and Web platform products incorporating new technologies and standards.

   We are focused on delivering broadband Internet equipment to meet the voice and data needs of distributed enterprises, small and medium size businesses, small office/home office professionals, and multi-PC households. These products are expected to include a family of IADs that combine voice and related services, such as high quality dial tone, caller identification, call waiting and three-way calling, and data services, such as routing and security, over DSL. In addition, we intend to continue to integrate future generations of our DSL equipment into the leading central office equipment providers' architectures and to develop additional broadband technologies on existing and new routing platforms.

   Our Web platform products have been designed to facilitate the integration of both current and future Internet technologies. We will continue to add new capabilities to these products, including advanced addressing techniques and eCommerce reporting enhancements. All functionality will be accessible from standard PCs running standard Internet browsers.

   We have developed many strategic relationships related to the development of our products. These relationships enable us to reduce the time to market for our products, ensure greater interoperability of technologies and equipment, and leverage the names/brands of our development partners for marketing purposes. These relationships are listed in the following table.

      Product Development                 Company                     Product
-----------------------------------------------------------------------------------------
DSL                              AccessLan                  Broadband Internet equipment
                                 Alcatel
                                 Broadcom
                                 Centillium
                                 Cisco
                                 Conexant
                                 Copper Mountain
                                 Ericsson
                                 Globespan
                                 Hi/fn
                                 Lucent
                                 Metalink
                                 Nokia
                                 Paradyne
-----------------------------------------------------------------------------------------
Voice over DSL                   General Bandwidth          Broadband Internet equipment
                                 Jetstream
                                 TdSoft
                                 Zhone
-----------------------------------------------------------------------------------------
E-commerce                       Card Service International Netopia Web platform
                                 Hewlett-Packard
                                 Oracle
-----------------------------------------------------------------------------------------
Internet/Intranet Communications Marimba                    Timbuktu Pro & netOctopus
                                 Front Range Solutions
                                 Microsoft
                                 Remedy
                                 Tivoli Systems
-----------------------------------------------------------------------------------------
Internet/Intranet Communications Siebel Systems             eCare

   Historically, we have devoted a significant amount of our resources to research and development. Research and development expenses were $13.8 million, $13.3 million and $9.2 million for fiscal years 2001, 2000 and 1999, respectively. We expect to continue to devote substantial resources to product and technological development.

Competition

   The markets for our broadband Internet equipment and Web platform products and services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of our products. We expect competition to intensify as current competitors expand their product and service offerings and new competitors enter the market. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

   Competitors vary in size, scope and breadth of the products and services offered. Our current and prospective competitors include original equipment manufacturers, product manufacturers of broadband Internet equipment, developers of Internet presence and Web site and eCommerce software, developers of remote control and collaboration software, and developers of Web based help desk applications.

   In the broadband Internet equipment market, we primarily compete with Cisco, Siemens (through its Efficient Networks subsidiary), Lucent, Linksys Group, Inc. (Linksys), 2Wire, Inc. (2Wire), Polycom, Inc. (Polycom) (in the integrated access device market only), and ZyXEL Communications Company (ZyXEL).

   In the market for Web sites and eCommerce platforms, we encounter competition primarily from Big Step, Nextron, Trellix, and Web Site Pros. In the market for our remote control and enterprise software, we primarily encounter competition from Computer Associates, Intel, Microsoft, Vector Networks, Symantec and Tivoli Systems (IBM). We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for Timbuktu Pro.

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

Intellectual Property and Other Proprietary Rights

   Our ability to compete is dependent in part on our proprietary rights and technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We generally enter into confidentiality or license agreements with our employees, consultants, resellers, distributors, customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. However, in some instances, we may find it necessary to release our source code to certain parties.

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

Employees

   As of December 14, 2001, we employed 329 persons, including 98 in sales and marketing, 107 in research and development, 64 in customer service and support, 28 in manufacturing operations, and 32 in general and administrative functions. We also contract with consultants who provide us short and long-term services in various areas of our business.

   Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer, Thomas Skoulis, our Senior Vice President and General Manager, Web Platforms and Michael Trupiano, our Senior Vice President and General Manager, Internet Equipment. None of these persons is bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

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

   Since our California facilities are located near major earthquake fault lines in the San Francisco Bay area, our business could be seriously harmed in the event of a major earthquake.

   As of September 30, 2001 we had under lease:

 . 49,047 square feet of office space for our headquarters in Alameda, California. This facility is used for research and development, administration, customer service and sales and marketing activities for our broadband Internet equipment and Web platform products and is leased for a five-year term, expiring on December 31, 2002. We have a five-year renewal option on this facility which, if exercised, would commence on January 1, 2003.

  . A portion (currently approximately 14,406 square feet) of a 28,813 square foot warehouse in San Leandro, California to accommodate our distribution center, where we receive and maintain our inventory and ship our broadband Internet equipment products. This facility is currently subleased from Farallon Communications, a subsidiary of Proxim, Inc. (Proxim), for a term expiring on December 31, 2002. We have a five-year renewal option on this space which, if exercised, would commence on January 1, 2003.

 . 7,465 square feet of office space for research and development activities related to our Web platform products in Lawrence, Kansas. 7,000 square feet of this facility is currently leased for a one-year term expiring on June 30, 2002. 465 square feet of this facility is leased for a two-year term, expiring May 31, 2002

 . 7,061 square feet of office space for research and development activities related to our broadband Internet equipment products in Fremont, California. This facility is currently leased for a five-year term, expiring on December 1, 2004.

 . 7,847 square feet of office space for telesales activities related to our Web platform products in Addison, Texas. The facility is currently leased for a five-year term, expiring on July 31, 2003.

 . 4,249 square feet of office space for research and development activities related to our Web platform products in Orem, Utah. The facility is currently leased for a three-year term, expiring February 28, 2002.

 . 3,000 square feet of office space for research and development and sales and marketing activities related to our Web platform products in Los
         Altos, California. The facility is currently leased for a three-year term, expiring March 31, 2002.

 . Other office space with less than 2,000 square feet per location in Paris, France; Neunkirchen am Brand, Germany; Maastricht, The Netherlands; Hong Kong; Springfield, Virginia; Beijing, China; and San Jose, California used primarily for sales and research and development activities related to both our broadband Internet equipment and Web platform products.

   In connection with our acquisition of Cayman in October 2001, we assumed the lease of 24,200 square feet of office space in Billerica, Massachusetts. We intend to use this facility for research and development and customer service activities related to our broadband Internet equipment products. 19,291 square feet of this facility is subleased from Eastman Kodak Company for a five-year term expiring on March 31, 2005. We have a three-year, nine-month renewal option on this space which, if exercised, would commence on April 1, 2005. 4,909 square feet of this facility is leased for a five-year term, expiring on March 31, 2005. We have a three-year renewal option on this space which, if exercised, would commence on April 1, 2005.

Item 3. Legal Proceedings

   From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of our security holders during the fiscal fourth quarter ended September 30, 2001.

Item 4A. Executive Officers of the Registrant

   Our executive officers, and their ages as of December 14, 2001, are as follows:

       Name         Age                         Position
       ----         ---                         --------
Alan B. Lefkof..... 48  President, Chief Executive Officer and Director
William D. Baker... 55  Senior Vice President and Chief Financial Officer
Brooke A. Hauch.... 53  Senior Vice President and Chief Information Officer
David A. Kadish.... 49  Senior Vice President, General Counsel and Secretary
Jeffrey G. Porter.. 38  Vice President, Marketing
Thomas A. Skoulis.. 45  Senior Vice President and General Manager, Web Platforms
Michael P. Trupiano 45  Senior Vice President and General Manager, Internet
                          Equipment

   Mr. Lefkof. Alan B. Lefkof joined Netopia as President and a member of the Board of Directors in August 1991 and has been Chief Executive Officer since November 1994. Prior to joining Netopia, Mr. Lefkof served as President of GRiD Systems, and as a Management Consultant at McKinsey & Company. Mr. Lefkof received a B.S. in computer science from the Massachusetts Institute of Technology in 1975 and an M.B.A. from Harvard Business School in 1977.

   Mr. Baker. William D. Baker, Senior Vice President and Chief Financial Officer, joined Netopia in July 2001. Prior to joining Netopia, Mr. Baker was Vice President and Chief Financial Officer at BITMICRO NETWORKS, Inc., a developer of solid-state storage devices, from June 2000 through April 2001. Before joining BITMICRO NETWORKS, Inc., Mr. Baker was Vice President and Chief Financial Officer at the JPM Company, an international manufacturer of wire harness and cable assemblies for the computer, networking and telecommunications industries, from January 1996 through June 2000. Mr. Baker received a B.A. in Business Administration from St. Francis College in 1969 and is a Certified Public Accountant.

   Ms. Hauch. Brooke A. Hauch, Senior Vice President and Chief Information Officer, joined Netopia in October 1991 as Director, MIS. Ms. Hauch was appointed Vice President and Chief Information Officer in May 1997, and became Senior Vice President in October 2000. Prior to joining Netopia, Ms. Hauch served in various positions at Argonaut Information Systems, Inc., Ross Systems, Inc. and Blue Cross of Northern California. Ms. Hauch holds a bachelor's degree in business from Arizona State University.

   Mr. Kadish. David A. Kadish, Senior Vice President, General Counsel and Secretary, joined Netopia in June 1999. Prior to joining Netopia, Mr. Kadish provided legal consulting services to Netopia from September 1996 to June 1999. Mr. Kadish operated an independent legal consulting practice from May 1996 to June 1999. He previously served in various corporate legal positions at the Electric Power Research Institute, Integral Systems and BRAE Corporation, and as an associate at Morrison & Foerster. Mr. Kadish received a B.A. in American history from University of California at Santa Cruz in 1973, an M.A. in American history from Brandeis University in 1974 and a J.D. from Yale University in 1979.

   Mr. Porter. Jeffrey G. Porter, Vice President, Marketing, joined Netopia in July 1991 as Inside Sales Representative. Mr. Porter was appointed Vice President, Timbuktu Marketing in November 1999, and he became Vice President, Web Platform Marketing in November 2000. He was appointed to his current position in October 2001. He previously held various sales positions at Logitech Corporation. Mr. Porter a B.A. in Management Science from University of California at San Diego in 1986.

   Mr. Skoulis. Thomas A. Skoulis, Senior Vice President and General Manager, Web Platforms, joined Netopia in September 1991 as Corporate Accounts Manager. Mr. Skoulis was appointed Vice President, North America Sales in October 1994, and became Senior Vice President in February 1997. Prior to joining Netopia, Mr. Skoulis held various sales management positions with 3Com and Digital Equipment Corporation. Mr. Skoulis received a B.A. in business administration from Miami University in Oxford, Ohio, in 1980.

   Mr. Trupiano. Michael P. Trupiano, Senior Vice President and General Manager, Internet Equipment, joined Netopia in May 1992 as Hardware Development Manager. Mr. Trupiano was appointed Vice President, Networks Systems Development in October 1994, and became Senior Vice President and General Manager in October 1998. Prior to joining Netopia, Mr. Trupiano served in product development and engineering management positions at Verifone, Isix and Amtel Systems. Mr. Trupiano received a B.S. in electrical engineering and computer science from Santa Clara University in 1978.

                                    PART II

Item 5. Market for Netopia's Common Stock and Related Stockholder Matters

   Since our initial public offering in June 1996, our Common Stock has been traded on the Nasdaq National Market. We were originally listed under the symbol FRLN. In November 1997, after we changed our name from Farallon Communications, Inc. to Netopia, Inc., our symbol changed to NTPA. The following table sets forth the range of quarterly intra-day high and low sale prices of our Common Stock on the Nasdaq National Market for the last three fiscal years ended September 30, 2001, 2000 and 1999.

                                              2001           2000            1999
                                         -------------- --------------- ---------------
                                          High    Low    High     Low    High     Low
                                         ------- ------ ------- ------- ------- -------
Fourth fiscal quarter ended September 30 $ 6.850 $2.900 $57.250 $10.750 $42.625 $17.375
Third fiscal quarter ended June 30......   7.560  2.125  74.938  27.000  37.000   8.250
Second fiscal quarter ended March 31....  10.125  1.938  92.000  47.000   9.938   5.250
First fiscal quarter ended December 31.. $14.188 $3.313 $63.875 $37.250 $11.250 $ 3.625

   On December 14, 2001, we had 167 stockholders of record and 18,114,924 shares of our Common Stock outstanding. The closing price of our Common Stock as reported on the Nasdaq National Market was $6.20 per share. Historically, we have neither declared nor paid cash dividends on our Common Stock, and we expect this trend to continue.

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

    . Losses of major customers, major projects with major customers or the failure to complete significant licensing transactions;

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

    . Ashortfall in revenue or earnings from securities analysts' expectations or other announcements by securities analysts;

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

Item 6. Selected Financial Data

   In the tables below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the fiscal years ended September 30, 2001, 2000, 1999, 1998 and 1997.

   When you read this selected financial data, it is important that you read it along with Management's Discussion and Analysis of Financial Condition and Results of Operations, the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

                                                                     Fiscal years ended September 30,
                                                              ----------------------------------------------
                                                                2001      2000     1999      1998     1997
                                                              --------  --------  -------  --------  -------
                                                               (in thousands, except for per share amounts)
Revenues:
   Internet equipment........................................ $ 58,861  $ 65,546  $24,460  $ 10,885  $ 8,133
   Web platform licenses and services........................   18,457    24,660   19,691    13,951   12,037
                                                              --------  --------  -------  --------  -------
      Total revenues.........................................   77,318    90,206   44,151    24,836   20,170
 Cost of revenues:
   Internet equipment........................................   39,165    46,582   15,597     7,064    5,256
   Web platform licenses and services........................      795       697      646       891    1,140
                                                              --------  --------  -------  --------  -------
      Total cost of revenues.................................   39,960    47,279   16,243     7,955    6,396
                                                              --------  --------  -------  --------  -------
          Gross profit.......................................   37,358    42,927   27,908    16,881   13,774
 Operating expenses:
   Research and development..................................   13,836    13,324    9,211     7,201    7,177
   Selling and marketing.....................................   27,144    25,842   20,221    14,404   11,288
   General and administrative [a]............................    7,528     6,554    3,654     3,380    2,945
   Acquired in-process research and development [b]..........       --     8,658    4,205        --       --
   Amortization of goodwill and other intangible assets [c]..   11,984     9,746      543        --       --
   Impairment of goodwill and other intangible assets [d]....   16,375        --       --        --       --
   Restructuring costs [e]...................................    1,073        --       --        --       --
   Terminated merger costs [f]...............................    2,640        --       --        --       --
                                                              --------  --------  -------  --------  -------
      Total operating expenses...............................   80,580    64,124   37,834    24,985   21,410
                                                              --------  --------  -------  --------  -------
          Operating loss.....................................  (43,222)  (21,197)  (9,926)   (8,104)  (7,636)
 Other income, net...........................................    1,510     3,579    2,066     2,222    1,869
                                                              --------  --------  -------  --------  -------
      Loss from continuing operations before
        income taxes.........................................  (41,712)  (17,618)  (7,860)   (5,882)  (5,767)
 Income tax provision (benefit)..............................       --        --       --     2,155   (2,217)
                                                              --------  --------  -------  --------  -------
      Loss from continuing operations........................  (41,712)  (17,618)  (7,860)   (8,037)  (3,550)
 Cumulative effect from adoption of Staff Accounting Bulletin
   (SAB) 101 [g].............................................   (1,555)       --       --        --       --
 Discontinued operations, net of taxes [h]...................      156     2,481       --    (2,496)   3,021
                                                              --------  --------  -------  --------  -------
          Net loss........................................... $(43,111) $(15,137) $(7,860) $(10,533) $  (529)
                                                              ========  ========  =======  ========  =======
 Per share data, continuing operations:
   Basic and diluted loss per share.......................... $  (2.33) $  (1.05) $ (0.60) $  (0.69) $ (0.31)
                                                              ========  ========  =======  ========  =======
   Shares used in the per share calculations.................   17,902    16,830   13,092    11,687   11,335
                                                              ========  ========  =======  ========  =======
 Per share data, net loss:
   Basic and diluted loss per share.......................... $  (2.41) $  (0.90) $ (0.60) $  (0.90) $ (0.05)
                                                              ========  ========  =======  ========  =======
   Shares used in the per share calculations.................   17,902    16,830   13,092    11,687   11,335
                                                              ========  ========  =======  ========  =======

                                                               September 30,
                                                  ----------------------------------------
                                                   2001     2000    1999    1998    1997
                                                  ------- -------- ------- ------- -------
                                                               (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments $48,996 $ 59,777 $69,483 $42,095 $41,636
Working capital..................................  56,593   72,292  75,394  38,152  49,979
Total assets.....................................  82,712  128,373  95,969  56,292  61,001
Long-term liabilities............................     256      328     544     260     361
Total stockholders' equity [i]................... $71,713 $112,289 $85,079 $44,801 $53,977

--------
[a] General and administrative expense includes $2.9 million and $1.9 million of incremental provisions for doubtful accounts in fiscal years 2001 and 2000, respectively. (See Note 1 of Notes to Consolidated Financial Statements.)

[b] Represents the amount of purchase price we allocated to in-process research and development in connection with acquisitions of WebOrder and StarNet in fiscal year 2000 and our acquisitions of Serus LLC (Serus) and netOctopus in fiscal year 1999. (See Note 2 of Notes to Consolidated Financial Statements.)

[c] Represents amortization of the amounts we allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet, Serus and netOctopus. (See Note 2 of Notes to Consolidated Financial Statements.)

[d] Represents the estimated impairment and write-down of the amounts we allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. (See Note 2 of Notes to Consolidated Financial Statements.)

[e] Represents the charge we recorded in connection with a reduction in our workforce and costs to exit certain business activities. (See Note 11 of Notes to Consolidated Financial Statements.)

[f] Represents the charge we recorded in connection with the terminated merger with Proxim. (See Note 12 of Notes to Consolidated Financial Statements.)

[g] Represents our adoption of SAB 101, Revenue Recognition in Financial
    Statements, for Web platform license sales that provided for nonrefundable upfront payments. (See Note 1 of Notes to Consolidated Financial Statements.)

[h] Represents the disposition of our LAN Division. (See Note 3 of Notes to
    Consolidated Financial Statements.)

[i] Historically, we have neither paid nor declared cash dividends on our common equity securities, and we expect this trend to continue.

   The following tables set forth certain unaudited selected quarterly results of operations data for the eight quarters ended September 30, 2001. This data has been derived from our unaudited condensed consolidated financial statements that, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. It is important that when you read this information you also read Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and our annual audited consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

                                                                         Three months ended,
                                               -----------------------------------------------------------------------
                                               Sep. 30,  Jun. 30, Mar. 31, Dec. 30, Sep. 30, Jun. 30, Mar. 31, Dec. 30,
                                                 2001      2001     2001     2000     2000     2000     2000     1999
                                               --------  -------- -------- -------- -------- -------- -------- --------
                                                               (in thousands, except per share amounts)
Revenues:
   Internet equipment......................... $ 13,080  $14,478  $16,458  $14,845  $16,913  $22,134  $15,660  $10,839
   Web platform licenses and services.........    4,056    4,483    4,370    5,548    6,690    6,381    6,136    5,453
                                               --------  -------  -------  -------  -------  -------  -------  -------
      Total revenues..........................   17,136   18,961   20,828   20,393   23,603   28,515   21,796   16,292
Cost of revenues:
   Internet equipment.........................    8,872    9,653   10,845    9,795   12,633   15,461   10,879    7,609
   Web platform licenses and services.........      187      182      225      201      229      222      124      122
                                               --------  -------  -------  -------  -------  -------  -------  -------
      Total cost of revenues..................    9,059    9,835   11,070    9,996   12,862   15,683   11,003    7,731
                                               --------  -------  -------  -------  -------  -------  -------  -------
         Gross profit.........................    8,077    9,126    9,758   10,397   10,741   12,832   10,793    8,561
Operating expenses:
   Research and development...................    3,460    3,444    3,263    3,669    3,684    3,499    3,143    2,998
   Selling and marketing......................    5,878    6,577    7,504    7,185    7,037    6,886    6,272    5,647
   General and administrative.................    1,015    2,010    1,360    3,143    3,196    1,065    1,317      976
   Acquired in-process research and
    development...............................       --       --       --       --       --       --    2,990    5,668
   Amortization of goodwill and other
    intangible assets.........................    2,996    2,996    2,996    2,996    2,996    3,003    2,038    1,709
   Impairment of goodwill and other
    intangible assets.........................   16,375       --       --       --       --       --       --       --
   Restructuring costs........................       --       --    1,073       --       --       --       --       --
   Terminated merger costs....................       --       --    2,640       --       --       --       --       --
                                               --------  -------  -------  -------  -------  -------  -------  -------
      Total operating expenses................   29,724   15,027   18,836   16,993   16,913   14,453   15,760   16,998
                                               --------  -------  -------  -------  -------  -------  -------  -------
         Operating loss.......................  (21,647)  (5,901)  (9,078)  (6,596)  (6,172)  (1,621)  (4,967)  (8,437)
Other income, net.............................      440      509      569       (8)     916      943      892      828
                                               --------  -------  -------  -------  -------  -------  -------  -------
   Loss from continuing operations before
    cumulative effect from adoption of
    SAB 101 and before gain on sale of
    discontinued operation....................  (21,207)  (5,392)  (8,509)  (6,604)  (5,256)    (678)  (4,075)  (7,609)
   Cumulative effect from adoption of
    SAB 101...................................       --       --       --   (1,555)      --       --       --       --
Discontinued operations, net of taxes.........      156       --       --       --       --    1,334       --    1,147
                                               --------  -------  -------  -------  -------  -------  -------  -------
         Net loss............................. $(21,051) $(5,392) $(8,509) $(8,159) $(5,256) $   656  $(4,075) $(6,462)
                                               ========  =======  =======  =======  =======  =======  =======  =======
Per share data, continuing operations:
   Basic and diluted loss per share........... $  (1.18) $ (0.30) $ (0.48) $ (0.38) $ (0.30) $ (0.04) $ (0.25) $ (0.47)
                                               ========  =======  =======  =======  =======  =======  =======  =======
   Shares used in the per share calculations..   18,020   17,882   17,819   17,607   17,470   17,239   16,564   16,047
                                               ========  =======  =======  =======  =======  =======  =======  =======
Per share data, net loss:
   Basic and diluted loss per share........... $  (1.17) $ (0.30) $ (0.48) $ (0.46) $ (0.30) $  0.04  $ (0.25) $ (0.40)
                                               ========  =======  =======  =======  =======  =======  =======  =======
   Shares used in the per share calculations..   18,020   17,882   17,819   17,607   17,470   17,239   16,564   16,047
                                               ========  =======  =======  =======  =======  =======  =======  =======

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

Events Occurring After September 30, 2001

   In October 2001, we acquired Cayman, a privately held developer and supplier of business class broadband gateways consisting primarily of ADSL and Cable Ethernet routers. The Cayman acquisition expanded our customer base to include Cayman's existing base of ILEC customers such as SBC and BellSouth, and Comcast, a leading cable provider. Pursuant to the Merger Agreement, we paid an aggregate of $15.1 million consisting of: $6.0 million in exchange for all of Cayman's outstanding equity, including in-the-money stock options; $4.2 million in exchange for all of Cayman's outstanding convertible debt; $2.3 million in respect of an outstanding credit line of Cayman; $0.8 million in fees to Cayman's investment bankers, attorneys and accountants; $0.7 million in severance benefits to Cayman employees that were not retained; and $1.1 million of transaction costs we incurred which included accounting, legal and other professional services. These payments were made out of our general working capital. We also assumed certain other liabilities of Cayman. The acquisition will be accounted for under the purchase method and is expected to result in a one-time charge for acquired in-process research and development of approximately $2.2 million. (See Note 2 of Notes to Consolidated Financial Statements.)

   The Cayman acquisition has involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business and significant expenses and write-offs. Incremental acquisition related charges including in-process research and development will adversely impact our profitability. If we are unable to retain the customers and/or employees acquired, maintain the quality of the products we acquired and timely and successfully develop, manufacture and gain market acceptance of the products which were under development at the time of the acquisition our business will be seriously harmed. Additionally, we will be at risk of having to record additional acquisition related charges, including the impairment of goodwill, which will adversely impact our profitability.

Overview

   We develop, market and support broadband Internet equipment and Web platform software solutions. Our platforms are designed to enable our telecommunications carrier, distributor and ISP customers create and offer expanded broadband service offerings focused on the needs of distributed enterprises, small and medium size businesses, small office/home office professionals, and multi-PC households. These service offerings often include DSL service bundled with back-up, bonding, VPN, voice over DSL, and eSite and eStore hosting.

   Our broadband Internet equipment products consist principally of DSL routers and IADs which enable the transmission of data and/or voice over DSL networks as well as Cable Ethernet, T1/Frame Relay, ISDN and dual analog routers. Our Web platform software products consist principally of the eSite, eStore and eCare products, sold through our telecommunications carrier partners that provide Web sites and eCommerce enabled Web sites as well as eCRM and system management software, and Timbuktu Pro products, primarily sold to enterprise and distribution customers that provide help desk and systems management applications.

   We primarily sell our products to:

    . ILECs, such as SBC, BellSouth and Verizon, and CLECs, such as Covad and McLeodUSA Inc. (McLeod);

    . Distributors, such as Ingram Micro, Inc. (Ingram Micro), Groupe Softway (Softway) and Tech Data Corporation (Tech Data);

    .  ISPs, such as Business Telecommunications, Inc. (Business
       Telecommunications) and Onsite Access; and

    .  Directly to end-users.

   We have historically depended upon the ability of CLECs and ISPs to offer broadband services successfully and become sustainable businesses. Several of our CLEC and ISP customers have incurred operating losses and negative cash flows as they establish their networks and operations. Most notably, Covad, which currently is our largest customer, filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. On November 13, 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad announced on December 13, 2001 that it received approval of its reorganization plan from the Bankruptcy Court, and that it expects to emerge from bankruptcy around December 20, 2001. The SBC funding would take place at that time, subject to normal closing conditions. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003.

   As a result of the financial difficulties experienced by our CLEC and ISP customers, we have increased our efforts to expand our customer base to include ILEC customers. Our acquisition of Cayman, and the ADSL router products that Cayman has been selling to existing ILEC customers, has enabled us to continue to expand into this channel. We intend to continue to try and expand our ILEC customer base and as such, expect that an increasing portion of our broadband Internet equipment revenue will be derived from a relatively small number of ILECs. We expect that in order to compete effectively within the small number of ILEC customers, we may be forced to lower the selling prices for our broadband Internet equipment which would adversely effect our revenues and gross margins.

Results of Operations for Fiscal Years Ended September 30, 2001, 2000 and 1999

   The following table sets forth for the periods indicated, certain statement of operations data, such data expressed as a percentage of revenues as well as the change from the prior year.

                                                                                         Increase
                                                                                        (Decrease)
                                                                                           From
                                                        September 30,                   Prior Year
                                        --------------------------------------------   ------------
                                             2001            2000            1999      2001   2000
                                        -------------   -------------   ------------   ----   -----
                                                       ($ in thousands)
Revenues:
    Internet equipment................. $ 58,861   76%  $ 65,546   73%  $24,460   55%   (10%)   168%
    Web platform licenses and
     services..........................   18,457   24%    24,660   27%   19,691   45%   (25%)    25%
                                        --------  ---   --------  ---   -------  ---   ----   -----
       Total revenues..................   77,318  100%    90,206  100%   44,151  100%   (14%)   104%
Cost of revenues:
    Internet equipment.................   39,165   51%    46,582   52%   15,597   35%   (16%)   199%
    Web platform licenses and
     services..........................      795    1%       697    1%      646    2%    14%      8%
                                        --------  ---   --------  ---   -------  ---   ----   -----
       Total cost of revenues..........   39,960   52%    47,279   53%   16,243   37%   (15%)   191%
                                        --------  ---   --------  ---   -------  ---   ----   -----
          Gross profit.................   37,358   48%    42,927   47%   27,908   63%   (13%)    54%
Operating expenses:
    Research and development...........   13,836   18%    13,324   15%    9,211   21%     4%     45%
    Selling and marketing..............   27,144   35%    25,842   28%   20,221   46%     5%     28%
    General and administrative.........    7,528   10%     6,554    7%    3,654    8%    15%     79%
    Acquired in-process research and
     development.......................       --   --%     8,658   10%    4,205   10%  (100%)   106%
    Amortization of goodwill and
     other intangible assets...........   11,984   15%     9,746   11%      543    1%    23%  1,695%
    Impairment of goodwill and other
     intangible assets.................   16,375   21%        --   --%       --   --%    --%     --%
    Restructuring costs................    1,073    1%        --   --%       --   --%    --%     --%
    Terminated merger costs............    2,640    4%        --   --%       --   --%    --%     --%
    Total operating expenses              80,580  104%    64,124   71%   37,834   86%    26%     69%
                                        --------  ---   --------  ---   -------  ---   ----   -----
          Operating loss...............  (43,222) (56%)  (21,197) (24%)  (9,926) (23%)  104%    114%
Other income, net......................    1,510    2%     3,579    4%    2,066    5%   (58%)    73%
                                        --------  ---   --------  ---   -------  ---   ----   -----
    Loss from continuing operations
     before cumulative effect from
     adoption of SAB 101 and before
     gain on sale of discontinued
     operations, net of taxes..........  (41,712) (54%)  (17,618) (20%)  (7,860) (18%)  137%    124%
    Cumulative effect from adoption
     of SAB 101........................   (1,555)  (2%)       --   --%       --   --%    --%     --%
Discontinued operations, net of taxes..      156    0%     2,481    3%       --   --%   (94%)    --%
                                        --------  ---   --------  ---   -------  ---   ----   -----
          Net loss..................... $(43,111) (56%) $(15,137) (17%) $(7,860) (18%)  185%     93%
                                        ========  ===   ========  ===   =======  ===   ====   =====

Revenues

   Total revenue for fiscal year 2001 decreased from fiscal year 2000 primarily due to decreased revenue from our broadband Internet equipment and Web platform products.

    . Broadband Internet equipment revenue decreased primarily due to declining average selling prices of our broadband Internet equipment, particularly our DSL routers, worldwide as a result of price competition and pricing strategies as we enter new markets and channels; decreased sales of our broadband Internet equipment products, particularly our DSL routers in the United States, primarily as a result of the financial and operational difficulties encountered by our CLEC customers such as Covad, Northpoint Communications, Inc. (Northpoint) and Rhythms ; and, decreased sales of our ISDN routers in Europe primarily as a result of growing demand for DSL Internet services that are replacing the use of ISDN Internet services in the European markets in which we distribute our broadband Internet equipment products. These decreases were partially offset by increased sales of our DSL routers in Europe.

 . Web platform revenue decreased primarily due to reduced license sales of our eSite and eStore products and reduced sales of Timbuktu Pro, our system management software, partially offset by increased recurring revenue from the hosting of our eSite and eStore products. Sales of our Web platform products decreased as a result of companies reducing their IT spending as a result of the current macro-economic environment and as a result of the financial difficulties encountered by the ".com" customers to whom we licensed our eSite and eStore products.

   Total revenue for fiscal year 2000 increased from fiscal year 1999 primarily due to increased revenue from our broadband Internet equipment and Web platform products.

 .  Broadband Internet equipment revenue increased primarily due to increased sales of our DSL routers in the United States, most notably to CLECs such as Covad and Northpoint as they began rolling out their DSL networks, partially offset by declining average selling prices. In addition, broadband Internet equipment revenue in fiscal year 2000 included sales of our DSL routers that are interoperable with Nokia's central office equipment which were not available during fiscal year 1999. These increases were partially offset by decreased sales of our ISDN Internet routers in the United States as demand for DSL products increased.

 . Web platform revenue increased primarily due to increased license sales of our eSite and eStore products as a result of increased spending by ".com" customers who were attempting to establish their businesses.

   Historically, we have sold our products primarily to CLECs, distributors, ILECs, ISPs and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in such period, along with such data expressed as a percentage of total revenues as well as the change from the prior year:

                                                  Increase (Decrease)
                         September 30,              From Prior Year
               ---------------------------------  ------------------
                  2001        2000        1999      2001       2000
               ----------  ----------  ---------  ----        ----
                        ($ in thousands)
Covad [a]..... $12,565 16% $14,812 16% $   -- --% (15%)        --%
Ingram Micro..   8,380 11%   6,162  7%  4,349 10%  36%         42%
Rhythms [b]...   8,204 11%   5,181  6%    751  2%  58%        590%
Northpoint [c]   2,415  3%  10,608 12%  2,469  6% (77%)       330%

--------
[a] Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. On November 13, 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad announced on December 13, 2001 that it received approval of its reorganization plan from the Bankruptcy Court, and that it expects to emerge from bankruptcy around December 20, 2001. The SBC funding would take place at that time, subject to normal closing conditions. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003.

[b] Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to Worldcom in December 2001.

[c] Northpoint ceased operations during March 2001.

   No other customers for fiscal years 2001, 2000 and 1999 accounted for 10% or more of our total revenues. For fiscal year 2001, there were three customers who each individually represented at least 5% of our revenues and in the aggregate, accounted for 38% of our total revenues. For fiscal year 2000, there were five customers who each individually represented at least 5% of our total revenues and in aggregate, accounted for 46% of our total revenues. For fiscal year 1999, there were two customers who each individually represented at least 5% of our total revenues and in aggregate accounted for 15% of our total revenues.

   The following table sets forth for the periods indicated, revenues by region in such period along with such data expressed as a percentage of total revenues as well as the change from the prior year:

                                                                          Increase (Decrease)
                                               September 30,                From Prior Year
                                   -------------------------------------  ------------------
                                       2001         2000         1999       2001       2000
                                   -----------  -----------  -----------  ----        ----
                                              ($ in thousands)
Europe............................ $ 9,378  12% $13,558  15% $ 9,820  22% (31%)        38%
Canada............................   1,168   2%   1,689   2%   1,222   3% (31%)        38%
Asia Pacific and other............   1,030   1%   1,215   1%   1,164   3% (15%)         4%
                                   ------- ---  ------- ---  ------- ---  ---         ---
   Subtotal international revenue.  11,576  15%  16,462  18%  12,206  28% (30%)        35%
United States.....................  65,742  85%  73,744  82%  31,945  72% (11%)       131%
                                   ------- ---  ------- ---  ------- ---  ---         ---
       Total revenues............. $77,318 100% $90,206 100% $44,151 100% (14%)       104%
                                   ======= ===  ======= ===  ======= ===  ===         ===

   International revenues decreased for fiscal year 2001 from fiscal year 2000 primarily due to decreased sales of our ISDN routers in Europe primarily as a result of growing demand for DSL Internet services that are replacing the use of ISDN Internet services in the European markets in which we distribute our broadband Internet equipment products as well as decreased sales of our Web platform products. These decreases were partially offset by increased sales of our DSL routers in Europe. International revenues increased for fiscal year 2000 from fiscal year 1999 primarily due to increased sales of our DSL routers. Although international revenues have been decreasing as a percentage of revenue for the past two fiscal years, a substantial portion of our revenues are derived from sales to international customers, and, we expect sales to international customers to increase in absolute dollars in future quarters.

   Beginning in our fiscal third quarter of 2000, sales of our broadband Internet equipment products to most international customers located in countries that are members of the European Union have been denominated in Euros, and revenues generated by our international customers are paid to us in Euros. Historically our international revenues had been denominated in United States dollars, and revenues generated by our international customers were paid to us in United States dollars. Foreign currency and exchange rate fluctuations may make our dollar-denominated products more expensive in those foreign markets where we sell our products in United States dollars or could expose us to currency rate fluctuation risks to the extent we do not adequately hedge these foreign currency sales.

Cost of Revenues

   Cost of revenues consist primarily of material costs related to our contract manufacturing organization and manufacturing variances. Total cost of revenues decreased for fiscal year 2001 from fiscal year 2000 primarily as a result of declining sales of our broadband Internet equipment products, reduced manufacturing variances as well as our ability to obtain cost reductions from our contract manufacturers. Our total gross margin increased to 48% for fiscal year 2001 from 47% for fiscal year 2000. Broadband Internet equipment gross margin increased to 33% for fiscal year 2001 from 29% for fiscal year 2000. Broadband Internet equipment gross margins were adversely affected in fiscal year 2000 due to a $1.1 million inventory charge we recorded in fiscal year 2000 related to the discontinuation of certain non-DSL products (excluding this charge, broadband Internet equipment gross margins in fiscal year 2000 were 31%). Web platform gross margin decreased to 96% for fiscal year 2001 from 97% for fiscal year 2000. Excluding the charge we recorded in fiscal year 2000, broadband Internet equipment gross margins increased to 33% for fiscal year 2001 from 31% for fiscal year 2000 primarily due to our ability to obtain cost reductions from our contract manufacturers who build our products. This improvement in broadband Internet equipment gross margin was partially offset by declining average selling prices of our broadband Internet equipment worldwide as a result of price competition and pricing strategies as we enter new markets and channels. Web platform gross margin decreased year over year primarily due to reduced volume license sales of our Web platform products and increased costs related to supporting our hosting of eSite and eStore products.

   Total cost of revenues increased for fiscal year 2000 from fiscal year 1999 primarily as a result of increased sales of our broadband Internet equipment products, particularly our DSL routers, increased costs of flash memory chips, capacitors and other components used in our DSL routers, as well as increased manufacturing variances. Our manufacturing variances increased primarily as a result of an inventory charge of $1.1 million related to the discontinuation of certain non-DSL products. Our total gross margin decreased to 47% for fiscal year 2000 from 63% for fiscal year 1999. Broadband Internet equipment gross margin decreased to 29% in fiscal year 2000 from 36% for fiscal year 1999. Web platform gross margin remained unchanged at 97% for fiscal years 2000 and 1999. Total gross margin decreased year over year primarily due to the increased sales of our broadband Internet equipment products which carry a lower gross margin than our software products. Broadband Internet equipment gross margin decreased year over year primarily due to:

 . Declining average selling prices of our broadband Internet equipment as a result of price competition;

 . Increased costs of flash memory chips, capacitors and other components used in our DSL routers; and

  . An inventory charge of $1.1 million taken related to the discontinuation of certain non-DSL products.

   We expect to face pricing pressures related to our broadband Internet equipment products, particularly related to our ADSL routers in the ILEC channel. Currently, our ADSL routers and the ADSL router products we acquired in connection with the Cayman acquisition, carry a lower gross margin than our other broadband Internet equipment products. To the extent the portion of revenue derived from ILEC customers increases, we expect that our gross margins would decrease.

Research and Development

   Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses increased for fiscal year 2001 from fiscal year 2000 primarily due to:

 . Increased development expenses and use of third party contractors primarily related to development of new DSL IAD and router products;

 . Increased telecom, facility and overhead costs; and

 . Increased employee related expenses.

   Research and development expenses increased for fiscal year 2000 from fiscal year 1999 primarily due to:

 . Increased headcount and employee related expenses related to our broadband
            Internet equipment and Web platform products in connection with our acquisitions of StarNet in October 1999 and WebOrder in March 2000; and

 . Increased development expenses related to the DSL IAD technology acquired in connection with the StarNet acquisition and Web platform products acquired in connection with the WebOrder acquisition.

   We expect to continue to devote substantial resources to product and technological development. We expect research and development costs will increase in absolute dollars in fiscal 2002 primarily as a result of the

Cayman acquisition and the integration of the people, products and operations acquired into our research and development organization. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during fiscal year 2001, the Company capitalized $1.1 million and during each of fiscal years 2000 and 1999, the Company capitalized $0.7 million of product development costs incurred subsequent to delivery of a working model, under a development agreement with a third party.

Selling and Marketing

   Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses increased for fiscal year 2001 from 2000 primarily due to increased headcount and employee related expenses as a result of our efforts to expand the number of channels through which we sell our products. These increases were partially offset by reduced advertising and promotional expenses.

   Selling and marketing expenses increased for fiscal year 2000 from fiscal year 1999 primarily due to increased hiring of additional selling, marketing and customer support personnel and their related expenses, including commissions and travel and entertainment, related to developing the sales and marketing channels through which we sell our product.

   We expect selling and marketing costs will increase in absolute dollars in fiscal 2002 primarily as a result of the Cayman acquisition and the integration of the people, products and operations acquired into our sales and marketing organization.

General and Administrative

   General and administrative expenses consist primarily of employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. General and administrative expenses increased for fiscal year 2001 from fiscal year 2000 primarily due to incremental provisions for doubtful accounts for outstanding accounts receivable owed by our CLEC customers who filed voluntary petitions under the Bankruptcy Act and many of which ceased operations during our fiscal year 2001 as well as increased employee related expenses and insurance costs. Our incremental provisions for doubtful accounts increased $1.0 million to $2.9 million for fiscal year 2001 from $1.9 million for fiscal year 2000.

   General and administrative expenses increased for fiscal year 2000 from fiscal year 1999 primarily due to recording an incremental provision for doubtful accounts for outstanding accounts receivable owed by Jato Communications, Inc. (Jato), a CLEC customer that ceased operations and transferred its assets to secured creditors; increased occupancy costs related to our Alameda facility, including increased telecom expenses; and increased headcount and other employee related expenses including employee recruitment costs.

   During fiscal year 2001, we recorded $2.9 million in incremental provisions for doubtful accounts, of which approximately $1.7 million was related to the outstanding accounts receivable of Northpoint.

   During fiscal year 2000, we recorded $1.9 million in incremental provisions for doubtful accounts related to the outstanding accounts receivable of Jato.

Acquired in-process Research and Development

   Acquired in process research and development represents research and development assets acquired in connection with our acquisitions of WebOrder, StarNet, Serus and netOctopus that were not technologically feasible at the time of acquisition and had no alternative future use, and as such were expensed at the time of the transaction.

   For fiscal year 2000, we allocated a charge of approximately $3.0 million of the purchase price of WebOrder and approximately $5.7 million of the purchase price of StarNet to acquired in-process research and development. For fiscal year 1999, we allocated a charge of approximately $3.9 million of the purchase price of Serus and approximately $0.4 million of the purchase price of netOctopus to acquired in-process research and development. Each of the amounts we allocated to acquired in-process research and development in connection with these acquisitions were based upon an independent third party valuation analysis. (See Note 2 of Notes to Consolidated Financial Statements.)

   In connection with our acquisition of Cayman in October 2001, during our fiscal first quarter of 2002, we have allocated to acquired in-process research and development approximately $2.2 million of the purchase price of Cayman. This amount is based upon an independent third party valuation analysis and will have an adverse affect upon our profitability during the fiscal first quarter and fiscal year 2002. (See Note 2 of Notes to Consolidated Financial Statements.)

Amortization of Goodwill and Other Intangible Assets

   Amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet, Serus and netOctopus. (See
Note 2 of Notes to Consolidated Financial Statements.)

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement:

 . Establishes a new accounting standard for goodwill acquired singly, as part of a group, or in a business combination. SFAS No. 142 continues to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets.

 . Establishes a new method of testing goodwill for impairment. It requires that goodwill be separately tested for impairment using a fair-value-basis approach. Goodwill should be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity.

 . Requires that goodwill of a reporting unit would be tested for impairment on a regular basis and appropriate charges be recorded if found to be impaired.

   We will adopt the provisions of SFAS No. 142 on October 1, 2001, and as such, will no longer amortize the amounts allocated to goodwill and other intangible assets with undeterminable lives related to our acquisitions of WebOrder, StarNet, Serus and netOctopus, nor will we amortize the amounts allocated to goodwill and other intangible assets with undeterminable lives related to our acquisition of Cayman.

Impairment of Goodwill and Other Intangible Assets

   Represents the impairment of goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. As provided under SFAS No. 121, given the slower than anticipated growth in the market for IAD products (the technology for which we acquired from StarNet) and the uncertainties in the ".com" market to which we marketed and licensed certain of our Web platform products (including technology which we acquired from WebOrder and Serus) in addition to the slower than anticipated revenue growth in the market for such products, we determined the net carrying value of the goodwill and other intangible assets related to these acquisitions will not be fully recovered. Accordingly, we recorded a charge of $16.4 million based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to these acquisitions. We will adopt the provisions of SFAS No. 142 on October 1, 2001, and as such, we will test the remaining net book value of the goodwill and other intangible assets on a regular basis and will record the appropriate charges if such assets are found to be impaired. (See Note 2 of Notes to Consolidated Financial Statements.)

Restructuring Costs

   Restructuring costs consist primarily of employee severance benefits and the costs to exit certain of our business activities and closure of a facility. (See Note 11 of Notes to Consolidated Financial Statements.)

   In connection with our acquisition of Cayman in October 2001, during our fiscal first quarter of 2002 we will record an additional charge of approximately $0.4 million for restructuring costs primarily related to employee severance benefits for employees that were not retained after the integration of Cayman's operations.

Terminated Merger Costs

   We recorded this non-recurring charge for costs incurred in connection with the terminated merger between our company and Proxim. This charge consists primarily of accounting and legal advisory services, initiation of joint marketing and research and development expenses in anticipation of the merger that we had undertaken at the direction of Proxim, certain shared merger costs, and other related costs. (See Note 12 of Notes to Consolidated Financial Statements.)

Other Income, Net

   Other income, net primarily consists of interest income we earn on our cash, cash equivalents and short-term investments in addition to both realized and unrealized gains and losses on foreign currency transactions as well as losses on impaired securities that we deem other than temporary. Other income, net decreased for fiscal year 2001 from fiscal year 2000 primarily due to our loss on impaired securities that we recorded to reflect the other than temporary decline in the value of our investment in Northpoint as well as our reduced cash, cash equivalents and short-term investments combined with a reduction in interest rates from the prior fiscal year.

   Other income, net increased for fiscal year 2000 from fiscal year 1999 primarily due to higher interest rates we earned on our cash balances as well as net foreign currency gains on our foreign currency denominated accounts receivable and related hedge contracts.

Provision for Income Taxes

   We have not recorded an income tax benefit for fiscal years 2001, 2000 and 1999 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our outlook for fiscal year 2002 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in an income tax benefit.

Cumulative Effect From Adoption of SAB 101

   In December 1999, the United States Securities and Exchange Commission (SEC) issued SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 in our fiscal first quarter of 2001 and recorded this charge to our condensed consolidated statement of operations and recorded a $1.6 million increase in deferred revenue to our consolidated balance sheet.

Discontinued Operations

   Represents the gain on sale of our sale of the Farallon LAN Division (the LAN Division), which we sold in August 1998. For fiscal year 2001, the gain on sale of discontinued operation is primarily related to accounts receivable that were collected above amounts agreed upon in the sale transaction. For fiscal year 2000, the gain on sale of discontinued operation primarily consists of:
$1.3 million for Farallon's buy-out of its royalty obligation for an amount in excess of the receivable on our balance sheet; the reversal of a $1.2 million liability we recorded for the excess space created at our Alameda, California facility, in connection with the sale of the LAN Division, that we believed could not be subleased to third parties; and the exercise and sale of our warrant in Farallon that we received as consideration for the sale in August 1998. (See Note 3 of Notes to Consolidated Financial Statements.)

Liquidity and Capital Resources

   We have funded our operations to date primarily through the public offerings of our Common Stock. As of September 30, 2001, our principle source of liquidity included cash and cash equivalents of $35.7 million and short-term investments of $13.3 million. We currently do not have a line of credit facility. In connection with our acquisition of Cayman in October 2001, we used approximately $15.1 million of cash. As a result, our cash and cash equivalents balance at December 31, 2001 will be less than the balance at September 30, 2001.

Operating Activities

   Our operating activities used $5.8 million of cash for fiscal year 2001. This use of cash was primarily due to:

 . Funding the loss related to our regular operating activities;

 . Uncollected accounts receivable related to our write-offs of outstanding accounts receivable owed by certain of our CLEC customers who filed voluntary petitions under the Bankruptcy Act and many of which subsequently ceased operations during our fiscal year 2001;

 . Paying the expenses related to our terminated merger with Proxim;

 . Paying severance benefits in connection with the restructuring charge we recorded in our fiscal second quarter of 2001; and

 . Reducing our accounts payable and other liabilities.

   These uses were offset by increased collections of outstanding accounts receivable and decreased inventory balances as well as non-cash expenses such as depreciation and amortization and charges for the impairment of goodwill and other intangible assets.

   Our operating activities provided $0.1 million of cash for fiscal year 2000 and used $8.4 million of cash for fiscal year 1999. Cash provided by operating activities for fiscal year 2000 was primarily due to increases in revenues, gross profits, accounts payable and accrued liabilities and decreases in deposits and other assets, partially offset by increases in operating expenses, accounts receivable and inventory levels. Cash used in fiscal 1999 was primarily due to supporting our operating activities as well as the increase in accounts receivable and inventory levels, and the reduction of accounts payable and accrued liabilities related to the sale of the LAN Division.

Investing Activities

   Our investing activities provided $1.7 million of cash for fiscal year 2001 primarily due to proceeds realized from the sale and maturity of short-term investments, partially offset by the purchase of such short-term investments, the purchase of capital equipment and our long-term investment equity investment in MegaPath.

   Our investing activities used $31.1 million of cash for fiscal year 2000 primarily due to purchases of short-term investments; our acquisitions of WebOrder and StarNet; our long-term equity investment in Everdream; and purchases of furniture, fixtures and equipment. The cash used in investing activities was partially offset by proceeds from the sale and maturity of short-term investments.

   Our investing activities provided $5.5 million of cash for fiscal year 1999 primarily due to proceeds from the sale and maturity of short-term investments partially offset by the purchase of short-term investments; our acquisitions of Serus and netOctopus; the purchase of furniture, fixtures and equipment; and our equity investment in Northpoint.

   During our fiscal first quarter of 2001, we purchased $2.0 million of Series D Preferred Stock in MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During our fiscal year 2000, MegaPath had purchased our broadband Internet equipment and licensed certain of our Web platform products. Although there is no public market for MegaPath's stock, we believe the market value of these shares is not less than $2.0 million as MegaPath has not needed to seek additional rounds of financing. As part of the purchase, we bear the economic risk of the investment indefinitely. There is no assurance that the purchased shares will be registered pursuant to the Securities Act, or that an exemption from registration would be available for any resale by us of these shares. Accordingly, we may not be able to transfer all or any portion of the shares in the amounts or at times we would propose.

   During our fiscal fourth quarter of 2000, we purchased $2.0 million of Series C Preferred Stock in Everdream. Everdream provides outsourced IT expertise, products and services that enable small and medium size businesses to focus on their core competencies. In April 2000, we entered into an agreement with Everdream to host a co-branded version of our eStore platform for Everdream's customers. Although there is no public market for Everdream's stock, we believe that the market value of these shares is not less than $2.0 million as Everdream is experiencing continued revenue growth and they have not needed to seek additional rounds of financing. As part of the purchase, we bear the economic risk of the investment indefinitely. There is no assurance that the purchased shares will be registered pursuant to the Securities Act, or that an exemption from registration would be available for any resale by us of these shares. Accordingly, we may not be able to transfer all or any portion of the shares in the amounts or at times we would propose.

Financing Activities

   Our financing activities provided $2.0 million, $7.5 million and $45.0 million of cash for the fiscal years 2001, 2000 and 1999, respectively. Cash provided by financing activities for fiscal years 2001 and 2000 is primarily related to the exercise of employee stock options and employees purchasing our stock through our Employee Stock Purchase Plan. Cash provided by financing activities for fiscal year 1999 is primarily related to the secondary public offering of our Common Stock.

   We believe that our existing cash, cash equivalents and short-term investments will be adequate to meet our cash needs for working capital and capital expenditures for the next twelve months. We may require substantial capital to finance our future growth and fund our ongoing research and development activities during fiscal 2002 and beyond. If we issue additional stock to raise capital, the percentage ownership in Netopia of our existing stockholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms we believe favorable.

   From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to obtain additional presence on the Internet or to support additional advertising and promotional campaigns. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet, in March 2000, we acquired WebOrder and in October 2001, we acquired Cayman. The success of these acquisitions depend upon our ability to retain the customers and employees acquired and timely and successfully develop, manufacture and gain market acceptance for the products acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to adequately address these risks and our business may be harmed.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in its fiscal first quarter of 2001 which did not have a material effect on its consolidated balance sheet or consolidated statement of operations.

   In December 1999, the SEC issued SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in its fiscal first quarter of 2001 resulting in a $1.6 million charge to its consolidated statement of operations and a $1.6 million increase in deferred revenue to its consolidated balance sheet.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company adopted the provisions of SFAS No. 141 commencing July 1, 2001. To date, the Company has accounted for all of its business combinations as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination will no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt SFAS No. 142 on October 1, 2001. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill will continue through September 30, 2001, but will cease commencing October 1, 2001. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142 on October 1, 2001, the Company is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by September 30, 2002.

Risk Factors

   In addition to other information in this Form 10-K, the following risk factors should be considered carefully in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other filings with the SEC, actual results could differ materially from those projected in any forward-looking statements.

Substantial sales of our broadband Internet equipment will not occur unless telecommunications carriers initiate substantial deployment of DSL services.

   The success of our broadband Internet equipment depends upon whether telecommunications carriers deploy DSL and other broadband technologies and upon the timing of the deployment of such technologies. Factors that will impact such deployment include:

    . A prolonged approval process by service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

    . The development of a viable business model for DSL and other broadband services, including the capability to market, sell, install and maintain DSL and other broadband services;

    .  The ability of our CLEC customers to obtain required capital resources;

    . Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider's central office;

    . Lack of compatibility of DSL equipment that is supplied by different manufacturers;

    .  Evolving industry standards for DSL and other broadband technologies; and

    .  Government regulation.

   Demand for DSL services has exceeded the ability of telecommunications carriers and ISPs to deploy services in a timely manner and to provide satisfactory customer service. We offer to carriers and service provider customers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated services that will justify higher recurring revenues from end users. These features include dial backup, VPN, voice over DSL and eSite or eStore hosting. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted. If telecommunications carriers do not expand their deployment of DSL and other broadband services, or if additional telecommunications carriers do not offer DSL and other broadband services on a timely basis, then our business, financial condition and results of operations will be seriously harmed.

We expect our revenues to become increasingly dependent on our ability to sell our broadband gateway products to ILECs, and we may incur losses if we cannot continue to successfully market and sell our products through ILEC channels.

   ILECs have been aggressively marketing DSL services principally focusing on residential services. Historically, we have not sold meaningful quantities of our broadband Internet equipment to ILECs in the United States. As a result of our acquisition of Cayman, we have expanded the channels through which we sell our products to include ILEC customers, such as SBC and BellSouth and Comcast, a cable provider, and have committed resources that are focused on expanding our presence in the ILEC channel both domestically and internationally in response to changing market conditions. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, a long-term contract cycle and intense price pressures. ILECs currently obtain equipment from our competitors, such as Siemens (Efficient Networks and its FlowPoint product line), ZyXEL and 2Wire, who have proven to be strong competitors. There is no guarantee we will be successful in retaining the customers acquired in connection with our acquisition of Cayman or our ability to successfully expand our presence in the ILEC market. If we fail to retain the customers acquired in connection with our acquisition of Cayman or fail to successfully penetrate the ILEC market for our products and services, our business may be materially and adversely affected.

The DSL market, and the channel through which we historically have sold our DSL products, has experienced significant business difficulties during the past year, which have negatively affected our business and operating results.

   Prior to our acquisition of Cayman in October 2001, our most significant customers have been CLECs and ISPs. Since the middle of calendar year 2000, CLECs have experienced significant business difficulties due to an inability to obtain financing to continue to build out their networks. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our Common Stock. During the last twelve months, four of our CLEC customers, Covad, Rhythms, Northpoint, and Jato, have demonstrated the following market difficulties:

    . Covad, our largest customer in fiscal year 2001, has reduced its breadth of network build-out and significantly scaled back its operations. In addition, Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. On November 13, 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad announced on December 13, 2001 that it received approval of its reorganization plan from the Bankruptcy Court, and that it expects to emerge from bankruptcy around December 20, 2001. The SBC funding would take place at that time, subject to normal closing conditions. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003;

    . Rhythms announced in January 2001 its intention to reduce the number of markets in which it offers services and significantly scaled back its operations. In addition, Rhythms filed a voluntary petition under the Bankruptcy Act in August 2001, and ceased normal operations during September 2001. In December 2001, WorldCom purchased Rhythms' key DSL assets. As a result, WorldCom will be able to deliver uninterrupted service to existing Rhythms customers served by the portion of the network that WorldCom is acquiring. However, there is no certainty that WorldCom will continue to purchase our equipment for deployment on the Rhythms network;

    . Northpoint voluntarily filed for protection under the Bankruptcy Act in January 2001 and subsequently ceased operations during March 2001; and

    . Jato ceased operations in December 2000 and voluntarily transferred its assets to its secured creditors.

   Like the CLECs, ISPs also have struggled in the past year. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, the lack of differentiation has led to significant erosion in the prices charged to customers. Many of our ISP customers such as Mpower Communications, Inc. (Mpower), PSINet, Inc. (PSINet), Onsite Access and Business Telecommunications, have all experienced business difficulties and some have filed for bankruptcy or ceased operations. PSINet, which had been one of our key ISP customers for the past three years, filed a voluntary petition under the Bankruptcy Act in June 2001, and most of its Canadian subsidiaries filed for protection under similar Canadian statutes. The pricing pressure for ISPs continues to date, and, accordingly, sales of our products to ISPs remain difficult. The financing market for CLECs and ISPs has remained difficult and has been largely closed in calendar year 2001, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable.

If we are unable to retain the customers and/or employees and complete the projects acquired in connection with our acquisition of Cayman, our business would be seriously harmed.

   We have attempted to expand the channels through which and markets to which we sell our products through our acquisition of Cayman, a privately held developer and supplier of business class broadband gateways consisting primarily of ADSL and cable Ethernet routers. Previously, we had focused on serving the small and medium size business market primarily through the CLEC channels through which we have historically derived a substantial portion of our revenue. The Cayman acquisition expanded our customer base to include Cayman's existing base of ILEC customers, such as SBC and BellSouth, and Comcast, a leading cable provider. If we are unable to retain the customers and/or employees acquired, maintain the quality of the products we acquired and timely and successfully develop, manufacture and gain market acceptance of the products which were under development at the time of the acquisition our business will be seriously harmed. The Cayman acquisition has involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business and significant expenses and write-offs. Incremental acquisition related charges including in-process research and development will adversely impact our profitability. Additionally, we may have to record additional acquisition related charges, including the impairment of goodwill, which would adversely impact our profitability. (See Note 2 of Notes to Consolidated Financial Statements.)

The loss of, or decline in, purchases by one or more of our key distributors or customers would result in a significant decline in our revenues.

   Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. For fiscal year 2001, our top three customers who each individually represented at least 5% of our total revenues, accounted for approximately 38% of our total revenues. In this period, sales to Covad, Ingram Micro and Rhythms represented approximately 16%, 11% and 11%, respectively, of our total revenues. Covad has incurred operating losses and negative cash flows as it establishes its network and operations. Accordingly, Covad is dependent on continued access to new sources of capital. As a result, Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. On November 13, 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad announced on December 13, 2001 that it received approval of its reorganization plan from the Bankruptcy Court, and that it expects to emerge from bankruptcy around December 20, 2001. The SBC funding would take place at that time, subject to normal closing conditions. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003. To the extent Covad is unable to emerge successfully from the bankruptcy proceedings and close its funding agreements with SBC, our revenues and profitability may be materially and adversely affected. Additionally, Rhythms, which had been an important customer, filed a voluntary petition under the Bankruptcy Act in August 2001, and ceased normal operations during September 2001. In December 2001, WorldCom purchased Rhythms' key DSL assets. As a result, WorldCom will be able to deliver uninterrupted service to existing Rhythms customers served by the portion of the network that WorldCom is acquiring. However, there is no certainty that WorldCom will continue to purchase our equipment for deployment on the Rhythms network.

We have a history of losses and negative cash flow from operations. We may incur losses and negative cash flow from operations in the future.

   Our failure to significantly increase our revenues or sufficiently reduce our operating expenses will result in continuing losses. We incurred losses from continuing operations of $41.7 million, $17.6 million and $7.9 million for fiscal years 2001, 2000 and 1999, respectively. Our operations have used $5.8 million of cash for fiscal year 2001, provided $0.1 million of cash for fiscal year 2000 and used $8.4 million of cash for fiscal 1999. Even if we reach profitability and maintain positive cash flow from operations, we may not be able to sustain or increase profitability or cash flow from operations on a quarterly or annual basis.

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

   It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. In such event, the market price of our Common Stock may decline significantly. Variations in our operating results will likely be caused by factors related to the operation of our business, including:

    . Variations in the timing and size of orders for our broadband Internet equipment products;

    . Decreases or delays in purchases by significant customers, or loss of customers such as Covad, Ingram Micro, SBC, BellSouth or Comcast;

    . Increased price competition for our broadband Internet equipment products;

    . Our ability to license, and the timing of licenses, of our Web platform products;

    . The growth rate in the number of eSites and eStores that are built using our Web platform products from which we derive revenues;

    . The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband Internet equipment products as a percentage of our total revenues and increased sales of lower margin ADSL products within our family of broadband Internet equipment products.

    . Shifts in the channel fulfilling demand from small, medium and distributed enterprises for DSL services to entities with whom we do not have historical relationships;

    .  The price and availability of chip sets for our DSL routers and IADs;

    . The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements; and

    .  Our ability to attract and retain key personnel.

   These variations may also be caused by factors related to the development of the market for broadband Internet equipment, the market for our Web platform products and the competition we face in these markets, including:

    .  The ability of CLECs to obtain required capital resources;

    . The timing, rate and ability of telecommunications service providers to deploy DSL and other broadband services;

    . Anticipated price and promotion competition in the market for broadband Internet equipment and Web platform products;

    . The level of market penetration of our broadband Internet equipment and Web platform products relative to those of our competitors;

    . The timing and rate of deployment of alternative high-speed data transmission technologies, such as cable and high-speed wireless data transmission; and

    . Anticipated increases in competition among producers of eCommerce products, including the impact of products that are available from some of our competitors at no cost.

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

   In the market for broadband Internet equipment, we primarily compete with Cisco, Siemens (Efficient Networks and its FlowPoint product line), Lucent, Linksys, 2Wire, Polycom (in the IAD market), and ZyXEL.

   In the market for our Web platform products, we primarily compete with Trellix, Web Site Pros, Big Step, Nextron, Computer Associates, Intel, Microsoft, Vector Networks, Stac Software, Symantec, and Tivoli Systems (IBM). We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for our Timbuktu Pro product.

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

Our limited operating history in broadband gateways makes it difficult to evaluate our prospects.

   Our broadband Internet equipment products are relatively new. These products are at an early stage of development in a relatively new, rapidly evolving and intensely competitive market. We may not correctly anticipate market requirements, including requirements for performance, price, features and compatibility with other broadband equipment. We may not be able to rapidly introduce innovative new products that meet these market requirements. It is possible that the market for broadband Internet equipment products will develop in a manner that we do not anticipate. Our competitors have already introduced broadband products, some of which may compete effectively against our broadband Internet equipment products. Such developments could render our broadband Internet equipment products obsolete.

Sales of our DSL Internet equipment will decline substantially if central office DSL equipment is not widely deployed.

   We currently depend on the central office equipment of telecommunications carriers that are deploying DSL services. Historically, substantially all of our sales of DSL routers have been designed, manufactured and sold for use with DSL central office equipment manufactured by Copper Mountain and Nokia. We have introduced DSL routers that are interoperable with Alcatel, Cisco, Ericsson, Lucent, Nortel, Orckit, Paradyne, Siemens, and Zhone central office access concentrators. If DSL central office equipment with which our routers are interoperable are not widely used in DSL deployments, our business will be seriously harmed.

The market for integrated voice and data products and combined services may not grow as anticipated.

   We have released a new line of IADs designed to allow for voice and data services over a single DSL line. Our future growth is substantially dependent on the widespread deployment of these integrated voice and data products for combined voice and data services. To date, service providers, including ILECs and CLECs, have not deployed such combined services broadly and the market has grown more slowly than anticipated. Unless such products and services are broadly deployed, our integrated voice and data products and combined services may not have a meaningful commercial impact, which could result in significant variations in our future operating results.

Other technologies for the broadband gateway market compete with DSL services.

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

   All of our DSL routers rely on special semiconductor chips that we purchase from a limited number of suppliers. We do not have volume purchase contracts with any of our suppliers and they could cease selling us these semiconductor chips at any time. If we are unable to timely obtain a sufficient quantity of these semiconductor chips from any of our suppliers, for any reason, sales of our DSL routers could be delayed or halted. Further, we could also be forced to redesign our DSL routers and qualify new suppliers of semiconductor chip sets. The resulting stoppage or delay in selling our products and the expense of redesigning our DSL routers would seriously harm our reputation and business.

Substantially all of our circuit boards are manufactured by a limited number of contract manufacturers.

   Substantially all of our broadband Internet equipment includes circuit boards that are manufactured by a limited number of contract manufacturers. Additionally, certain of our broadband Internet equipment products are assembled and packaged by these contract manufacturers. If supplies of circuit boards or broadband Internet equipment products from these contract manufacturers are interrupted for any reason, we will incur significant losses until we can arrange for alternative sources. Any such interruption may seriously harm our reputation and business.

We may be unable to obtain components for our broadband Internet equipment from independent contractors and specialized suppliers.

   We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our broadband Internet equipment relies on components that are supplied by independent contractors and specialized suppliers. We generally do not have guaranteed supply arrangements with these third parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient components for our broadband Internet equipment also depends on our ability to accurately forecast our future requirements. If we are unable to timely obtain a sufficient quantity of components from independent contractors or specialized suppliers for any reason, sales of our broadband Internet equipment could be delayed or halted. In addition, we may be required to pay premiums for components purchased from other vendors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our broadband Internet equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our broadband Internet equipment would seriously harm our reputation and business. In addition, we anticipate that it will be necessary for us to establish relationships with additional component suppliers in the future. If we are unsuccessful in establishing these relationships, we may not be able to obtain sufficient components in some future period.

We need to develop, introduce and market new and enhanced products in a timely manner to remain competitive.

   We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, reliability and compatibility. We will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our DSL products. Currently, our router products are fully integrated with Copper Mountain central office access concentrators and are interoperable with Alcatel, Cisco, Ericsson, Lucent Technologies, Nortel, Nokia, Orckit, Paradyne, Siemens, and Zhone central office access concentrators. However, we may not be able to successfully develop, introduce, enhance or market these or other products necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

   Many of our broadband Internet equipment products are relatively new. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a relatively new, rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, including requirements for performance, price, features and compatibility with other DSL equipment. We may not be able to introduce rapidly innovative new products that meet these market requirements. It is possible that the market for broadband Internet equipment will develop in a manner that we do not anticipate.

We may engage in acquisitions or divestitures that involve numerous risks, including the use of cash and the diversion of management attention.

   In the past, we have engaged in both acquisitions and divestitures. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet, in March 2000, we acquired WebOrder, and in October 2001, we acquired Cayman. We also entered into an agreement and plan of reorganization in January 2001 under which we agreed to be acquired by Proxim. This agreement was mutually terminated in March 2001. In addition, in August 1998, we sold our LAN Division. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. In September 2001, for example, we recorded a $16.4 million charge for impairment of goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. Incremental acquisition related charges including in-process research and development and amortization of goodwill and other intangibles or divestitures of profitable technologies or products could adversely impact our profitability. The success of these acquisitions depends upon our ability to retain the customers and employees and timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

Our revenues will not grow and we may incur losses if we cannot successfully introduce, market and sell our Web platform products.

   The majority of our Web platform revenues are derived from the sale of Timbuktu Pro. We anticipate that the market for Timbuktu Pro will grow more slowly than the market for our other Web platform products and services. In addition, we rely on licensees of our Web platform to promote the use of our Web platform for building eSites and eStores. The extent and nature of the promotions by licensees of our Web platform are outside of our control. If licensees of our Web platform do not successfully promote our Web platform, we will not generate recurring revenues from royalties on eSites and eStores promoted by licensees of our Web platform.

To be successful, use of our Web platform must become widespread, and this will require us to expand our sales and distribution channels, which we may be unable to do.

   Growth in revenues from our Web platform will be heavily dependent on recurring fees from eSites and eStores created by licensees. Accordingly, to be successful, our Web platform must become widely used. If we are unable to expand our sales and distribution channels to establish the widespread use of our Web platform, it is possible that competing products could become widely used, reducing the likelihood that we will generate significant revenues from our Web platform. In addition, some companies are offering Web presence and enhancement products at no cost. In some instances, we believe these companies are not charging for such products and services. If such free products and services become widely used, the market for our Web platform products will be limited.

If hosting services for our Web platform perform poorly, our reputation will be damaged and we could be sued.

   We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance eSite and eStore hosting services for our customers. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with whom we contract to maintain our servers, hardware and software, could lead to interruption or deterioration of our eSite and eStore hosting services. Additionally, a slowdown or failure of our systems due to an increase in the use of the eSites and eStores we currently host, or due to damage or destruction of our systems for any reason, or the possibility of rolling blackouts could also lead to interruption or deterioration of our eSite and eStore hosting services. If there is an interruption or a deterioration of our eSite and eStore hosting services, our reputation would be seriously harmed and, consequently, sales of our products and services would decrease. If such circumstances do arise in some future period, in order to retain current customers and attract new customers, we may have to provide our eSite and eStore hosting services at a subsidized price or even at no cost. In addition, if our eSite and eStore hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers.

We may experience declining gross margins due to price competition and an increase in sales of lower margin broadband Internet equipment as a percentage of our total revenue.

   We expect that sales of our broadband Internet equipment may account for a larger percentage of our total revenues in future periods. Because these products are generally sold at lower gross margins than our Web platform products, this will likely result in a decrease in our overall gross margins. Further, we expect that the market for broadband Internet equipment, in particular DSL products, will become increasingly competitive and that we will be forced to lower the prices we charge for our broadband Internet equipment in the future. As the average selling price of our routers declines, our gross margins related to such products, as well as our overall gross margins, are likely to decline.

We derive a substantial portion of the recurring revenues from our Web platform products from a small number of large customers.

   We derive a substantial portion of the recurring revenues from our Web platform products from a small dumber of large customers. If these customers were to choose a competitive platform or are unable to market the platform successfully to their customers, this could lead to reduced revenues and adversely impact our results.

Our Web platform products have a lengthy sales cycle.

   We derive a substantial portion of our Web platform revenue from a small number of customers, and the sales cycle for licenses of Web platform products may be long. Licenses of Web platform products are typically closed in the final weeks of the quarter and the timing of these licenses may cause our quarterly results to vary. Our inability to obtain customer commitments or delays in such commitments due to the lengthy sales cycles would reduce our revenues and adversely impact our results.

A substantial portion of our revenues are derived from sales to international customers.

   A substantial portion of our revenues is derived from sales to European and other international customers. We expect sales to international customers to continue to comprise a significant portion of our revenues. In the past, our international sales have typically been denominated in United States dollars. Beginning in our fiscal third quarter of 2000, sales of broadband Internet equipment products to our European customers who are members of the European Union have been denominated in the Euro. All other international sales will continue to be denominated in United States dollars. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers. This could lead to decreased profitability of our products and services.

In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not hedge sales denominated in the Euro.

We typically experience a seasonal reduction in revenues in the three months ended September 30.

   In the past, we have experienced a seasonal reduction in our revenues in the three months ended September 30, our fiscal fourth quarter, primarily due to European vacation schedules that typically result in reduced economic activity in Europe during such periods. We anticipate that this trend will continue.

Our success depends on retaining our current key personnel and attracting additional key personnel.

   Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer, Thomas Skoulis, our Senior Vice President and General Manager, Web Platforms and Michael Trupiano, our Senior Vice President and General Manager, Internet Equipment. None of these persons is bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

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

   We provide end users of our products with a two-year limited warranty on our broadband Internet equipment and a 90-day limited warranty on single-user versions of our Timbuktu Pro software. We permit end users to return our broadband Internet equipment and Timbuktu Pro for replacements or for refund of the full purchase price if the products do not perform as warranted. Our other Web platform products are provided on an "as is" basis, and we generally do not offer a warranty on this product. End users of our eSites and eStores generally can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

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

   Our industry and industries on which our business depends may be affected by changes in tariffs and regulations. For example, we depend on telecommunications service providers for sales of our broadband gateway products, and companies in the telecommunications industry must comply with numerous regulations and pay numerous tariffs. If our industry or industries on which we depend become subject to increases in tariffs and regulations that lead to corresponding increases in the cost of doing our business or doing business with us, our revenues could decline. For example, if a regulatory agency imposed restrictions on DSL service that were not also imposed on other forms of high-speed Internet access, our business could be harmed.

Business interruptions could adversely affect our business.

   Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay area and may be susceptible to the risk of earthquakes. If there is an earthquake in the region, our business could be seriously harmed. We do not have a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

    . Losses of major customers, major projects with major customers or the failure to complete significant licensing transactions;

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

   In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future, we may be a target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

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

Interest Rate Risk

   The table below presents the market value and related weighted-average interest rates for our investment portfolio at September 30, 2001 and 2000. All of our investments mature in twelve months or less.

                                                          September 30, 2001       September 30, 2000
-                                                      -----------------------  -----------------------
                                                                Fair   Average           Fair   Average
                                                        Cost   Market  Interest  Cost   Market  Interest
Principal (notional) amounts in United States dollars:  Basis  Value     Rate    Basis  Value     Rate
------------------------------------------------------ ------- ------- -------- ------- ------- --------
                                                            (in thousands)           (in thousands)
       Cash equivalents -fixed rate [a]............... $34,387 $34,482   3.31%  $37,620 $37,720   6.49%
       Short-term investments - fixed rate [b]........  13,112  13,219   3.67%   21,532  21,841   6.51%
                                                       ------- -------          ------- -------
                                                       $47,499 $47,701          $59,152 $59,561
                                                       ======= =======          ======= =======

--------
[a] Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.

[b] Short-term investments represent the portion of our investment portfolio which mature in greater than or equal to 90 days.

   Our market interest rate risk relates primarily to changes in the United States short-term prime interest rate. These changes impact the price and yield of our short-term investments. We minimize this risk by following a policy of portfolio diversification.

Foreign Currency Exchange Risk

   The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at September 30, 2001 and 2000. These accounts receivable are valued at the United States/Euro exchange rate as of September 30, 2001. The carrying value approximates fair value at September 30, 2001 and 2000.

                                                             September 30, 2001 September 30, 2000
                                                             ------------------ ------------------
                                                             Carrying  Exchange Carrying  Exchange
   Principal (notional) amounts in United States dollars:     Amount     Rate    Amount     Rate
   ------------------------------------------------------    --------  -------- --------  --------
                                                               (in thousands)     (in thousands)
       Accounts receivable denominated in Euros.............  $1,321    0.9115   $2,007    0.8837

   The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at September 30, 2001 and 2000. The carrying value approximates fair value at September 30, 2001 and 2000.

                                                 September 30, 2001         September 30, 2000
                                             -------------------------- --------------------------
                                             Carrying  Spot  Settlement Carrying  Spot  Settlement
   Principal (notional) amounts in Euros:     Amount   Rate     Date     Amount   Rate     Date
   --------------------------------------    -------- ------ ---------- -------- ------ ----------
                                                   (in thousands)             (in thousands)
      Currency exchange forward                               October                    October
       contract # 1.........................   $407   0.8351    2001      $675   0.9107    2000
      Currency exchange forward                               November                   November
       contract # 2.........................   $134   0.8963    2001      $250   0.9122    2000

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

ITEM 8.  Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

   Our following consolidated financial statements are filed as part of this Report on Form 10-K:

                                                                                                        Page
                                                                                                        ----
Consolidated Financial Statements:
Independent Auditors' Report...........................................................................  51
Consolidated Balance Sheets at September 30, 2001 and 2000.............................................  52
Consolidated Statements of Operations for the fiscal years ended September 30, 2001, 2000 and 1999.....  53
Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 2001, 2000 and
  1999.................................................................................................  54
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2001, 2000 and 1999.....  55
Notes to Consolidated Financial Statements.............................................................  56
Financial Statement Schedule:
Valuation and Qualifying Accounts......................................................................  78

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netopia, Inc. and subsidiaries as of September 30, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

   As discussed in Note 1 to the consolidated financial statements, effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

                                          KPMG LLP

San Francisco, California
October 31, 2001

                        NETOPIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                          September 30,
                                                                                       ------------------
                                                                                         2001      2000
                                                                                       --------  --------
                                                                                         (in thousands)
                                       Assets
Current assets:
   Cash and cash equivalents.......................................................... $ 35,703  $ 37,839
   Short-term investments.............................................................   13,293    21,938
   Trade accounts receivable less allowance for doubtful accounts and returns of $641
     and $3,258, respectively.........................................................    9,550    15,646
   Inventories, net...................................................................    7,156    10,284
   Prepaid expenses and other current assets..........................................    1,634     2,341
                                                                                       --------  --------
       Total current assets...........................................................   67,336    88,048
Furniture, fixtures and equipment, net................................................    5,770     4,469
Intangible assets, net................................................................    2,758    31,016
Long-term investments.................................................................    4,000     2,493
Deposits and other assets.............................................................    2,848     2,347
                                                                                       --------  --------
                                                                                       $ 82,712  $128,373
                                                                                       ========  ========
                        Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................................................... $  4,713  $  8,547
   Accrued compensation...............................................................    2,148     2,756
   Accrued liabilities................................................................    1,116     1,332
   Deferred revenue...................................................................    2,589     2,215
   Other current liabilities..........................................................      177       906
                                                                                       --------  --------
       Total current liabilities......................................................   10,743    15,756
Long-term liabilities.................................................................      256       328
                                                                                       --------  --------
       Total liabilities..............................................................   10,999    16,084

Commitments and contingencies
Stockholders' equity:
   Common Stock: $0.001 par value, 50,000,000 shares authorized; 18,076,812 and
     17,587,615 shares issued and outstanding at September 30, 2001 and 2000,
     respectively.....................................................................       17        17
   Additional paid-in capital.........................................................  144,886   142,857
   Accumulated deficit................................................................  (73,190)  (30,079)
   Accumulated other comprehensive income (loss)......................................       --      (506)
                                                                                       --------  --------
       Total stockholders' equity.....................................................   71,713   112,289
                                                                                       --------  --------
                                                                                       $ 82,712  $128,373
                                                                                       ========  ========


         See accompanying notes to consolidated financial statements.

                        NETOPIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Fiscal years ended September 30,
                                                                                 -------------------------------
                                                                                    2001         2000      1999
                                                                                  --------     --------  -------
                                                                                    (in thousands, except for
                                                                                        per share amounts)
Revenues:
   Internet equipment........................................................... $ 58,861      $ 65,546  $24,460
   Web platform licenses and services...........................................   18,457        24,660   19,691
                                                                                  --------     --------  -------
       Total revenues...........................................................   77,318        90,206   44,151
Cost of revenues:
   Internet equipment...........................................................   39,165        46,582   15,597
   Web platform licenses and services...........................................      795           697      646
                                                                                  --------     --------  -------
       Total cost of revenues...................................................   39,960        47,279   16,243
                                                                                  --------     --------  -------
   Gross profit.................................................................   37,358        42,927   27,908
Operating expenses:
   Research and development.....................................................   13,836        13,324    9,211
   Selling and marketing........................................................   27,144        25,842   20,221
   General and administrative...................................................    7,528         6,554    3,654
   Acquired in-process research and development.................................       --         8,658    4,205
   Amortization of goodwill and other intangible assets.........................   11,984         9,746      543
   Impairment of goodwill and other intangible assets...........................   16,375            --       --
   Restructuring costs..........................................................    1,073            --       --
   Terminated merger costs......................................................    2,640            --       --
                                                                                  --------     --------  -------
       Total operating expenses.................................................   80,580        64,124   37,834
                                                                                  --------     --------  -------
   Operating loss...............................................................  (43,222)      (21,197)  (9,926)
Other income, net...............................................................    1,510         3,579    2,066
                                                                                  --------     --------  -------
   Loss from continuing operations before cumulative effect from adoption of Staff Accounting Bulletin (SAB) 101 and before gain on sale of
   discontinued operations, net of taxes........................................  (41,712)      (17,618)  (7,860)
Cumulative effect from adoption of SAB 101......................................   (1,555)           --       --
Gain on sale of discontinued operations, net of taxes...........................      156         2,481       --
                                                                                  --------     --------  -------
       Net loss................................................................. $(43,111)     $(15,137) $(7,860)
                                                                                  ========     ========  =======
Comprehensive loss:.............................................................
Net loss........................................................................ $(43,111)     $(15,137) $(7,860)
Other comprehensive income (loss)...............................................      506          (534)      28
                                                                                  --------     --------  -------
   Total comprehensive loss..................................................... $(42,605)     $(15,671) $(7,832)
                                                                                  ========     ========  =======
Per share data, continuing operations:
   Basic and diluted loss per share............................................. $  (2.33)     $  (1.05) $ (0.60)
                                                                                  ========     ========  =======
   Common shares used in the per share calculations.............................   17,902        16,830   13,092
                                                                                  ========     ========  =======
Per share data, net loss:.......................................................
   Basic and diluted net loss per share......................................... $  (2.41)     $  (0.90) $ (0.60)
                                                                                  ========     ========  =======
   Common shares used in the per share calculations.............................   17,902        16,830   13,092
                                                                                  ========     ========  =======

         See accompanying notes to consolidated financial statements.

                        NETOPIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                 Accumulated
                                     Common Stock    Additional     other                     Total
                                   -----------------  paid-in   comprehensive Accumulated stockholders'
                                     Shares   Amount  capital   income (loss)   deficit      equity
                                   ---------- ------ ---------- ------------- ----------- -------------
                                                   (in thousands, except share amounts)
Balances, September 30, 1998...... 11,953,908  $12    $ 51,871      $  --      $ (7,082)    $ 44,801
Exercise of stock options.........    626,013    1       2,834         --            --        2,835
Acceleration and extension of
  stock options...................         --   --         176         --            --          176
Issuance of Common Stock under
  secondary offering (net of share
  issuance costs of $3.0 million).  2,330,000    2      41,315         --            --       41,317
Net unrealized investment income..         --   --          --         28            --           28
Issuance of Common Stock for
  acquisitions....................    409,556   --       2,811         --            --        2,811
Issuance of Common Stock under
  Employee Stock Purchase Plan....    199,721   --         855         --            --          855
Issuance of non-employee stock
  options.........................         --   --         116         --            --          116
Net loss..........................         --   --          --         --        (7,860)      (7,860)
                                   ----------  ---    --------      -----      --------     --------
Balances, September 30, 1999...... 15,519,198   15      99,978         28       (14,942)      85,079
Exercise of stock options.........  1,203,369    1       5,794         --            --        5,795
Issuance of Common Stock under
  Employee Stock Purchase Plan....    130,306   --       1,738         --            --        1,738
Issuance of Common Stock for
  acquisitions....................    677,848    1      35,386         --            --       35,387
Exercise of stock warrants........     56,875   --          --         --            --           --
Costs related to issuance of
  Common Stock under secondary
  offering........................         --   --         (39)        --            --          (39)
Net unrealized investment loss....         --   --          --       (534)           --         (534)
Net loss..........................         --   --          --         --       (15,137)     (15,137)
                                   ----------  ---    --------      -----      --------     --------
Balances, September 30, 2000...... 17,587,615   17     142,857       (506)      (30,079)     112,289
Exercise of stock options.........    239,042   --         785         --            --          785
Issuance of Common Stock under
  Employee Stock Purchase Plan....    250,155   --       1,231         --            --        1,231
Issuance of Common Stock
  warrants........................         --   --          16         --            --           16
Costs related to issuance of
  Common Stock under secondary
  offering........................         --   --          (3)        --            --           (3)
Net unrealized investment income..         --   --          --        506            --          506
Net loss..........................         --   --          --         --       (43,111)     (43,111)
                                   ----------  ---    --------      -----      --------     --------
Balances, September 30, 2001...... 18,076,812  $17    $144,886      $  --      $(73,190)    $ 71,713
                                   ==========  ===    ========      =====      ========     ========

         See accompanying notes to consolidated financial statements.

                        NETOPIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Fiscal years ended September 30,
                                                                                -------------------------------
                                                                                  2001         2000      1999
                                                                                --------     --------  --------
                                                                                         (in thousands)
Cash flows from operating activities:
Net loss....................................................................... $(43,111)    $(15,137) $ (7,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization...............................................   15,351       12,324     2,990
   Non-cash compensation for services..........................................       --           --       292
   Unrealized loss on impaired securities......................................    1,000           --        --
   Charge for in-process research and development..............................       --        8,658     4,205
   Charge for impairment of goodwill and other intangible assets...............   16,375           --        --
   Changes in allowance for doubtful accounts and returns on accounts
     receivable................................................................   (2,616)       2,462       179
   Changes in operating assets and liabilities, net of effects of acquisition:
       Trade accounts receivable...............................................    8,713       (8,255)   (5,673)
       Inventories.............................................................    3,128       (6,603)   (2,090)
       Prepaid expenses and other current assets...............................      357          383      (470)
       Deposits and other assets...............................................       (7)       1,035       637
       Accounts payable and accrued liabilities................................   (4,658)       3,643    (1,133)
       Deferred revenue........................................................      394          748       627
       Other liabilities.......................................................     (757)         803       (94)
                                                                                --------     --------  --------
          Net cash provided by (used in) operating activities..................   (5,831)          61    (8,390)
                                                                                --------     --------  --------
Cash flows from investing activities:
   Purchase of short-term investments..........................................  (50,799)     (62,025)  (19,472)
   Proceeds from the sale of short-term investments............................   59,445       48,190    34,221
   Purchase of furniture, fixtures and equipment...............................   (3,750)      (2,914)   (1,625)
   Acquisition of long term investment.........................................   (2,000)      (2,000)   (1,000)
   Capitalization of software development costs................................   (1,130)        (679)     (656)
   Acquisition of technology...................................................     (100)     (11,669)   (4,298)
   Purchase of intangibles.....................................................       --           --    (1,650)
                                                                                --------     --------  --------
          Net cash provided by (used in) investing activities..................    1,666      (31,097)    5,520
                                                                                --------     --------  --------
Cash flows from financing activities:
   Proceeds from the issuance of Common Stock, net.............................    2,029        7,494    45,007
          Net cash provided by financing activities............................    2,029        7,494    45,007
Net increase (decrease) in cash and cash equivalents...........................   (2,136)     (23,542)   42,137
Cash and cash equivalents, beginning of year...................................   37,839       61,381    19,244
                                                                                --------     --------  --------
Cash and cash equivalents, end of year......................................... $ 35,703     $ 37,839  $ 61,381
                                                                                ========     ========  ========
Supplemental disclosures of cash flow activities:
   Income taxes paid........................................................... $      6     $     --  $     --
                                                                                ========     ========  ========
Supplemental disclosures of non-cash investing and financing activities:
   Issuance of Common Stock for acquisition of intangible assets............... $     --     $ 35,387  $  2,811
                                                                                ========     ========  ========
   Issuance of Common Stock equivalents for consulting services................ $     16     $     --  $     --
                                                                                ========     ========  ========

         See accompanying notes to consolidated financial statements.

                        NETOPIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Nature of Business and Summary of Significant Accounting Policies

  Nature of Business

   Netopia (the "Company") develops, markets and supports broadband gateways and Web platform software designed for distributed enterprises, small and medium size businesses, small office/home office professionals, and multi-PC households.

  Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in France, Germany, Australia, and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.

  Cash Equivalents and Short-Term Investments

   Cash equivalents consist of instruments with original maturities of 90 days or less. Certain cash equivalents and all of the Company's investments are classified as available-for-sale. The securities are carried at fair value, which approximates cost.

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

   Cash equivalents and short-term investments classified as available-for-sale as of September 30, 2001 and 2000, consisted of the following:

                    September 30,
                   ---------------
                    2001    2000
                   ------- -------
                   (in thousands)
Money market funds $ 1,039 $   478
Corporate debt....  20,127  22,370
Commercial paper..  26,535  36,713
                   ------- -------
                   $47,701 $59,561
                   ======= =======

   The available-for-sale securities as of September 30, 2001 and 2000 were all due in one year or less. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations without penalties.

  Revenue Recognition

   The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collectibility is probable.

   The Company's software revenue recognition policies are in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to

                        NETOPIA, INC. AND SUBSIDIARIES
pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company's products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the specific objective evidence of the fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training.

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

  Concentrations of Credit Risk

   Financial instruments that potentially expose the Company to concentrations of credit risk principally consist of cash, cash equivalents, short-term investments and accounts receivable.

   The Company limits the amounts invested in any one type of investment. The Company maintains its cash investments with one financial institution. Management believes the financial risks associated with such deposits are minimal.

   The Company sells its products primarily through distributors and resellers. Sales are generally not collateralized, credit evaluations are performed as appropriate, and allowances are provided for estimated credit losses. Prior to fiscal year 2000, the Company had not experienced significant losses on trade receivables from any particular customer, industry, or geographic region. However, during fiscal year 2001 and 2000, the Company fully reserved $2.9 million and $1.9 million, respectively, of outstanding accounts receivable primarily owed by certain competitive local exchange carrier (CLEC) customers.

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

  Impairment of Long-Lived Assets, Including Goodwill and Identifiable
  Intangibles

   The Company evaluates long-lived assets, including goodwill and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be

                        NETOPIA, INC. AND SUBSIDIARIES
impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

   Intangible assets consist of developed and core technology, assembled workforce and non-competition agreements related to the Company's acquisitions of WebOrder, StarNet Technologies, Inc. (StarNet), Serus LLC (Serus) and netOctopus. As provided under Statement of Financial Accounting Standards
(SFAS) No. 121, given the slower than anticipated growth in the market for integrated access device (IAD) products (the technology for which the Company acquired from StarNet) and the uncertainties in the ".com" market to which the Company marketed and licensed certain of its Web platform products (including technology which the Company acquired from WebOrder and Serus) in addition to the slower than anticipated revenue growth in the market for such products, the Company determined the net carrying value of the goodwill and other intangible assets related to these acquisitions will not be fully recovered. Accordingly, the Company recorded a charge of $16.4 million based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to these acquisitions.

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

   Amortization of capitalized product development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (i) the ratio of current gross revenue for a product to the total of current and anticipated future gross revenues for the product; or (ii) the straight-line method over the remaining estimated economic life of the product, which is generally two years. All other research and development expenditures are charged to research and development expense in the period incurred. During fiscal year 2001, the Company capitalized $1.1 million and during each of fiscal years 2000 and 1999, the Company capitalized $0.7 million of product development costs incurred subsequent to delivery of a working model, under a development agreement with a third party.

  Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense was $1.0 million, $0.7 million and $1.7 million for fiscal years 2001, 2000 and 1999, respectively.

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

                        NETOPIA, INC. AND SUBSIDIARIES

  Long-Term Investments

   The Company has equity securities in two privately held companies. These investments are carried at cost which approximates fair value. It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of these securities. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary.

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

  Use of Estimates

   The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Potentially dilutive common equivalent shares have been excluded from the computation of diluted EPS for fiscal years 2001, 2000 and 1999 since their effect on EPS is antidilutive due to the losses incurred in each period. Potentially dilutive common equivalent shares which were excluded from the computation of diluted EPS consisted of options to purchase Common Stock totaling 3,267,654 shares in fiscal year 2001; 4,019,480 shares in fiscal year 2000; 4,040,520 shares in fiscal 1999; and warrants to purchase Common Stock totaling 5,000 shares in fiscal year 2001 and 60,000 shares in fiscal year 1999.

  Comprehensive Income (Loss)

   The Company adopted SFAS No. 130, Reporting Comprehensive Income in April 1999. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners.

                        NETOPIA, INC. AND SUBSIDIARIES

  Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in its fiscal first quarter of 2001 which did not have a material effect on its balance sheet or statement of operations.

   In December 1999, the United States Securities and Exchange Commission (SEC) issued SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in its fiscal first quarter of 2001 resulting in a change in the accounting for certain revenue contracts that include nonrefundable upfront payments from customers. As a result of the adoption of SAB 101, the Company recorded a $1.6 million charge to its statement of operations and a $1.6 million increase in deferred revenue to its consolidated balance sheet.

                                                             SAB 101
                                                             Deferred
                                                             Revenue
                                                          --------------
                                                          (in thousands)
Charge for SAB 101 deferred revenue......................     $1,555
Less amounts amortized:
   Three months ended December 31, 2000..................        267
   Three months ended March 31, 2001.....................        229
   Three months ended June 30, 2001......................        201
   Three months ended September 30, 2001.................        201
                                                              ------
       Subtotal..........................................        898
                                                              ------
   Net SAB 101 deferred revenue as of September 30, 2001.     $  657
                                                              ======

   In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company adopted the provisions of SFAS No. 141 commencing July 1, 2001. To date, the Company has accounted for all of its business combinations as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination will no longer be amortized to earnings, but instead be reviewed for impairment. The Company has elected to early adopt SFAS No. 142 as of October 1, 2001. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill will continue through September 30, 2001, but will cease commencing October 1, 2001. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142 on October 1, 2001, the Company is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by September 30, 2002. The effects of adopting SFAS No. 142 are currently being determined.

   In August 2001 the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121 Accounting for the

                        NETOPIA, INC. AND SUBSIDIARIES

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 effective October 1, 2002. The effect of adopting this statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

(2)  Acquisitions

  WebOrder

   In March 2000, the Company acquired all the outstanding common and Preferred Stock of WebOrder, a California corporation, in a merger transaction in which WebOrder merged into WO Merger Corporation, a wholly owned subsidiary formed in connection with the transaction. WebOrder was a developer of eCommerce infrastructure for small and medium size businesses that offered eCommerce solutions to on-line businesses including the ability to manage order processing, and the ability to maintain records of customer transactions flowing through a merchant's on-line store.

   The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $20.7 million, based on the consideration paid at closing. The final purchase price is dependent on potential earnout payments as discussed below. The aggregate purchase price included:

    .  $1.6 million in cash paid on the closing date of the transaction;

    .  233,119 shares of the Company's Common Stock issued on the closing date;

    . A series of potential earnout payments paid in cash and Common Stock after the closing date if certain revenue milestones are achieved. These earnout opportunities will be added to and included in the purchase price for accounting purposes when the earnouts have been achieved and additional consideration is distributable. At September 30, 2001, no milestones had been achieved;

    . The substitution of stock options to purchase the Company's Common Stock in replacement of the WebOrder options held by WebOrder's former employees, who joined Netopia after the closing, valued at approximately $2.1 million. The Company used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 5 years, interest rate of 5.7%, and no dividends; and

    . Transaction costs of approximately $1.0 million which included legal fees, accounting fees, and fees for other related professional services.

   All of WebOrder's former full time employees became employees of Netopia. WebOrder's founder and one other key stockholder/employee entered into non-competition agreements in connection with the acquisition.

   Approximately 15,695 shares of the Company's Common Stock were held in escrow for one year after the closing to satisfy WebOrder's indemnification obligations under the definitive acquisition agreements. During fiscal year 2001, WebOrder's indemnification obligations were satisfied and all shares were released from escrow to WebOrder's former stockholders.

   The excess purchase price over the net book value of the assets acquired was approximately $20.1 million of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, the Company allocated approximately $17.1 million to goodwill and other intangible assets, which was being amortized over four and three years, respectively, and recorded a charge for acquired in-process research and development of approximately $3.0 million. Both cost and income approaches were used to appraise the value of

                        NETOPIA, INC. AND SUBSIDIARIES
the business and projects acquired. Such methods take into consideration replacement costs of assets acquired, the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business were expected to occur during the Company's fiscal first quarter of 2001. These cash flows were discounted using a weighted average discount rate of 42%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, the Company determined the products purchased in aggregate, including products under development and completed products, to be approximately 82% complete at the time of acquisition. The Company completed the in-process research and development during the fiscal fourth quarter of 2000.

   Given the uncertainties in the ".com" market to which the Company marketed and licensed certain of its Web platform products, including technology which the Company acquired from WebOrder, in addition to the slower than anticipated revenue growth in the market for such products, the Company determined the net carrying value of the goodwill and other intangible assets related to the WebOrder acquisition will not be fully recovered. Accordingly, the Company recorded a charge of $9.6 million for impairment of goodwill and other intangible assets related to its acquisition of WebOrder based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to this acquisition.

  StarNet

   In October 1999, the Company acquired StarNet, a California corporation, in a merger transaction in which StarNet merged into a wholly owned subsidiary. StarNet had been developing a voice channel technology architecture that allows the transmission of voice lines over a digital subscriber line along with the simultaneous transmission of standard data packets.

   The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $27.5 million, based upon the consideration paid at closing. The final purchase price is dependent upon potential earnout payments that could aggregate to an additional $4.9 million. The aggregate consideration included:

    .  $8.4 million in cash paid on the closing date of the transaction;

    .  447,852 shares of our Common Stock issued on the closing date;

    . A series of potential cash earnout payments aggregating up to approximately $5.9 million at various times after the closing date if certain technical and revenue milestones are achieved. These earnout opportunities will be included in the purchase price for accounting purposes when the milestones are achieved and additional consideration is distributable. At the acquisition date, we had deemed probable and recorded approximately $1.0 million in earnout payments. During the fiscal third quarter of 2000, the Company determined that the milestones for the $1.0 million potential earnout payment would not be met and accordingly, reduced the purchase price and amortization of goodwill relating to the purchase of StarNet by such amount. As of September 30, 2001, no earnouts have been achieved.

    . The substitution of stock options to purchase the Company's Common Stock in replacement of the StarNet options held by StarNet's former employee, who joined Netopia after the closing, valued at approximately $1.4 million. The Company used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 4 years, interest rate of 4.9%; and no dividends; and

    . Transaction costs of approximately $0.8 million which included legal fees, accounting fees, fees paid for an independent fairness opinion, and fees for other services.

                        NETOPIA, INC. AND SUBSIDIARIES

   All of StarNet's former full time employees became employees of Netopia. Each of StarNet's founders, and certain other key employees, entered into non-competition agreements in connection with the acquisition.

   Approximately 30,673 shares of Common Stock were held in escrow for a period of time after the closing to satisfy StarNet's indemnification obligations under the definitive acquisition agreements. During the fiscal third quarter of 2000, a portion of these shares were released from the escrow to Netopia to satisfy Netopia's indemnification claims, and the remaining shares were released from escrow to StarNet's former stockholders.

   The excess purchase price over the net book value of the assets acquired was approximately $28.1 million of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, the Company allocated approximately $22.4 million to goodwill and other intangible assets, which was being amortized over four and three years, respectively, and recorded a charge for acquired in-process research and development of $5.7 million. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business were expected to occur during the fiscal fourth quarter of 2000. These cash flows were discounted using a weighted average discount rate of 20%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, the Company determined the products purchased in aggregate, including products under development and completed products, to be approximately 73% complete at the time of acquisition. The Company completed the in-process research and development in the fiscal third quarter of 2001.

   Given the slower than anticipated growth in the market for IAD products, the technology for which the Company acquired from StarNet, the Company determined the net carrying value of the goodwill and other intangible assets related to the StarNet acquisition will not be fully recovered. Accordingly, the Company recorded a charge of $6.1 million for impairment of goodwill and other intangible assets related to its acquisition of StarNet based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to this acquisition.

  netOctopus

   In December 1998, the Company purchased from Network Associates' substantially all of the assets and assumed certain liabilities related to the netOctopus systems management software (netOctopus). The netOctopus software is a suite of administration tools under development that allows for simultaneous system support of multiple users across MacOS computer networks. In accordance with the netOctopus Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities related to the netOctopus software and its existing operations which included in-process research and development.

   The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $1.1 million, based on the consideration paid at closing. The final purchase price is dependent on potential earnout payments. The aggregate purchase price includes:

 .  $1.1 million in cash paid on the closing date of the transaction; and

  . A series of potential earnout payments totaling $0.3 million if certain revenue and technical milestones are achieved. These earnout opportunities will be added to and included in the purchase price for accounting purposes when the milestones have been achieved and additional consideration is distributable. In each of fiscal years 2001 and 2000, the Company made earnout payments of $0.1 million which was recorded as part of the purchase price of the transaction.

                        NETOPIA, INC. AND SUBSIDIARIES

   The excess purchase price over the net book value acquired was $1.1 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, approximately $0.4 million was allocated to acquired in-process research and development and $0.7 million was allocated to goodwill and other intangible assets. The Company was amortizing goodwill and other intangible assets related to the netOctopus transaction over four years. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business were expected to begin in the calendar year 2000. These cash flows were discounted using a discount rate of 25.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 70% complete at the time of acquisition. In fiscal year 1999, the Company completed the development of the Windows versions of the product.

  Serus

   In December 1998, the Company purchased substantially all of the assets and assumed certain liabilities and the existing operations of Serus, a Utah limited liability company. Serus was developing a java-based Web site editing software product which would allow Web site owners to modify and edit the appearance of their Web site through their Web browser with minimal knowledge of Hypertext Markup Language (HTML). In accordance with the Serus Asset Purchase Agreement, Netopia acquired substantially all of the assets and assumed certain liabilities of Serus and its existing operations which included in-process research and development.

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

   The excess purchase price over the net book value acquired was $6.0 million, of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, $3.9 million was allocated to acquired in-process research and development and $2.1 million was allocated to intangible assets. The Company was amortizing goodwill and other intangible assets related to the Serus transaction over four years. The Company used the income approach to appraise the value of the business and projects acquired.

   Such method takes into consideration the stage of completion of the project and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business were expected to begin in the calendar year 2001. These cash flows were discounted using a discount rate of 44.0%. Based upon the expenses incurred and the development time invested in the product prior to the acquisition and the estimated expenses and development time to complete the product, the Company determined the product to be approximately 85% complete at the time of acquisition. In fiscal year 2000, the Company completed the development of the in-process research and development acquired.

                        NETOPIA, INC. AND SUBSIDIARIES

   Given the uncertainties in the ".com" market to which the Company marketed and licensed certain of its Web platform products, including technology which the Company acquired from Serus, in addition to the slower than anticipated revenue growth in the market for such products, the Company determined the net carrying value of the goodwill and other intangible assets related to the Serus acquisition will not be fully recovered. Accordingly, the Company recorded a charge of $0.7 million for impairment of goodwill and other intangible assets related to its acquisition of Serus based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to this acquisition.

   The following table summarizes the amounts allocated to goodwill and other intangible assets for the acquisitions of WebOrder, StarNet, netOctopus and Serus along with the amortization of such amounts as well as the impairment charges and remaining balances for the fiscal years indicated.



                              Amount
                            Allocated
                                to
                             Goodwill                                  Net
                               and     Amortization of Goodwill and  Carrying                 Net
                              Other      Other Intangible Assets      Value                Carrying
                            Intangible ----------------------------   Before   Impairment Value After
           Acquisition Date   Assets      2001      2000     1999   Impairment   Charge   Impairment
           ---------------- ----------  -------    ------   ------  ---------- ---------- -----------
                                                         (in thousands)
WebOrder..   March 2000      $17,119   $ 4,571    $2,384     $ --    $10,164    $ 9,592     $  572
StarNet...  October 1999      21,165     6,652     6,603       --      7,910      6,089      1,821
netOctopus  December 1998        961       226       226      144        365         --        365
Serus.....  December 1998      2,161       535       533      399        694        694         --
                             $41,406   $11,984    $9,746     $543    $19,133    $16,375     $2,758

  Cayman Systems, Inc.

   On October 11, 2001, the Company and Cayman Systems, Inc. (Cayman), a Massachusetts corporation, consummated a merger (the Merger) whereby Amazon Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Netopia (Merger Sub), was merged with and into Cayman pursuant to an Agreement and Plan of Merger and Reorganization (the Merger Agreement) dated as of September 19, 2001, as amended. Cayman, a developer and supplier of business class broadband gateways, has survived the Merger as a wholly-owned subsidiary of Netopia.

   The Company will account for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $15.1 million, based on the consideration paid at closing. The aggregate purchase price included:

    . $6.0 million in cash in exchange for all of Cayman's outstanding equity, including in-the-money stock options;

    . $4.2 million in cash in exchange for all of Cayman's outstanding convertible debt;

    .  $2.3 million in cash in respect of an outstanding credit line of Cayman;

    . $0.8 million in cash in fees to Cayman's investment bankers, attorneys and accountants;

    . $1.1 million in cash for the Company's transaction costs including legal, accounting and other professional services; and

    . $0.7 million cash in severance benefits to Cayman employees that were not retained.

                        NETOPIA, INC. AND SUBSIDIARIES

   The Company also assumed certain other liabilities of Cayman.

   Approximately $1.7 million is being held in escrow to satisfy Cayman's indemnification obligations under the Merger Agreement. Upon the satisfaction of Cayman's indemnification obligations, certain amounts are be released from escrow on the one year anniversary date of the close of the transaction and any remaining amounts are to be released from escrow on the two year anniversary date of the close of the transaction.

   The excess purchase price over the net book value of the assets acquired was approximately $23.5 million of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, the Company intends to allocate approximately $6.8 million to goodwill and other intangible assets, and record a charge for acquired in-process research and development of approximately $2.2 million. Both cost and income approaches were used to appraise the value of the business and projects acquired. Such methods take into consideration replacement costs of assets acquired, the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business were expected to occur during the Company's fiscal year 2004. These cash flows were discounted using a weighted average discount rate of 28%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, the products purchased in aggregate, including products under development and completed products, to be approximately 65% complete at the time of acquisition.

(3) Discontinued Operations

   In August 1998, the Company sold its local area network (LAN) Division including the LAN Division's products, accounts receivable, inventory, property and equipment, intellectual property and other related assets to Farallon Communications, Inc. (Farallon), formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group. The consideration the Company received for the sale of the LAN Division consisted of the following (in thousands):

Cash................ $2,000
Note receivable.....    888
Royalties receivable  1,782
Warrants............    189
                     ------
                     $4,859
                     ======

   The note receivable was for $1.0 million which was payable on July 31, 2000, bearing interest at 8% per annum. Farallon paid the note and related interest receivable in its entirety on May 9, 2000.

   The royalties receivable were based upon Farallon's total annual revenues over each of the next five fiscal years ending on July 31, 2003. If total annual revenues of at least $15.0 million were reached, the royalty rate applies to total revenues, including the first $15.0 million. The value of the royalties accrued at the close of the transaction was based upon the present value of the Company's assumptions as to the projected future revenue of the LAN Division. Royalties accrued, however, were not recorded to the extent that total consideration on the transaction exceeded the net asset value of the LAN Division assets being sold.

   Additionally, the Company received and valued a warrant to purchase up to 5% of the equity of Farallon as of the closing of the transaction. Subsequently, the Company entered into an agreement with the buyer to reduce the warrant entitlement to 3% of the equity of Farallon.

                        NETOPIA, INC. AND SUBSIDIARIES

   During fiscal year 2000, Farallon bought out its royalty obligation in its entirety for an amount in excess of the receivable on the Company's balance sheet. In addition, the Company exercised its warrant in Farallon and sold the shares received upon exercise of the warrant. These transactions resulted in income of $1.3 million, net of taxes, and are included in the gain on sale from discontinued operations for fiscal year 2000. In addition, the gain on sale from discontinued operations also represents the reversal of a liability recorded for the excess space created at the Company's Alameda, California headquarters that the Company believed could not be subleased to third parties at the time of sale. During fiscal year 2000, the Company found alternative uses for this excess space.

   For fiscal year 2001, the gain on sale of discontinued operation is primarily related to accounts receivable that were collected above amounts agreed upon in the sale transaction.

(4) Inventories

   Inventories consisted of the following:

                                         September 30,
                                         --------------
                                          2001   2000
                                         ------ -------
                                         (in thousands)
                         Raw materials.. $3,530 $ 4,673
                         Work in process    927      50
                         Finished goods.  2,699   5,561
                                         ------ -------
                                         $7,156 $10,284
                                         ====== =======

(5) Furniture, Fixtures, and Equipment

   Furniture, fixtures, and equipment consisted of the following:

                                                      September 30,
                                                    -----------------
                                                     2001      2000
                                                    -------  --------
                                                      (in thousands)
          Office equipment......................... $ 4,506  $  3,568
          Furniture and fixtures...................   2,455     2,198
          Computers................................   8,164    10,505
          Leasehold improvements...................     382       209
                                                    -------  --------
                                                     15,507    16,480
          Accumulated depreciation and amortization  (9,737)  (12,011)
                                                    -------  --------
                                                    $ 5,770  $  4,469
                                                    =======  ========

(6) Income Taxes

   Total income tax expense (benefit) for fiscal years 2001, 2000, and 1999 is allocated as follows:

                         September 30,
                        ----------------
                        2001 2000   1999
                        ---- -----  ----
                         (in thousands)
Continuing operations.. $ -- $  --  $ --
Discontinued operations   --  (397)   --
                        ---- -----  ----
                        $ -- $(397) $ --
                        ==== =====  ====

                        NETOPIA, INC. AND SUBSIDIARIES

   Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as a result of the following:

                                                  September 30,
                                           --------------------------
                                             2001     2000     1999
                                           --------  -------  -------
                                                 (in thousands)
Computed ''expected'' tax (benefit) of 34% $(14,182) $(5,990) $(2,672)
Net operating loss not benefited..........    9,405    1,853    2,772
Research credits..........................       --       --     (100)
Amortization of goodwill..................    4,777    4,073       --
State tax and other, net..................       --       64       --
                                           --------  -------  -------
                                           $     --  $    --  $    --
                                           ========  =======  =======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                                           September 30,
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
                                                          (in thousands)
     Deferred tax assets:
        Reserves and accruals not currently deductible. $  1,163  $  3,096
        Deferred rent..................................       --        49
        Research and other credits.....................    3,712     2,950
        Tangible and intangible assets.................      616        --
        Net operating losses...........................   18,254    11,689
            Gross deferred assets......................   23,745    17,784
        Less valuation allowance.......................  (23,745)  (13,710)
            Total deferred tax assets..................       --     4,074
     Deferred tax liabilities:
        Tangible and intangible assets.................       --    (4,074)
     Total deferred tax liabilities....................       --    (4,074)
                                                        --------  --------
     Net deferred tax liabilities...................... $     --  $     --
                                                        ========  ========

   The net change in the total valuation allowance for fiscal years 2001 and 2000 was increases of $10.0 million and $4.3 million, respectively.

   At September 30, 2001 and 2000, the Company believed that based upon available objective evidence, there was sufficient uncertainty regarding the realizability of its deferred tax assets to warrant a full valuation allowance. The factors considered included the relative shorter life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates. Included in the valuation allowance is a tax benefit attributable to noncompensatory stock options of $7.7 million which, when realized, will be credited to additional paid in capital.

   At September 30, 2001, the Company had net operating loss carryforwards of approximately $48.7 million for federal tax purposes and $28.8 million for state tax purposes. If not utilized, the federal net operating loss carryforwards will expire in various years beginning in 2019 through 2021 and the state net operating loss carryforwards will expire in various years beginning 2003 through 2011.

                        NETOPIA, INC. AND SUBSIDIARIES

   At September 30, 2001, the Company had research credit carryforwards of approximately $2.6 million for federal tax purposes and $1.2 million for state tax purposes. If not earlier utilized, the federal research credit carryforwards will expire in various years beginning 2006 through 2020. The state research credits carry forward indefinitely until utilized. The Company has California manufacturing credit carryforwards of approximately $0.1 million which expire in various years beginning 2006 through 2009.

   At September 30, 2001, the Company also had minimum tax credit carryforwards of approximately $149,000 for federal tax purposes and $169,000 for state tax purposes. These credits carryforward indefinitely until utilized.

   Federal and California state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" for tax purposes, as defined in section 382 of the Internal Revenue Code. The Company has not yet determined if an ownership change has occurred. If such ownership change has occurred, utilization of the net operating losses will be subject to annual limitations in future years.

(7)  Stockholders' Equity and Stock Option Plans

   On April 23, 1996, the Company was reincorporated in the State of Delaware. The Company's authorized capital consists of 50,000,000 shares of $0.001 par value Common Stock and 5,000,000 shares of $0.001 par value Preferred Stock. There was no Preferred Stock issued or outstanding at September 30, 2001.

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

  Common Stock Warrants

   Warrants to purchase 5,000 shares of Common Stock were issued in fiscal year 2001 for consulting services provided. The exercise price of the warrants was $5.625. The Company recognized an expense of $16,000 for the estimated fair value, as determined by the Black-Scholes option valuation model, of the warrants issued.

   Warrants to purchase 60,000 shares of Common Stock were issued in fiscal year 1997 for consulting services provided. The exercise price of the warrants was $4.00. The Company recognized an expense of $60,000 for the estimated fair value of the warrants issued. The warrants were exercised, in full, in fiscal year 2000 in a cashless transaction. As payment of the exercise price of the warrants, the Company retained 3,125 warrants which was based on the fair market value of the Company's stock on March 24, 2000, the date of the exercise of such warrants.

  Stock Option Plans

   On April 16, 1996, the Company adopted the 1996 Stock Option Plan (the 1996
Plan) providing for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options are granted at the discretion of the Board of Directors. Incentive stock may be granted at not less than 100% of

                        NETOPIA, INC. AND SUBSIDIARIES
the fair market value per share and non-statutory stock options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or committee thereof, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the options must be not less than 110% of the fair market value.

   Included in the 1996 Plan is a provision for the automatic grant of non-statutory options to non-employee Board of Director members of 25,000 shares on the effective date of the Company's initial public offering at the initial offering price. These options were granted to two non-employee Board of Director members, of which one currently remains on the Company's Board of Directors. Thereafter, each new director will be granted an option to purchase 25,000 shares of Common Stock on the date they become a Board member of the Company at the then current fair market value. Initial options issued to Board members after January 13, 2000 will become exercisable in four successive and equal annual installments over the non-employee Board member's period of continued service as a Board member, beginning one year from the grant date of the option. In addition, each non-employee Board member who is serving on the date of the Annual Stockholders Meeting is granted on the date of the meeting a non-statutory option to purchase 6,000 shares of Common Stock. The annual options become exercisable in full upon completion of one year's Board service measured from the option grant date. In July 1996, the Board of Directors unanimously amended the Notice of Grant to provide for a four-year vesting schedule commencing on the date of the grant. Grants prior to that date normally vest over five years commencing on the date of the grant.

   On October 18, 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan) providing for issuance of non-statutory options and restricted stock to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. Options and restricted stock awards granted under the 2000 Plan are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The 2000 Plan is not a stockholder approved stock option plan and is intended to comply with the exception for broadly based option plans in which a majority of the participants are rank and file employees not officers or directors, and a majority of the grants are made to such employees. Only nonqualified stock options that do not qualify as incentive stock options within the meaning of Section 422(b) of the Code may be granted under this Plan. The exercise price of an option will be determined by the Compensation Committee when the option is granted and may be not less than the par value of the shares on the date of grant. A restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions. The purchase price of shares sold pursuant to a restricted stock award will be determined by the compensation committee on the date the restricted stock award is granted and may be not less than the par value of the shares on the date of grant. Restricted stock awards shall be subject to such restrictions as the Compensation Committee may impose. As of September 30, 2001, there were no restricted stock awards granted under the 2000 plan.

   As of September 30, 2001, the Company had 3,267,654 shares subject to outstanding options and 3,556,702 shares available for grant.

                        NETOPIA, INC. AND SUBSIDIARIES

   The following table summarizes activity under the Company's stock option plans:

                                            Stock Options
                                     ---------------------------
                                                     Weighted
                                     Shares Under    Average
                                       Options    Exercise Price
                                     ------------ --------------
Outstanding as of September 30, 1998   3,520,899      $ 4.90
Options granted.....................   1,413,900       11.87
Options exercised...................    (626,013)       4.55
Options cancelled...................    (268,266)       6.89
                                      ----------
Outstanding as of September 30, 1999   4,040,520        7.26
Options granted.....................   1,564,823       41.13
Options exercised...................  (1,203,369)       4.81
Options cancelled...................    (382,494)      20.34
                                      ----------
Outstanding as of September 30, 2000   4,019,480       19.94
Options granted.....................   3,529,000        5.93
Options exercised...................    (239,042)       3.22
Options cancelled...................  (4,041,784)      20.02
                                      ----------
Outstanding as of September 30, 2001   3,267,654        5.92
                                      ----------
Exercisable.........................   1,751,525      $ 6.18
                                      ==========

   The following table summarizes information about the Company's stock options outstanding at September 30, 2001:

                                  Options Outstanding             Options Exercisable
                         ------------------------------------- -------------------------
                           Number of    Weighted--                 Number
                          outstanding     average   Weighted-- exercisable as Weighted--
                         shares as of   remaining     average        of         average
                         September 30, contractual   exercise  September 30,   exercise
Range of exercise prices     2001      life (years)   price         2001        price
------------------------ ------------- ------------ ---------- -------------- ----------
    $0.6105--$3.6100....     380,760       8.20      $ 2.5717       99,122     $ 1.4512
    3.8438-- 4.0000.....     111,423       6.37        3.9331       70,600       3.9712
    4.2500-- 4.2500.....   1,064,226       9.15        4.2500      349,702       4.2500
    4.3750-- 5.2500.....     515,452       6.42        4.8473      428,552       4.8781
    5.3125-- 5.6900.....     446,519       6.87        5.6318      292,179       5.6494
    5.7500-- 6.7500.....     439,768       6.49        6.6060      319,916       6.5521
    6.8125--34.6250.....     264,618       7.21       12.6351      174,539      12.9840
    40.2500--48.0000....      44,888       8.35       47.9420       16,915      47.8972
                           ---------       ----      --------    ---------     --------
                           3,267,654       7.68      $ 5.9230    1,751,525     $ 6.1798
                           =========       ====      ========    =========     ========

  1996 Employee Stock Purchase Plan

   In April 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the Purchase Plan) and reserved 300,000 shares of Common Stock for issuance under the Purchase Plan. To date an additional 1,300,000 shares have been approved for issuance under the Purchase Plan. Employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period.

                        NETOPIA, INC. AND SUBSIDIARIES

   Shares issued under the Purchase Plan totaled 250,155 in fiscal year 2001; 130,306 in fiscal year 2000; and, 199,721 in fiscal year 1999. As of September 30, 2001, 911,575 shares have been issued under the Purchase Plan and 688,425 shares were reserved for future issuances under the plan.

  Option Exchange Offer

   In April 2001, the Company's Board of Directors approved an offer by the Company to its employees who regularly work more than 30 hours per week, and to its directors, an offer to exchange (the Offer to Exchange) all options to purchase shares of the Company's Common Stock that are outstanding under the 1996 Plan with an exercise price above $10.00 per share, for new options to purchase shares of Common Stock to be granted by the Company under the Plan. The key features of the new options are as follows:

 . The number of shares subject to the new option will equal the number of shares subject to cancelled options, subject to adjustments for any stock splits, stock dividends and similar events.

 . The exercise price of the new option will equal the closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on the replacement grant date which shall be no sooner than six months and one day from the date of the exchange.

 . The new option will vest and become exercisable on the same dates with respect to the same number of shares as the cancelled options.

 . The new option will be an incentive stock option to the extent possible under applicable tax laws.

 . The new option will have other terms and conditions that are substantially the same as those of the cancelled option.

   Pursuant to the Offer to Exchange, on June 4, 2001 the Company accepted for exchange options to purchase an aggregate of 1,509,911 shares of the Company's Common Stock, representing approximately 86.5% of the shares subject to options that were eligible to be exchanged under the Offer to Exchange.

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

   If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the fair value of shares purchased under the plan as prescribed by SFAS No. 123, net loss and per share results would have been the pro forma amounts indicated in the table below:

                                                                September 30,
-                                                  ---------------------------------------
                                                       2001           2000        1999
-                                                    --------       --------    --------
                                                   (in thousands, except per share amounts
Net income (loss) -- as reported.................. $(43,111)      $(15,137)    $ (7,860)
Net income (loss) -- pro forma.................... $(54,313)      $(28,892)    $(12,143)
Basic and diluted net loss pershare -- as reported $  (2.41)      $  (0.90)    $  (0.60)
Basic and diluted net loss per share -- pro forma. $  (3.03)      $  (1.72)    $  (0.93)

                        NETOPIA, INC. AND SUBSIDIARIES

   The effect on net loss and net loss per share is not expected to be indicative of the effects on results in future years.

   The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net loss for the future years because pro forma net loss reflects compensation costs only for stock options granted beginning in fiscal year 1997. The weighted average fair value of employee stock options granted during fiscal years 2001, 2000 and 1999was $4.40, $31.22and $8.08, respectively.

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

                        Years ended September 30,
                        ------------------------
                         2001       2000    1999
                         -----      -----  ----
Expected volatility.... 108.0%     103.5%  95.0%
Risk-free interest rate  4.12%      5.77%  4.59%
Expected dividend yield    --         --     --

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

(8)  Commitments and Contingencies

  Leases

   The Company conducts its operations in leased facilities and with equipment under operating lease agreements expiring at various dates through 2005. The following is a schedule of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

Year ending September 30,
-------------------------

2002.................................... $1,745
2003....................................    455
2004....................................    216
2005....................................     57
thereafter..............................     --
                                         ------
       Total minimum lease payments..... $2,473
                                         ======

   Total rental expense for all operating leases amounted to $1.9 million, $1.7 million and $1.1 million for fiscal years 2001, 2000 and 1999, respectively.

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

(9)  Geographic, Segment and Significant Customer Information

  Segment Information

   The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during fiscal year 1999. SFAS No. 131, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Netopia's Chief Executive Officer (CEO) is considered the Company's CODM. For purposes of making operating decisions and assessing financial performance, the Company's CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

   The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

                           September 30, 2001           September 30, 2000          September 30, 1999
                      ---------------------------  ---------------------------  --------------------------
                      Internet    Web              Internet    Web              Internet    Web
                      Equipment Platform  Total    Equipment Platform  Total    Equipment Platform  Total
                      --------- -------- --------  --------- -------- --------  --------- -------- -------
                                                         (in thousands)
Revenue..............  $58,861  $18,457  $ 77,318   $65,546  $24,660  $ 90,206   $24,460  $19,691  $44,151
Cost of revenues.....   39,165      795    39,960    46,582      697    47,279    15,597      646   16,243
   Gross profit......   19,696   17,662    37,358    18,946   23,963    42,927     8,863   19,045   27,908
   Gross margin......       33%      96%       48%       29%      97%       48%       36%      97%      63%
Unallocated operating
  expenses...........                      80,580                       64,124                      37,834
   Operating loss....                    $(43,222)                    $(21,197)                    $(9,926)

                        NETOPIA, INC. AND SUBSIDIARIES

  Geographic Information

   The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in four regions: United States, Europe, Canada, and Asia Pacific and other. Revenues outside of the United States are primarily export sales denominated in United States dollars. The Company does not have material operating assets outside of the United States. Disaggregated financial information regarding the Company's revenues by geographic region for the fiscal years 2001, 2000and 1999 is as follows:

                                               September 30,
                                   -------------------------------------
                                       2001         2000         1999
                                   -----------  -----------  -----------
                                              ($ in thousands)
Europe............................ $ 9,378  12% $13,558  15% $ 9,820  22%
Canada............................   1,168   2%   1,689   2%   1,222   3%
       Asia Pacific and other.....   1,030   1%   1,215   1%   1,164   3%
                                   ------- ---  ------- ---  ------- ---
Subtotal international revenue....  11,576  15%  16,462  18%  12,206  28%
United States.....................  65,742  85%  73,744  82%  31,945  72%
                                   ------- ---  ------- ---  ------- ---
       Total revenues............. $77,318 100% $90,206 100% $44,151 100%
                                   ======= ===  ======= ===  ======= ===

   The Company has no material operating assets outside the United States.

  Customer Information

   Historically, the Company has sold its products to CLECs, distributors, ILECs, ISPs and directly to end-users. Disaggregated financial information regarding the Company's revenues by customer for the fiscal years 2001, 2000 and 1999 is as follows:

                         September 30,
               ---------------------------------
                  2001        2000        1999
               ----------  ----------  ---------
                        ($ in thousands)
Covad [a]..... $12,565 16% $14,812 16% $   -- --%
Ingram Micro..   8,380 11%   6,162  7%  4,349 10%
Rhythms [b]...   8,204 11%   5,181  6%    751  2%
Northpoint [c]   2,415  3%  10,608 12%  2,469  6%

--------
[a] Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. On November 13, 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad announced on December 13, 2001 that it received approval of its reorganization plan from the Bankruptcy Court, and that it expects to emerge from bankruptcy around December 20, 2001. The SBC funding would take place at that time, subject to normal closing conditions. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003.

[b] Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to Worldcom in December 2001.

[c] Northpoint ceased operations during March 2001.

   No other customers during the fiscal years ended September 30, 2001, 2000 and 1999 accounted for 10% or more of the Company's total revenues. For fiscal year 2001, there were three customers who each individually

                        NETOPIA, INC. AND SUBSIDIARIES
represented at least 5% of the Company's revenues and in the aggregate, accounted for 38% of the Company's total revenues. For fiscal year 2000, there were five customers who each individually represented at least 5% of the Company's total revenues and in aggregate, accounted for 46% of the Company's total revenues. For fiscal year 1999, there were two customers who each individually represented at least 5% of the Company's total revenues and in aggregate accounted for 15% of the Company's total revenues.

   The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

                        September 30,
               -------------------------------
                  2001       2000       1999
               ---------  ---------  ---------
                       ($ in thousands)
Covad [a]..... $1,649 17% $1,054  7% $   -- --%
Ingram Micro..  1,881 20%  1,688 11%  1,357 14%
Rhythms [b]...     -- --%    912  6%    108  1%
Northpoint [c]     -- --%  1,680 11%    549  6%

--------
[a] Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. On November 13, 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad announced on December 13, 2001 that it received approval of its reorganization plan from the Bankruptcy Court, and that it expects to emerge from bankruptcy around December 20, 2001. The SBC funding would take place at that time, subject to normal closing conditions. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003.

[b] Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to Worldcom in December 2001. Beginning June 2001, Rhythms prepaid for all purchases of our broadband Internet equipment products, and consequently accounted for no additional amounts of our accounts receivable.

[c] Northpoint ceased operations during March 2001. During the three months ended December 31, 2000, we fully reserved approximately $1.7 million related to Northpoint's outstanding accounts receivable balance. Beginning January 2001, Northpoint prepaid for all purchases of our broadband Internet equipment products, and consequently accounted for no additional amounts of our accounts receivable other than the amount previously fully reserved. As a result of Northpoint filing for protection under the Bankruptcy Act and ceasing operations during March 2001, we do not believe we will recover any amounts from the bankruptcy estate.

(10)  Long-Term Investments

   During the fiscal first quarter of 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal year 2000, MegaPath had purchased the Company's broadband Internet equipment and licensed certain of our Web platform products. Although there is no public market for MegaPath's stock, the Company believes the market value of these shares is not less than $2.0 million.

   During the fiscal fourth quarter of 2000, the Company purchased $2.0 million of Series C Preferred Stock in Everdream. Everdream provides outsourced IT expertise, products and services that enable small and medium size businesses to focus on their core competencies. In April 2000, the Company entered into an agreement with

                        NETOPIA, INC. AND SUBSIDIARIES

Everdream to host a co-branded version of the Company's eStore platform for Everdream's customers. Although there is no public market for Everdream's stock, the Company believes that the market value of these shares is not less than $2.0 million.

   In April 1999, the Company purchased $1.0 million of Series D-1 Preferred Stock of Northpoint. Upon the initial public offering of the Common Stock of Northpoint in May 1999, the Company's Series D-1 Preferred Stock converted into 55,555 shares of Class B Common Stock. During fiscal year 2001, the Company recorded an unrealized loss on impaired securities to reflect the other than temporary decline in the investment in Northpoint.

(11) Restructuring Costs

   During the fiscal second quarter of 2001, the Company recorded a restructuring charge in connection with a reduction in the Company's workforce of approximately 27 people and costs to exit certain business activities. The charge consisted of employee severance benefits, costs related to exiting certain Internet portal business activities and future lease costs associated with facilities to be abandoned. Details of the restructuring charge is as follows:

                                        Employee   Internet
                                        severance   portal   Facility
                                        benefits  exit costs  costs   Total
                                        --------- ---------- -------- ------
                                                   (in thousands)
Total charge...........................   $475       $510      $88    $1,073
Less:
   Amounts paid........................    320         97       47       464
   Non-cash charges....................     63        413       --       476
                                          ----       ----      ---    ------
Balance at September 30, 2001..........   $ 92       $ --      $41    $  133
                                          ====       ====      ===    ======

(12) Terminated Merger Costs

   During the fiscal second quarter of 2001, the Company recorded a non-recurring charge of $2.6 million for costs incurred in connection with the terminated merger between the Company and Proxim. The non-recurring charge consisted of fees for accounting and legal advisory services, initiation of joint marketing and research and development expenses in anticipation of the merger that we had undertaken at the direction of Proxim, certain shared merger costs, and other related expenses. Details of the non-recurring charge is as follows:

                                        Accounting                 Joint research
                                        and legal                       and       Shared
                                         advisory  Joint marketing  development   merger
                                         services    commitments       costs      costs  Other Total
                                        ---------- --------------- -------------- ------ ----- ------
                                                               (in thousands)
Total charge...........................   $1,257        $572            $429       $150  $232  $2,640
Less:
   Amounts paid........................    1,257         560             429        117   216   2,579
   Non-cash charges....................       --          --              --         --    16      16
                                          ------        ----            ----       ----  ----  ------
Balance at March 31, 2001..............   $   --        $ 12            $ --       $ 33  $ --  $   45
                                          ======        ====            ====       ====  ====  ======

   Schedule--Valuation and Qualifying Accounts

                                                        Charged
                                          Balance at   (credited)              Balance
                                         beginning of to costs and            at end of
Description                                 period      expenses   Deductions  period
-----------                              ------------ ------------ ---------- ---------
                                                         (in thousands)
Allowance for doubtful accounts:
   Fiscal year ended September 30, 2001.    $2,817       $3,052      $5,356    $  513
   Fiscal year ended September 30, 2000.       579        2,832         594     2,817
   Fiscal year ended September 30, 1999.       400          534         355       579
Allowance for returns and rebates:
   Fiscal year ended September 30, 2001.    $  441       $   --      $  313    $  128
   Fiscal year ended September 30, 2000.       217          336         112       441
   Fiscal year ended September 30, 1999.       217           --          --       217

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by Item 10 of Form 10-K regarding our directors is incorporated by reference to the information contained in the section captioned "Proposal No. 1 - Election of Directors" in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2001. The information required by Item 10 of Form 10-K regarding our executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

Item 11. Executive Compensation

   The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2001.

Item 13. Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2001.

                                   PART IV.

Item 14. Exhibits, Financial Schedules and Reports on Form 8-K

[a] See Item 8 for an index to the consolidated financial statements and supplementary financial information.

[b] For the three months ended September 30, 2001, we filed the following Forms
    8-K:

 . On July 24, 2001, we filed a Form 8-K reporting: Item 5 - Other Events announcing the appointment of William D. Baker as our new Senior Vice President and Chief Financial Officer; and Item 7 - Financial Statements and Exhibits which included as an exhibit, the press release dated July 24, 2001 announcing Mr. Bakers appointment. There were no financial statements filed as part of this Form 8-K.

    . On September 20, 2001, we filed a Form 8-K reporting: Item 5 - Other Events announcing that we had entered into an Agreement and Plan of Merger and Reorganization with Cayman, a privately-held Massachusetts corporation; and Item 7 - Financial Statements and Exhibits which included as an exhibit, the press release dated September 19, 2001 announcing the acquisition. There were no financial statements filed as part of this Form 8-K.

   In addition, related to the Form 8-K filed on September 20, 2001, on October 17, 2001, we filed a Form 8-K reporting: Item 2 - Acquisition of Disposition of Assets; and Item 7 - Financial Statements and Exhibits, announcing the completion of the Cayman acquisition. Although there were no financial statements filed as part of this Form 8-K, we stated that we would provide the financial statements and pro forma financial information required by Item 7 of Form 8-K within 60 days of the date that the Form 8-K is required to be filed with the United States Securities and Exchange Commission.

[c] Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference. You may obtain copies of such exhibits directly from us upon request.

Exhibit
Number  Description
------  -----------
3.1[a]  Restated and Amended Certificate of Incorporation

3.2[a]  Restated and Amended Bylaws of the Registrant

3.3[b]  Certificate of Ownership and Merger (Corporate Name Change)

4.1     Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2[a]  Amended and Restated Investor Rights Agreement, dated March 27, 1992, among the Registrant and the Investors and Founders named therein, as amended

10.1[a] Form of Indemnification Agreement entered into between the Registrant and it Directors and
        Officers

10.2[a] 1996 Stock Option Plan and forms of agreements thereunder

10.3[a] Employee Stock Purchase Plan

10.4[b] Office Lease Agreement between the Company and WHLW Real Estate Limited Partnership, dated
        May 1, 1997

10.5[b] Real Property Lease Extension Agreement between the Company and Bobwhite Meadow, L.P., dated March 1,1996

10.6[c] Agreement of Purchase and Sale of Assets, dated August 5, 1998, by and between Netopia, Inc., a
        Delaware corporation, and Farallon Networking Corporation, a Delaware corporation

10.7[d] Serus Asset Purchase Agreement by and among Netopia, Inc., Serus LLC, Serus Acquisition
        Corporation and the Members of Serus LLC dated as of December 16, 1998 (including exhibits thereto)

 Exhibit
 Number   Description
 ------   -----------

10.8[e]   Agreement and Plan of Reorganization dated September 28, 1999 by and between Netopia, Inc., a
          Delaware corporation, SN Merger Corporation, a Delaware corporation that is a wholly-owned subsidiary of Netopia, and StarNet Technologies, Inc., a California corporation

10.9[f]   Agreement and Plan of Reorganization, dated February 22, 2000 by and among Netopia, Inc., a
          Delaware corporation, WO Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Netopia (Sub) and WebOrder, a California corporation
10.10[g]  2000 Stock Incentive Plan and forms of agreements thereunder

10.11[h]. Agreement and Plan of Merger and Reorganization among Netopia, Inc., Amazon Merger
          Corporation, Cayman Systems, Inc., Certain Holders of Convertible Subordinated Promissory
          Notes and Richard Burnes, as Security Holders' Representative, dated as of September 19, 2001

11.1      Reference is made to Note 1 of Notes to Consolidated Financial Statements

21.1[i,j] Subsidiaries of the Registrant

23.1      Consent of Independent Auditors

24.1      Power of Attorney (see Signature page)

--------
[a] Incorporated by reference to our Registration Statement on Form S-1 (No.
    333-3868).

[b] Incorporated by reference to our Form 10-K for the fiscal year ended
    September 30, 1997.

[c] Incorporated by reference to our Form 8-K as filed on August 20, 1998.

[d] Incorporated by reference to our form 10-K for the fiscal year ended
    September 30, 1998.

[e] Incorporated by reference to our Form 8-K as filed on October 28, 1999.

[f] Incorporated by reference to our Form 8-K as filed on April 7, 2000.

[g] Incorporated by reference to our Form S-8 as filed on December 8, 2000.

[h] Incorporated by reference to our Form 8-K as filed on October 17, 2001.

[i] Incorporated by reference to our Registration Statement on Form S-1 (No.
    333-3868) for our Subsidiary in France.

[j] Updated for our new subsidiaries in the United States.

                                  SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the City of Alameda, State of California on this 21st day of December, 2001.

                                          NETOPIA, INC.

                                          By:       /s/ ALAN B. LEFKOF
                                                     Alan B. Lefkof
                                             President and Chief Executive
                                                          Officer

Dated: December 21, 2001

                               POWER OF ATTORNEY

   By signing this form 10-K below, I hereby appoint each of Alan B. Lefkof and William D. Baker as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the form 10-K) with the United States Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                      Date
        ---------                       -----                      ----

    /s/ ALAN B. LEFKOF   President, Chief Executive Officer  December 21, 2001
  ----------------------   and Director (Principal Executive
      Alan B. Lefkof       Officer)

   /s/ WILLIAM D. BAKER  Senior Vice President and Chief     December 21, 2001
  ----------------------   Financial Officer (Principal
     William D. Baker      Financial and Accounting
                           Officer)

    /s/ REESE M. JONES   Chairman of the Board of Directors  December 21, 2001
  ----------------------
      Reese M. Jones

  /s/ DAVID F. MARQUARDT Director                            December 21, 2001
  ----------------------
    David F. Marquardt

      /s/ ROBERT LEE     Director                            December 21, 2001
  ----------------------
        Robert Lee

   /s/ HAROLD S. WILLS   Director                            December 21, 2001
  ----------------------
     Harold S. Wills