Form 10-Q
period 2001-12-31
NETOPIA INC
filed 2002-02-14
CIK 1012482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-28450

Netopia, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3033136 (I.R.S. Employer Identification Number)

2470 Mariner Square Loop
Alameda, California 94501
(Address of principal executive offices, including Zip Code)

(510) 814-5100
(Registrant’s telephone number, including area code)

Indicate by ✓check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

As of December 31, 2001 there were 18,120,412 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETOPIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2001
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$32,392	$35,703
Short-term investments	33	13,293
Trade accounts receivable less allowance for doubtful accounts and returns of $1,066 and $641, respectively	8,809	9,550
Inventories, net	9,219	7,156
Prepaid expenses and other current assets	1,754	1,634

Total current assets	52,207	67,336
Furniture, fixtures and equipment, net	6,358	5,770
Intangible assets, net	18,319	2,758
Long-term investments	4,000	4,000
Deposits and other assets	2,258	2,848

	$83,142	$82,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,886	$4,713
Accrued compensation	2,889	2,148
Accrued liabilities	2,975	1,116
Deferred revenue	2,252	2,589
Other current liabilities	214	177

Total current liabilities	17,216	10,743
Long-term liabilities	127	256

Total liabilities	17,343	10,999

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 18,120,412 and 18,076,812 shares issued and outstanding at December 31 and September 30, 2001, respectively	18	17
Additional paid-in capital	145,041	144,886
Accumulated deficit	(79,260)	(73,190)

Total stockholders’ equity	65,799	71,713

	$83,142	$82,712

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,
	2001	2000
	(in thousands, except per share amounts)
Revenues:
Internet equipment	$11,811	$14,845
Web platform licenses and services	4,074	5,548

Total revenues	15,885	20,393

Cost of revenues:
Internet equipment	7,383	9,795
Web platform licenses and services	164	201

Total cost of revenues	7,547	9,996

Gross profit	8,338	10,397

Operating expenses:
Research and development	4,148	3,669
Selling and marketing	6,128	7,185
General and administrative	973	3,143
Restructuring costs	482	—
Integration costs	309	—
Acquired in-process research and development	2,150	—
Amortization of goodwill and other intangible assets	374	2,996

Total operating expenses	14,564	16,993

Operating loss	(6,226)	(6,596)

Other income (loss):
Loss on impaired securities	—	(981)
Other income, net	156	973

Total other income	156	(8)

Loss from continuing operations before cumulative effect from adoption of Staff Accounting Bulletin 101	(6,070)	(6,604)
Cumulative effect from adoption of Staff Accounting Bulletin 101	—	(1,555)

Net loss	$(6,070)	$(8,159)

Per share data, net loss:
Net loss per share	$(0.34)	$(0.46)

Shares used in the per share calculations	18,092	17,607

See accompanying notes to condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(6,070)	$(8,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,593	3,732
Charge for acquired in-process research and development	2,150	—
Unrealized loss on impaired securities	—	981
Changes in allowance for doubtful accounts and returns on accounts receivable	427	1,668
Changes in operating assets and liabilities:
Trade accounts receivable	313	(435)
Inventories	(2,063)	(1,195)
Prepaid expenses and other current assets	(120)	(1,886)
Deposits and other assets	3	(10)
Accounts payable and accrued liabilities	6,774	(668)
Deferred revenue	(443)	1,344
Other liabilities	14	1,691

Net cash provided by (used in) operating activities	3,578	(2,937)

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(2,576)	(1,200)
Capitalization of software development costs	—	(211)
Acquisition of intangibles	(17,729)	—
Purchase of long-term investment	—	(2,000)
Purchase of short-term investments	147	(12,764)
Proceeds from the sale and maturity of short-term investments	13,113	18,628

Net cash provided by (used in) investing activities	(7,045)	2,453

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	156	75

Net cash provided by financing activities	156	75

Net decrease in cash and cash equivalents	(3,311)	(409)
Cash and cash equivalents, beginning of period	35,703	37,839

Cash and cash equivalents, end of period	$32,392	$37,430

See accompanying notes to condensed consolidated financial statements

NETOPIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in the Company’s opinion are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (SEC). The consolidated results of operations for the period ended December 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2002.

(2)    Recent Accounting Pronouncements

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company adopted the provisions of SFAS No. 141 on July 1, 2001. To date, the Company has accounted for all of its business combinations as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis and be expensed against earnings when the implied fair value of a reporting unit is less than its carrying amount. The Company elected to early adopt SFAS No. 142 as of October 1, 2001. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill continued through September 30, 2001, but ceased commencing on October 1, 2001. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. The Company is currently in the process of performing its tests for goodwill impairment and expects to complete such analysis within 6 months of adoption as provided in SFAS No. 142.

In August 2001 the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 effective October 1, 2002. The effect of adopting this statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

(3)    Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventories consisted of the following:

	December 31, 2001	September 30, 2001

	(in thousands)
Raw materials	$4,413	$3,530
Work in process	115	927
Finished goods	4,691	2,699

	$9,219	$7,156

(4)    Net Loss Per Share

Basic net loss per share (EPS) is based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. Potentially dilutive common equivalent shares have been excluded from the computation of diluted EPS for the three months ended December 31, 2001 and 2000 since their effect on EPS is antidilutive due to the losses incurred in each period. The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended December 31,
	2001	2000
	(in thousands, except per share amounts)
Net loss	$(6,070)	$(8,159)
Weighted average number of common stock outstanding	18,092	17,607
Basic and diluted net loss per common share	$(0.34)	$(0.46)

Potentially dilutive common equivalent shares which were excluded from the computation of diluted EPS consisted of options to purchase common stock totaling 5,249,656 shares for the three months ended December 31, 2001; 5,187,248 shares for the three months ended December 31, 2000; and a warrant to purchase common stock totaling 5,000 shares for the three months ended December 31, 2001 and 2000.

(5)    Segment, Geographic and Significant Customer Information

Segment Information

The methodology for determining the segment information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Netopia’s Chief Executive Officer (CEO) is considered the Company’s CODM. For purposes of making operating decisions and assessing financial performance, the Company’s CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

	Three months ended December 31,
	2001			2000
	Internet Equipment	Web Platform	Total	Internet Equipment	Web Platform	Total
	(in thousands)
Revenue	$11,811	$4,074	$15,885	$14,845	$5,548	$20,393
Cost of revenues	7,383	164	7,547	9,795	201	9,996

Gross profit	4,428	3,910	8,338	5,050	5,347	10,397
Gross margin	37%	96%	52%	34%	96%	51%
Unallocated operating expenses			14,564			16,993

Operating loss			$(6,226)			$(6,596)

Geographic Information

The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in four regions: United States, Europe, Canada, and Asia Pacific and other. Revenues outside of the United States are primarily export sales denominated in United States dollars. The Company does not have material operating assets outside of the United States. Disaggregated financial information regarding the Company’s revenues by geographic region is as follows:

	Three months ended December 31,
	2001		2000
	(in thousands)
Europe	$1,839	12%	$2,923	14%
Canada	230	1%	401	2%
Asia Pacific and other	311	2%	252	1%

Subtotal international revenue	2,380	15%	3,576	17%
United States	13,505	85%	16,817	83%

Total revenues	$15,885	100%	$20,393	100%

Customer Information

Historically, the Company has sold its products to competitive local exchange carriers (CLECs), distributors, incumbent local exchange carriers (ILECs), Internet service providers (ISPs) and directly to end-users. Disaggregated financial information regarding the Company’s customers who accounted for 10% or more of the Company’s revenue is as follows:

	Three months ended December 31,
	2001		2000
	(in thousands)
Ingram Micro	$1,928	12%	$1,076	5%
Rhythms NetConnections(a)	—	—	3,520	17%
Network Telephone	30	—	2,486	12%

(a)	Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to Worldcom in December 2001.

No other customers during the three months ended December 31, 2001 and 2000 accounted for 10% or more of the Company’s total revenues. The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

	Three months ended December 31,
	2001		2000
	(in thousands)
Ingram Micro	$1,256	14%	$923	10%
Rhythms Netconnections	—	—	1,758	18%
Network Telephone	7	—	2,273	24%

(6)    Acquisitions

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

The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was $14.8 million, based on the consideration paid at closing. The aggregate purchase price included:

•	$6.0 million in cash in exchange for all of Cayman’s outstanding equity, including in-the-money stock options;

•	$4.2 million in cash in exchange for all of Cayman’s outstanding convertible debt;

•	$2.4 million in cash in respect of an outstanding credit line of Cayman;

•	$0.9 million in cash in fees to Cayman’s investment bankers, attorneys and accountants;

•	$0.6 million in cash for the Company’s transaction costs including legal, accounting and other professional services; and

•	$0.7 million cash in severance benefits to Cayman employees that were not retained.

The Company also assumed certain other liabilities of Cayman.

Approximately $1.7 million is being held in escrow to satisfy Cayman’s indemnification obligations under the Merger Agreement. Upon the satisfaction of Cayman’s indemnification obligations, certain amounts are be released from escrow on the one year anniversary date of the close of the transaction and any remaining amounts are to be released from escrow on the two year anniversary date of the close of the transaction

The allocation of the purchase price is based upon the Company’s estimates of the fair value of the tangible and intangible assets acquired and is as follows:

	Amount	Annual amortization	Useful life
	(in thousands)
Current assets	$5,334	n/a	n/a
Long-term assets	895	n/a	n/a
Current liabilities	(9,543)	n/a	n/a
Identified intangible assets:
Developed product technology	1,120	$224	5 years
Core technology leveraged	5,570	928	6 years
Sales channel relationships	1,380	345	4 years
Goodwill	7,919	n/a	n/a
Acquired in-process research and development	2,150	n/a	n/a

Total purchase price	$14,825	$1,497

The allocation of the total purchase price of Cayman to its individual assets offset by liabilities was supported by an allocation performed by an independent third party-valuation specialist. In addition to the current assets and liabilities that were acquired, certain intangible assets were identified and a portion of the purchase price was allocated to acquired in-process research and development projects. These identified intangible assets are as follows:

•	Developed product technology, which represents the value of Cayman’s proprietary know-how that is technologically feasible as of the acquisition date;

•	Core technology leveraged, which represents the value of Cayman’s research and development projects in process that are leveraged off of Cayman’s previously developed products and technology;

•	Sales channel relationships, which represents the value of Cayman’s established relationships with its ILEC and cable company customers to whom Netopia expects to continue to sell products; and

•
Goodwill, which represents the excess of the Cayman purchase price over the fair value of the underlying net identifiable assets. Included in goodwill is $2.5 million, representing the fair value of the assembled workforce. Pursuant to SFAS No. 141, Business Combinations, the value of such assembled workforce should not be reported separately from goodwill. Also included in goodwill is a $1.2 million liability to fully reserve the excess space at the Cayman facilities resulting from the termination of employees whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition and $1.2 million related to recording the fair value of Cayman inventory purchase commitments. The Company believes that the amount allocated to goodwill appropriately reflects the market value of the amount of purchase price over the fair value of the underlying net identifiable assets based upon the value in the expansion of the Company’s product offerings and expected synergies resulting from the acquisition.

The estimated useful lives of developed product technology, core technology leveraged and sales channel relationships are 5, 6 and 4 years, respectively. Netopia will amortize the value of these identified intangible assets on a straight-line basis over their estimated useful lives.

Cayman was developing new products that qualified as in-process research and development. In-process research and development is defined as acquired research and developments assets that are not currently technologically feasible. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the costs of internally developed products are expensed until the product has established technological feasibility. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when the product has reached the beta version release. Beta products are operative versions of the products that perform all of the major functions planned for the product, and are ready for initial customer testing. Netopia believes that each of the in-process research and development projects acquired are subject to significant further development before they will be available for release to our customers. Developing these products is time consuming, costly and complex and there is a risk that these developments will be late, fail to meet customer or market requirements and may not be competitive with other products using similar or alternative technologies that offer comparable functionality.

The value that was assigned to acquired in-process research and development as part of the Company’s independent third-party valuation was determined by estimating the costs to develop the in-process research and development projects into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the in-process research and development projects were based upon estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Cayman and its competitors.

The rate utilized to discount the net cash flows to their present value was 28% which Netopia believes adequately reflects the nature of the investment and the risk of the underlying cash flows. This discount rate is a weighted average cost of capital based upon a peer group of companies.

(7)    Intangible Assets

Intangible assets consist of amounts allocated to goodwill and other intangible assets in connection with the Company’s acquisitions. Detail of the Company’s intangible assets as of December 31, 2001 is as follows:

	Acquisition date	Amount allocated to goodwill and other intangible assets	Accumulated amortization	Impairment charges	Net value at December 31, 2001
Cayman	October 2001	$15,989	$374	$—	$15,615
WebOrder	March 2000	17,119	7,009	9,592	518
Starnet Technologies	October 1999	21,165	13,255	6,089	1,821
netOctopus	December 1998	961	596	—	365

		$55,234	$21,234	$15,681	$18,319

(8)    Restructuring Costs

During the three months ended December 31, 2001, the Company recorded a restructuring charge of $0.5 million in connection with a reduction in the Company’s workforce of approximately 24 people whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. The charge consisted primarily of employee severance benefits. Details of the restructuring charge is as follows (in thousands):

Total charge	$482
Less:
Amounts paid	256
Non-cash charges	58

Balance at December 31, 2001	$168

(9)    Integration Costs

During the three months ended December 31, 2001, the Company recorded a charge of $0.3 million for integration costs incurred in connection with integrating Cayman’s customers, systems and operations. Details of the charge for integration costs is as follows:

	Customer integration communications	Systems integration	Total
	(in thousands)
Total charge	$269	$40	$309
Less:
Amounts paid	269	—	269

Balance at December 31, 2001	$—	$40	$40

(10)    Long-Term Investments

During the three months ended December 31, 2000, the Company purchased $2.0 million of Series D Preferred stock in MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal year 2000, MegaPath had purchased the Company’s broadband Internet equipment and licensed certain of our Web platform products. Although there is no public market for MegaPath’s stock, the Company believes the market value of these shares is not less than $2.0 million.

During the three months ended September 30, 2000, the Company purchased $2.0 million of Series C Preferred Stock in Everdream. Everdream provides outsourced information technology (IT) expertise, products and services that enable small and medium size businesses to focus on their core competencies. In April 2000, the Company entered into an agreement with Everdream to host a co-branded version of the Company’s eStore platform for Everdream’s customers. Although there is no public market for Everdream’s stock, the Company believes that the market value of these shares is not less than $2.0 million.

PART I.    FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other “forward-looking” information. There will be events in the future that we are not able to predict or over which we have no control, which may adversely affect our future results of operations, financial condition or stock price l. The risk factors listed in this Form 10-Q, as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-Q could seriously harm our business and that upon the occurrence of any of these events, the trading price of our common stock could decline.

Overview

We develop, market and support broadband Internet equipment and Web platform software solutions. Our platforms are designed to enable our telecommunications carrier, distributor and Internet service provider (ISP) customers create and offer expanded broadband service offerings focused on the needs of distributed enterprises, small and medium size businesses, small office/home office professionals, and multi-PC households. These service offerings often include digital subscriber line (DSL) service bundled with back-up, bonding, virtual private networking (VPN), voice over DSL, and eSite and eStore hosting.

Our broadband Internet equipment products consist principally of DSL routers and integrated access devices (IADs) which enable the transmission of data and/or voice over DSL networks as well as Cable Ethernet, T1/Frame Relay, integrated services digital network (ISDN) and dual analog routers. Our Web platform software products consist principally of the eSite, eStore and eCare products, sold through our telecommunications carrier partners that provide Web sites and eCommerce enabled Web sites as well as electronic customer relation management (eCRM) and system management software, and Timbuktu Pro products, primarily sold to enterprise and distribution customers that provide help desk and systems management applications.

We primarily sell our products to:

•
Telecommunication carriers, such as: incumbent local exchange carriers (ILECs), such as SBC, BellSouth and Verizon; competitive local exchange carriers (CLECs), such as Covad and McLeod; Internet service providers (ISPs), such as Business Telecommunications and Onsite Access; Internet Exchange Carriers (IXCs) such as AT&T, Sprint and Worldcom;

•	Distributors, such as Ingram Micro, Softway and Tech Data;

•	Cable companies such as Comcast and AT&T Broadband; and

•	Directly to end-users.

We have historically depended upon the ability of CLECs and ISPs to offer broadband services successfully and become sustainable businesses. Several of our CLEC and ISP customers have incurred operating losses and negative cash flows as they attempted to establish their networks and operations, and filed for protection under the Bankruptcy Act or ceased operations. Most notably, Covad, which currently is our largest CLEC customer, filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. On November 13, 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad announced on December 13, 2001 that it received approval of its reorganization plan from the Bankruptcy Court and emerged from bankruptcy on December 20, 2001 upon closing the SBC funding. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003.

Results of Operations for the Three Months Ended December 31, 2001 and 2000

The following table sets forth for the periods indicated, certain statement of operations data, such data expressed as a percentage of revenues as well as the change from the same period in the prior year.

	Three months ended December 31,				Percentage increase/(decrease) from same period in prior year
	2001		2000
	(in thousands)
Revenues:
Internet equipment	$11,811	74%	$14,845	73%	(20%)
Web platform licenses and services	4,074	26%	5,548	27%	(27%)

Total revenues	15,885	100%	20,393	100%	(22%)

Cost of revenues:
Internet equipment	7,383	47%	9,795	48%	(25%)
Web platform licenses and services	164	1%	201	1%	(18%)

Total cost of revenues	7,547	48%	9,996	49%	(24%)

Gross profit	8,338	52%	10,397	51%	(20%)

Operating expenses:
Research and development	4,148	26%	3,669	18%	13%
Selling and marketing	6,128	39%	7,185	35%	(15%)
General and administrative	973	6%	3,143	15%	(69%)
Restructuring costs	482	3%	—	—	—
Integration costs	309	2%	—	—	—
Acquired in-process research and development	2,150	14%	—	—	—
Amortization of goodwill and other intangible assets	374	2%	2,996	15%	(88%)

Total operating expenses	14,564	92%	16,993	83%	(14%)

Operating loss	(6,226)	(40%)	(6,596)	(32%)	(6%)

Other income (loss):
Loss on impaired securities	—	—	(981)	(5%)	100%
Other income, net	156	1%	973	5%	(84%)

Total other income	156	1%	(8)	(0%)	2,050%

Loss from continuing operations before cumulative effect from adoption of Staff Accounting Bulletin 101	(6,070)	(39%)	(6,604)	(32%)	(8%)

Cumulative effect from adoption of Staff Accounting Bulletin 101	—	—	(1,555)	(8%)	100%

Net loss	$(6,070)	(39%)	$(8,159)	(40%)	(26%)

Revenue

Total revenue for the three months ended December 31, 2001 decreased from the three months ended December 31, 2000 due to declining average selling prices of our broadband Internet equipment and reduced license sales of our Web platform products.

•
Broadband Internet equipment revenue decreased due to declining average selling prices of our broadband Internet equipment, particularly our DSL routers, worldwide as a result of price competition, pricing strategies as we enter new markets and channels and increased percentage of sales of our asynchronous digital subscriber line (ADSL) routers primarily to SBC and BellSouth, customers we acquired in connection with the acquisition of Cayman Systems, Inc. (Cayman) in October 2001. Our ADSL routers have a lower average selling price than our other DSL routers.

•
Web platform revenue decreased due to reduced license sales of our eSite and eStore products and reduced volume license sales of Timbuktu Pro, our system management software, as a result of companies reducing their information technology (IT) spending due to the current macro-economic environment and as a result of the financial difficulties encountered by many of the “.com” customers to whom we licensed our eSite and eStore products. This decrease was partially offset by increased recurring revenue from the hosting of our eSite and eStore products and increased revenue from the “shrink-wrap” version of Timbuktu Pro.

Historically, we have sold our products primarily to CLECs, distributors, ILECs, ISPs and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in such period, along with such data expressed as a percentage of total revenues as well as the change from the same period in the prior year:

	Three months ended December 31,				Percentage increase/(decrease) from same period in prior year
	2001		2000
	(in thousands)
Ingram Micro	$1,928	12%	$1,076	5%	79%
Rhythms Netconnections(a)	—	—	3,520	17%	(100%)
Network Telephone	30	—	2,486	12%	(99%)

(a)	Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to Worldcom in December 2001.

No other customers during the three months ended December 31, 2001 and 2000 accounted for 10% or more of the Company’s total revenues. For the three months ended December 31, 2001, there were four customers who each individually represented at least 5% of our revenues and in the aggregate, accounted for 39% of our total revenues. For the three months ended December 31, 2000, there were five customers who each individually represented at least 5% of our revenues and in the aggregate, accounted for 52% of our total revenues.

The following table sets forth for the periods indicated, revenues by region for such period along with such data expressed as a percentage of total revenues as well as the change from the same period in the prior year:

	Three months ended December 31,				Percentage increase/(decrease) from same period in prior year
	2001		2000
	(in thousands)
Europe	$1,839	12%	$2,923	14%	(37%)
Canada	230	1%	401	2%	(43%)
Asia Pacific and other	311	2%	252	1%	23%

Subtotal international revenue	2,380	15%	3,576	17%	(33%)
United States	13,505	85%	16,817	83%	(20%)

Total revenues	$15,885	100%	$20,393	100%	(22%)

Total revenue for the three months ended December 31, 2001 decreased from the three months ended December 31, 2000 due to declining average selling prices of our broadband Internet equipment as a result of price competition and pricing strategies as we enter new markets and channels and reduced volume license sales of our Timbuktu pro products as a result of companies reducing their IT spending due to the current macro-economic environment.

Cost of Revenues

Cost of revenues consist primarily of material costs related to our contract manufacturing organization and manufacturing variances. Total cost of revenues decreased for the three months ended December 31, 2001 from the three months ended December 31, 2000 primarily as a result of declining material costs for our broadband Internet equipment. Our total gross margin increased to 52% for the three months ended December 31, 2001 from 51% for the three months ended December 31, 2000. Broadband Internet equipment gross margin increased to 37% for the three months ended December 31, 2001 from 34% for the three months ended December 31, 2000. Broadband Internet equipment gross margins increased as a result of the average material cost of our products declining more quickly than the average selling price. Web platform gross margin remained unchanged at 96% for the three months ended December 31, 2001 and 2000.

Our Internet equipment products have a lower average gross margin than our Web platform products. Accordingly, to the extent we sell more Internet equipment than Web platform products, our gross margins would be lower. In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

•	The mix of Internet equipment and Web platform products sold;

•	Pricing strategies;

•	Standard cost changes;

•	New versions of existing products; and

•	External market factors, including, but not limited to, price competition.

Research and Development

Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses increased for the three months ended December 31, 2001 from the three months ended December 31, 2000 primarily due to:

•	Increased research and development headcount and employee related expenses as a result of our acquisition of Cayman and its research and development staff; and

•	Increased depreciation expense as a result of increased capital purchases related to development of our broadband Internet equipment and the acquisition of Cayman’s development assets.

These increases were partially offset by reduced use of third party contractors and reduced product prototyping and design expenses.

We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars for the remainder of fiscal year 2002 and into fiscal year 2003 as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the three months ended December 31, 2000, we capitalized $0.2 million of software development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

Selling and Marketing

Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses decreased for the three months ended December 31, 2001 from the three months ended December 31, 2000 primarily due to:

•	Decreased sales and marketing headcount and employee related expenses as well as decreased travel and entertainment expenses as a result of our restructuring in October 2001; and

•	Decreased marketing programs and activities.

We expect selling and marketing expenses may increase in absolute dollars for the remainder of fiscal year 2002 as we try to expand the channels through which we sell our products and increase the number of customers to whom we sell our products.

General and Administrative

General and administrative expenses consist primarily of employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. General and administrative expenses decreased for the three months ended December 31, 2001 from the three months ended December 31, 2000 primarily due to reduced incremental provisions for doubtful accounts for outstanding accounts receivable owed by our CLEC customers that filed voluntary petitions under the Bankruptcy Act and many of which ceased operations. Included in general and administrative expense during the three months ended December 31, 2000 is $2.0 million of provisions for doubtful accounts, of which $1.7 million was related to the outstanding accounts receivable of Northpoint Communications.

We expect general and administrative expenses will remain relatively unchanged for the remainder of fiscal year 2002.

Restructuring Costs

During the three months ended December 31, 2001, we recorded a charge for restructuring costs of $0.5 million in connection with a reduction in the Company’s workforce of approximately 24 people whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. The charge consisted primarily of employee severance benefits. (See Note 8 of Notes To Condensed Consolidated Financial Statements.)

Integration Costs

During the three months ended December 31, 2001, we recorded a charge of $0.3 million for integration costs incurred in connection with integrating Cayman’s customers, systems and operations. (See Note 9 of Notes To Condensed Consolidated Financial Statements.)

Acquired In-Process Research and Development

Acquired in process research and development represents research and development assets acquired in connection with our acquisition of Cayman that were not technologically feasible at the time of acquisition and had no alternative future use, and as such were expensed at the time of the transaction. (See Note 6 of Notes To Condensed Consolidated Financial Statements.)

Amortization of Goodwill and Other Intangible Assets

For the three months ended December 31, 2001, we amortized the amounts allocated to intangible assets with identifiable lives related to our acquisition of Cayman. (See Note 6 of Notes To Condensed Consolidated Financial Statements.)

For the three months December 30, 2000, amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet, Serus and netOctopus.

We adopted the provisions of SFAS No. 142 on October 1, 2001, and as such, will no longer amortize the amounts allocated to goodwill and other intangible assets with undeterminable lives related to our acquisitions of WebOrder, StarNet and netOctopus, nor will we amortize the amounts allocated to goodwill and other intangible assets with undeterminable lives related to our acquisition of Cayman. (See Note 2 of Notes To Condensed Consolidated Financial Statements.)

Other Income

Other income, net primarily consists of interest income we earn on our cash, cash equivalents and short-term investments in addition to both realized and unrealized gains and losses on foreign currency transactions as well as losses on impaired securities that we deem other than temporary. We recorded a loss on impaired securities in the three months ended December 31, 2000 to reflect the other than temporary decline in the value of our investment in Northpoint. Other income, net decreased for the three months ended December 31, 2001 from the three months ended December 31, 2000 due to our reduced cash, cash equivalents and short-term investments combined with a reduction in interest rates from the prior fiscal year.

Provision for Income Taxes

We did not record an income tax benefit for the three months ended December 31, 2001 and 2000 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our outlook for fiscal year 2002 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in an income tax benefit.

Cumulative Effect from Adoption of Staff Accounting Bulleting 101

In December 1999, the SEC issued SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 in the three months ended December 31, 2000 and recorded a $1.6 million charge to our condensed consolidated statement of operations and $1.6 million in deferred revenue to our balance sheet. (See Note 2 of Notes To Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources

We have funded our operations to date primarily through the public offerings of our common stock. As of December 31, 2001, our principal source of liquidity included cash, cash equivalents and short-term investments of $32.4 million. We currently do not have a line of credit facility.

Operating Activities

Our operating activities generated $3.6 million of cash for the three months ended December 31, 2001. The cash provided by operating activities was primarily due to increases in our accounts payable and the non-cash charge for depreciation and amortization and the non-cash charge for acquired in-process research and development. The cash provided by operations was partially offset by cash used to support our regular operating activities and increased inventory purchases.

Our operating activities used $2.9 million of cash for the three months ended December 31, 2000. The cash used in operating activities was primarily due to supporting our regular operating activities as well as an increase in inventories, accounts receivable, and other current assets, partially offset by increases in deferred revenue and other liabilities.

Investing Activities

Our investing activities used $7.0 million of cash for the three months ended December 31, 2001 primarily due to our acquisition of Cayman in October 2001, our purchase of furniture, fixtures and equipment partially offset by proceeds realized from the sale and maturity of short-term investments.

Cash provided by investing activities of $2.5 million for the three months ended December 31, 2000 was primarily due to proceeds from the sale and maturity of short-term investments, partially offset by purchases of short-term investments, our investment in Megapath Networks, and purchases of furniture, fixtures and equipment.

During the three months ended December 31, 2000, we purchased $2.0 million of Series D Preferred stock in MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal year 2000, MegaPath had purchased our broadband Internet equipment and licensed certain of our Web platform products. Although there is no public market for MegaPath’s stock, we believe the market value of these shares is not less than $2.0 million.

Financing Activities

Our financing activities provided $0.2 million and $0.1 million for the three months ended December 31, 2001 and 2000, respectively, primarily due to the exercise of employee stock options.

We currently depend on our existing cash, cash equivalents and short-term investments of $32.4 million to meet our needs for working capital and believe such amount will be adequate to meet our cash needs for working capital and capital expenditures for the next twelve months. We do not have a line of credit facility nor do we utilize any off-balance sheet financing arrangements. We may require additional capital to finance our future growth and fund our ongoing research and development activities during fiscal 2002 and beyond. If we issue additional stock to raise capital, the percentage ownership in Netopia of our existing stockholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms we believe favorable.

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

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other filings with the SEC, actual results could differ materially from those projected in any forward-looking statements.

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

The success of our broadband Internet equipment depends upon whether telecommunications carriers deploy DSL and other broadband technologies and upon the timing of the deployment of such technologies. Factors that will impact such deployment include:

•	A prolonged approval process by service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

•	The development of a viable business model for DSL and other broadband services, including the capability to market, sell, install and maintain DSL and other broadband services;

•	The ability of our CLEC customers to obtain required capital resources;

•	Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider’s central office;

•	Lack of compatibility of DSL equipment that is supplied by different manufacturers;

•	Evolving industry standards for DSL and other broadband technologies; and

•	Government regulation.

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

Prior to our acquisition of Cayman in October 2001, our most significant customers have been CLECs and ISPs. Since the middle of calendar year 2000, CLECs have experienced significant business difficulties due to an inability to obtain financing to continue to build out their networks. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock. During the last twelve months, three of our CLEC customers, Covad, Rhythms, and Northpoint have demonstrated the following market difficulties:

•
Covad, our largest customer in fiscal year 2001, has reduced its breadth of network build-out and significantly scaled back its operations. In addition, Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. On November 13, 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad announced on December 13, 2001 that it received approval of its reorganization plan from the Bankruptcy Court and emerged from bankruptcy on December 20, 2001 upon closing the SBC funding.Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003;

•
Rhythms announced in January 2001 its intention to reduce the number of markets in which it offers services and significantly scaled back its operations. In addition, Rhythms filed a voluntary petition under the Bankruptcy Act in August 2001, and ceased normal operations during September 2001. In December 2001, WorldCom purchased Rhythms’ key DSL assets. As a result, WorldCom will be able to deliver uninterrupted service to existing Rhythms customers served by the portion of the network that WorldCom is acquiring. However, there is no certainty that WorldCom will continue to purchase our equipment for deployment on the Rhythms network; and

•	Northpoint voluntarily filed for protection under the Bankruptcy Act in January 2001 and subsequently ceased operations during March 2001.

Like the CLECs, ISPs also have struggled in the past year. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, the lack of differentiation has led to significant erosion in the prices charged to customers. Many of our ISP customers such as Mpower Communications, PSINet, Onsite Access and Business Telecommunications, have all experienced business difficulties and some have filed for bankruptcy or ceased operations. PSINet, which had been one of our key ISP customers for the past three years, filed a voluntary petition under the Bankruptcy Act in June 2001, and most of its Canadian subsidiaries filed for protection under similar Canadian statutes. The pricing pressure for ISPs continues to date, and, accordingly, sales of our products to ISPs remain difficult. The financing market for CLECs and ISPs has remained difficult and has been largely closed in calendar year 2001 and the beginning of calendar year 2002, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable.

If we are unable to retain the customers and/or employees and complete the projects acquired in connection with our acquisition of Cayman, our business would be seriously harmed.

We have attempted to expand the channels through which and markets to which we sell our products through our acquisition of Cayman, a privately held developer and supplier of business class broadband gateways consisting primarily of ADSL and cable Ethernet routers. Previously, we had focused on serving the small and medium size business market primarily through the CLEC channels through which we have historically derived a substantial portion of our revenue. The Cayman acquisition expanded our customer base to include Cayman’s existing base of ILEC customers, such as SBC and BellSouth, and Comcast, a leading cable provider. If we are unable to retain the customers and/or employees acquired, maintain the quality of the products we acquired and timely and successfully develop, manufacture and gain market acceptance of the products which were under development at the time of the acquisition, our business will be seriously harmed. The Cayman acquisition has involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business and significant expenses and write-offs. Incremental acquisition related charges including in-process research and development will adversely impact our profitability. Additionally, we may have to record additional acquisition related charges, including the impairment of goodwill, which would adversely impact our profitability. (See Note 6 of Notes to Consolidated Financial Statements.)

The loss of, or decline in, purchases by one or more of our key distributors or customers would result in a significant decline in our revenues.

Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. For the three months ended December 31, 2001, there were four customers who each individually represented at least 5% of our revenues and in the aggregate, accounted for 39% of our total revenues. For fiscal year 2001, our top three customers who each individually represented at least 5% of our total revenues, accounted for approximately 38% of our total revenues. In this period, sales to Covad, Ingram Micro and Rhythms represented approximately 16%, 11% and 11%, respectively, of our total revenues. Covad has incurred operating losses and negative cash flows as it establishes its network and operations. Accordingly, Covad is dependent on continued access to new sources of capital. As a result, Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. On November 13, 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad announced on December 13, 2001 that it received approval of its reorganization plan from the Bankruptcy Court and emerged from bankruptcy on December 20, 2001 upon closing the SBC funding. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003. Additionally, Rhythms, which had been an important customer, filed a voluntary petition under the Bankruptcy Act in August 2001, and ceased normal operations during September 2001. In December 2001, WorldCom purchased Rhythms’ key DSL assets. As a result, WorldCom will be able to deliver uninterrupted service to existing Rhythms customers served by the portion of the network that WorldCom is acquiring. However, there is no certainty that WorldCom will continue to purchase our equipment for deployment on the Rhythms network.

We have a history of losses and negative cash flow from operations. We may incur losses and negative cash flow from operations in the future.

Our failure to significantly increase our revenues or sufficiently reduce our operating expenses will result in continuing losses. We incurred losses from continuing operations of $6.1 million for the three months ended December 31, 2001 and have incurred losses from continuing operations of $41.7 million, $17.6 million and $7.9 million for fiscal years 2001, 2000 and 1999, respectively. Our operations provided $3.6 million of cash for the three months ended December 31, 2001 and have used $5.8 million of cash for fiscal year 2001, provided $0.1 million of cash for fiscal year 2000 and used $8.4 million of cash for fiscal 1999. Even if we reach profitability and maintain positive cash flow from operations, we may not be able to sustain or increase profitability or cash flow from operations on a quarterly or annual basis.

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

It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. In such event, the market price of our common stock may decline significantly. Variations in our operating results will likely be caused by factors related to the operation of our business, including:

•	Variations in the timing and size of orders for our broadband Internet equipment products;

•	Decreases or delays in purchases by significant customers, or loss of customers such as Covad, Ingram Micro, SBC, BellSouth or Comcast;

•	Increased price competition for our broadband Internet equipment products;

•	Our ability to license, and the timing of licenses, of our Web platform products;

•	The growth rate in the number of eSites and eStores that are built using our Web platform products from which we derive revenues;

•
The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband Internet equipment products as a percentage of our total revenues and increased sales of lower margin ADSL products within our family of broadband Internet equipment products.

•	Shifts in the channel fulfilling demand from small, medium and distributed enterprises for DSL services to entities with whom we do not have historical relationships;

•	The price and availability of chip sets for our DSL routers and IADs;

•	The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements; and

•	Our ability to attract and retain key personnel.

These variations may also be caused by factors related to the development of the market for broadband Internet equipment, the market for our Web platform products and the competition we face in these markets, including:

•	The ability of CLECs to obtain required capital resources;

•	The timing, rate and ability of telecommunications service providers to deploy DSL and other broadband services;

•	Anticipated price and promotion competition in the market for broadband Internet equipment and Web platform products;

•	The level of market penetration of our broadband Internet equipment and Web platform products relative to those of our competitors;

•	The timing and rate of deployment of alternative high-speed data transmission technologies, such as cable and high-speed wireless data transmission; and

•	Anticipated increases in competition among producers of eCommerce products, including the impact of products that are available from some of our competitors at no cost.

These variations may also be caused by other factors affecting our business, many of which are substantially outside of the control of our management, including:

•
Foreign currency and exchange rate fluctuations which may make our dollar-denominated products more expensive in those foreign markets where we sell our products in United States dollars or could expose us to currency rate fluctuation risks to the extent we do not adequately hedge these foreign currency sales;

•	Costs associated with future litigation, including securities litigation or litigation relating to the use or ownership of intellectual property;

•	Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies; and

•	General global economic conditions that could adversely affect sales to our customers.

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

We have released a new line of IADs designed to allow for voice and data services over a single DSL line. Our future growth is substantially dependent on the widespread deployment of these integrated voice and data products for combined voice and data services. To date, service providers, including ILECs and CLECs, have not deployed such combined services broadly and the market has grown more slowly than anticipated. Unless such products and services are broadly deployed, our integrated voice and data products and combined services may not have a meaningful commercial impact, which could result in significant variations in our future operating results

Other technologies for the broadband gateway market compete with DSL services.

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

In the past, we have engaged in both acquisitions and divestitures. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet, in March 2000, we acquired WebOrder, and in October 2001, we acquired Cayman. We also entered into an agreement and plan of reorganization in January 2001 under which we agreed to be acquired by Proxim. This agreement was mutually terminated in March 2001. In addition, in August 1998, we sold our LAN Division. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. In September 2001, for example, we recorded a $16.4 million charge for impairment of goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. Incremental acquisition related charges including in-process research and development and amortization of goodwill and other intangibles or divestitures of profitable technologies or products could adversely impact our profitability. The success of these acquisitions depends upon our ability to retain the customers and key employees, and timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

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

There are risks associated with international operations.

Our international operations are subject to a number of difficulties and special costs, including:

•	Costs of customizing products for foreign countries;

•	Laws and business practices favoring local competitors;

•	Dependence on local vendors’

•	Uncertain regulation of electronic commerce;

•	Compliance with multiple, conflicting and changing governmental laws and regulations;

•	Longer sales cycles;

•	Greater difficulty in collecting accounts receivable;

•	Import and export restrictions and tariffs;

•	Difficulties staffing and managing foreign operations;

•	Multiple conflicting tax laws and regulations; and

•	Political and economic instability.

We must also customize our products for local markets. Further, if we establish significant operations overseas, we may incur costs that would be difficult to reduce quickly because of employee-related laws and practices in those countries.

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

For example, in selling our Timbuktu Pro software, we often rely on license cards that are included in our products and are not signed by licensees. Therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries where our products are or may be manufactured or sold, particularly developing countries including various countries in Asia, such as the People’s Republic of China, do not protect our proprietary rights as fully as do the laws of the United States.

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

We provide end users of our products with a two-year limited warranty on our broadband Internet equipment and a 90-day limited warranty on single-user versions of our Timbuktu Pro software. We permit end users to return our broadband Internet equipment and Timbuktu Pro for replacements or for refund of the full purchase price if the products do not perform as warranted. Our other Web platform products are provided on an “as is” basis, and we generally do not offer a warranty on this product. End users of our eSites and eStores generally can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

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

We may require substantial capital to finance our future growth and fund our ongoing research and development activities. Our capital requirements will depend on many factors, including:

•	Acceptance of and demand for our products;

•	The number and timing of acquisitions;

•	The costs of developing new products;

•	The costs associated with expansion; and

•	The extent to which we invest in new technology and research and development projects.

If we issue additional stock or other instruments to raise capital, the percentage ownership in Netopia of existing stockholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Our stock price may be volatile, which may result in substantial losses for our stockholders.

The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results;

•	Changes in securities analysts’ estimates of our financial performance;

•	Changes in market valuations of similar companies;

•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Losses of major customers, major projects with major customers or the failure to complete significant licensing transactions;

•	Additions or departures of key personnel;

•	Fluctuations in the stock market price and volume, which are particularly common among highly volatile securities of companies in our industry;

•	General conditions in the broadband communications industry, in particular the DSL market, or the domestic and worldwide economies;

•	Decreases or delays in purchases by significant customers;

•	A shortfall in revenue or earnings from securities analysts’ expectations or other announcements by securities analysts;

•	Our ability to protect and exploit our intellectual property or defend against the intellectual property rights of others; and

•	Developments in our relationships with customers, distributors and suppliers.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future, we may be a target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

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

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our investment portfolio at December 31, 2001 and 2000. All of our investments mature in twelve months or less.

	December 31, 2001			December 31, 2000
Principal (notional) amounts in United States dollars:	Cost basis	Fair market value	Average interest rate	Cost basis	Fair market value	Average interest rate
	(in thousands)			(in thousands)
Cash equivalents – fixed rate(a)	$30,141	$30,176	1.93%	$36,171	$36,355	6.41%
Short-term investments – fixed rate(b)	—	—	—	15,644	15,893	6.50%

	$30,141	$30,176		$51,815	$52,248

(a)	Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.
(b)	Short-term investments represent the portion of our investment portfolio which mature in greater than or equal to 90 days.

Our market interest rate risk relates primarily to changes in the United States short-term prime interest rate. These changes impact the price and yield of our short-term investments. We minimize this risk by following a policy of portfolio diversification.

Foreign Currency Exchange Risk

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at December 31, 2001 and 2000. These accounts receivable are valued at the United States/Euro exchange rate as of December 31, 2001. The carrying value approximates fair value at December 31, 2001 and 2000.

	December 31, 2001		December 31, 2000
Principal (notional) amounts in United States dollars:	Carrying amount	Exchange rate	Carrying amount	Exchange rate
	(in thousands)		(in thousands)
Accounts receivable denominated in Euros	$1,411	0.8915	$2,421	0.9424

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at December 31, 2001 and 2000. The carrying value approximates fair value at December 31, 2001 and 2000.

	December 31, 2001			December 31, 2000
Principal (notional) amounts in Euros:	Carrying amount	Spot rate	Settlement date	Carrying amount	Spot rate	Settlement date
	(in thousands)			(in thousands)
Currency exchange forward contract # 1	$44	0.8904	January 2002	$729	0.8576	January 2001
Currency exchange forward contract # 2	$223	0.8743	January 2002	$773	0.8586	February 2001
Currency exchange forward contract # 3	$131	0.8728	February 2002	$620	0.8857	March 2001

Our foreign currency exchange risk relates to changes in the value of the Euro relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description

10.12	Netopia, Inc. 2002 Equity Incentive Plan; as adopted by the Netopia Board of Directors on December 13, 2001 and approved by the Netopia shareholders on January 30, 2002.

(b)  During the three months ended December 31, 2001, we filed the following reports on Form 8-K:

•
On October 17, 2001, we filed a report on Form 8-K reporting: Item 2 – Acquisition or Disposition of Assets; and Item 7 – Financial Statements and Exhibits, announcing the completion of the Cayman acquisition. Although there were no financial statements filed as part of this Form 8-K, we stated that we would provide the financial statements and pro forma financial information required by Item 7 of Form 8-K within 60 days of the date that the Form 8-K is required to be filed with the United States Securities and Exchange Commission.

•
On November 6, 2001, we filed a report on Form 8-K reporting: Item 5 – Other Events, announcing the appointment of Bob Lee as a member of our Board of Directors; and Item 7 – Financial Statements and Exhibits, which included as an exhibit, the press release dated November 6, 2001 announcing Mr. Lee’s appointment.

•
On December 21, 2001, we filed a report on Form 8-K reporting: Item 7 – Financial Statements, Pro Forma Information and Exhibits, which included the audited financial statements and related documents of Cayman Systems, Inc. as well as the required unaudited pro forma financial information relating to the Cayman acquisition.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2002	NETOPIA, INC. (Registrant)

	By:	/S/ WILLIAM D. BAKER
William D. Baker Senior Vice President and Chief Financial Officer