Form 10-Q
period 2002-03-31
NETOPIA INC
filed 2002-05-15
CIK 1012482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-28450

Netopia, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3033136
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

2470 Mariner Square Loop
Alameda, California 94501
(Address of principal executive offices, including Zip Code)

(510) 814-5100
(Registrant’s telephone number, including area code)

Indicate by ✓ check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ✓	No

As of March 31, 2002 there were 18,615,173 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.
Form 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2002	September 30, 2001
	(unaudited)	(audited)
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$26,127	$35,703
Short-term investments	1,029	13,293
Trade accounts receivable less allowance for doubtful accounts and returns of $1,200 at March 31, 2002 and $641 at September 30, 2001	10,661	9,550
Inventories, net	6,145	7,156
Prepaid expenses and other current assets	1,512	1,634

Total current assets	45,474	67,336
Furniture, fixtures and equipment, net	6,447	5,770
Intangible assets, net	18,888	2,758
Long-term investments	2,600	4,000
Deposits and other assets	2,025	2,848

	$75,434	$82,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,679	$4,713
Accrued compensation	2,363	2,148
Accrued liabilities	2,832	1,116
Deferred revenue	2,103	2,589
Other current liabilities	122	177

Total current liabilities	15,099	10,743
Long-term liabilities	87	256

Total liabilities	15,186	10,999

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 18,615,173 and 18,076,812 shares issued and outstanding at March 31, 2002 and September 30, 2001, respectively	18	17
Additional paid-in capital	147,047	144,886
Accumulated deficit	(86,817)	(73,190)

Total stockholders’ equity	60,248	71,713

	$75,434	$82,712

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Revenues:
Internet equipment	$11,239	$16,458	$23,050	$31,303
Web platform licenses and services	4,470	4,370	8,544	9,918

Total revenues	15,709	20,828	31,594	41,221
Cost of revenues:
Internet equipment	7,928	10,845	15,311	20,640
Web platform licenses and services	146	225	310	426

Total cost of revenues	8,074	11,070	15,621	21,066

Gross profit	7,635	9,758	15,973	20,155
Operating expenses:
Research and development	4,348	3,263	8,495	6,932
Selling and marketing	5,975	7,504	12,102	14,689
General and administrative	1,267	1,360	2,241	4,503
Restructuring costs	—	1,073	482	1,073
Integration costs	—	—	309	—
Terminated merger costs	—	2,640	—	2,640
Acquired in-process research and development	1,908	—	4,058	—
Amortization of intangible assets	374	2,996	749	5,992

Total operating expenses	13,872	18,836	28,436	35,829

Operating loss	(6,237)	(9,078)	(12,463)	(15,674)
Other income (loss):
Loss on impaired securities	(1,400)	(19)	(1,400)	(1,000)
Other income, net	80	588	236	1,561

Total other income (loss), net	(1,320)	569	(1,164)	561

Loss from continuing operations before cumulative effect from adoption of Staff Accounting Bulletin 101	(7,557)	(8,509)	(13,627)	(15,113)
Cumulative effect from adoption of Staff Accounting Bulletin 101	—	—	—	(1,555)

Net loss	$(7,557)	$(8,509)	$(13,627)	$(16,668)

Per share data, net loss:
Basic and diluted net loss per share	$(0.41)	$(0.48)	$(0.75)	$(0.94)

Shares used in the per share calculations	18,255	17,819	18,173	17,712

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended March 31,
	2002	2001
	(in thousands)

Cash flows from operating activities:
Net loss	$(13,627)	$(16,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,077	7,560
Charge for acquired in-process research and development	4,058	—
Unrealized loss on impaired securities	1,400	1,000
Changes in allowance for doubtful accounts and returns on trade accounts receivable	559	(81)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,671)	2,606
Inventories	1,011	29
Prepaid expenses and other current assets	122	815
Deposits and other assets	3	63
Accounts payable and accrued liabilities	3,406	(495)
Deferred revenue	(632)	681
Other liabilities	1,412	(801)

Net cash provided by (used in) operating activities	118	(5,291)

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(3,539)	(2,390)
Capitalization of software development costs	—	(564)
Acquisition of intangibles	(19,096)	(100)
Purchase of long-term investment	—	(2,000)
Purchase of short-term investments	(848)	(26,896)
Proceeds from the sale and maturity of short-term investments	13,113	34,272

Net cash provided by (used in) investing activities	(10,370)	2,322

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	676	1,376

Net cash provided by financing activities	676	1,376

Net decrease in cash and cash equivalents	(9,576)	(1,593)
Cash and cash equivalents, beginning of period	35,703	37,839

Cash and cash equivalents, end of period	$26,127	$36,246

Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock equivalents for consulting services	$—	$16

Issuance of common stock for acquired in process research and development	$1,485	$—

See accompanying notes to unaudited condensed consolidated financial statements

NETOPIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in the Company’s opinion are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (SEC). The consolidated results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2002.

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis and be expensed against earnings when the implied fair value of a reporting unit is less than its carrying amount. The Company elected to early adopt SFAS No. 142 as of October 1, 2001. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill continued through September 30, 2001, but ceased commencing on October 1, 2001. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. The Company has completed its tests for goodwill impairment and found that no impairment existed as of October 1, 2002. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements. Going forward, the Company will perform the annual impairment test required by SFAS No. 142 in its fiscal fourth quarter.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 effective October 1, 2002. The effect of adopting this statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

(3)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventories consisted of the following:

	March 31, 2002	September 30, 2001
	(in thousands)
Raw materials	$3,565	$3,530
Work in process	98	927
Finished goods	2,482	2,699

	$6,145	$7,156

(4)	Net Loss Per Share

Basic net loss per share (EPS) is based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. Potentially dilutive common equivalent shares have been excluded from the computation of diluted EPS for the three and six months ended March 31, 2002 and 2001 since their effect on EPS is antidilutive due to the losses incurred in each period. The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net loss	$(7,557)	$(8,509)	$(13,627)	$(16,668)
Weighted average number of common stock outstanding	18,255	17,819	18,173	17,712
Basic and diluted net loss per share	$(0.41)	$(0.48)	$(0.75)	$(0.94)

Potentially dilutive common equivalent shares which were excluded from the computation of diluted EPS consisted of options to purchase common stock totaling 6,493,292 shares for the three and six months ended March 31, 2002; 4,905,845 shares for the three and six months ended March 31, 2001; and a warrant to purchase common stock totaling 5,000 shares for the three and six months ended March 31, 2001.

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

The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

	Three months ended March 31,
	2002			2001
	Internet Equipment	Web Platforms	Total	Internet Equipment	Web Platforms	Total
	(in thousands)
Revenue	$11,239	$4,470	$15,709	$16,458	$4,370	$20,828
Cost of revenues	7,928	146	8,074	10,845	225	11,070

Gross profit	3,311	4,324	7,635	5,613	4,145	9,758
Gross margin	29%	97%	49%	34%	95%	47%
Unallocated operating expenses			13,872			18,836

Operating loss			$(6,237)			$(9,078)

	Six months ended March 31,
	2002			2001
	Internet Equipment	Web Platforms	Total	Internet Equipment	Web Platforms	Total
	(in thousands)
Revenue	$23,050	$8,544	$31,594	$31,303	$9,918	$41,221
Cost of revenues	15,311	310	15,621	20,640	426	21,066

Gross profit	7,739	8,234	15,973	10,663	9,492	20,155
Gross margin	34%	96%	51%	34%	96%	49%
Unallocated operating expenses			28,436			35,829

Operating loss			$(12,463)			$(15,674)

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

	Three months ended March 31,				Six months ended March 31,
	2002		2001		2002		2001
	(in thousands)
Europe	$2,778	18%	$3,074	15%	$4,617	15%	$5,997	15%
Canada	406	3%	257	1%	636	2%	658	2%
Asia Pacific and other	600	4%	301	1%	911	3%	553	1%

Subtotal international revenue	3,784	24%	3,632	17%	6,164	20%	7,208	18%
United States	11,925	76%	17,196	83%	25,430	80%	34,013	82%

Total revenues	$15,709	100%	$20,828	100%	$31,594	100%	$41,221	100%

Customer Information

Historically, the Company has sold its products to competitive local exchange carriers (CLECs), distributors, incumbent local exchange carriers (ILECs), Internet service providers (ISPs) and directly to end-users. Disaggregated financial information regarding the Company’s customers who accounted for 10% or more of the Company’s revenue is as follows:

	Three months ended March 31,				Six months ended March 31,
	2002		2001		2002		2001
	(in thousands)
Ingram Micro	$2,003	13%	$2,461	12%	$3,932	12%	$3,537	9%
Covad Communications	1,952	12	3,696	18	3,418	11	3,946	10
Innotrac	1,875	12	116	1	3,341	11	116	—
Rhythms NetConnections [a]	—	—	3,318	16	—	—	6,839	17

[a]	Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to WorldCom Group in December 2001.

No other customers during the three and six months ended March 31, 2002 and 2001 accounted for 10% or more of the Company’s total revenues. The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

	Accounts receivable balances at March 31,
	2002		2001
	(in thousands)
Ingram Micro	$1,368	11%	$1,726	10%
Covad Communications	162	1	1,842	11
Rhythms NetConnections	—	—	2,035	12
Innotrac	1,889	15	—	—

(6)	Acquisitions

DoBox, Inc. (DoBox)

On March 29, 2002, the Company closed a transaction to purchase substantially all of the assets and assume certain liabilities of DoBox, a developer of broadband gateway parental control, content filtering and family firewall software. The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was $1.7 million, based upon consideration paid at closing. The aggregate purchase price included:

•	300,000 shares of the Company’s common stock;

•	$0.1 million in cash in severance benefits to DoBox employees that were not retained; and

•	$0.1 million in cash for the Company’s transaction costs including legal, accounting and other professional services.

The Company also assumed certain other liabilities of DoBox.

The Company allocated the entire purchase price of DoBox, as supported by an independent third-party valuation analysis, to acquired in-process research and development on the basis that the purchase of DoBox did not constitute the purchase of a business, as defined by Emerging Issues Task Force 98-3 (EITF 98-3). EITF 98-3 states:

“A business is a self-sustaining set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues. For a transferred set of activities and asset to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs customers.”

The Company concluded that DoBox was not producing any outputs as it did not have any products it was selling to generate revenues. EITF 98-3 mentions that if any of the excluded items necessary to produce outputs will only require a minor level of investment (financial or otherwise), the transferred set is capable of continuing normal operations and is a business. At the time of the acquisition, there was significant research, development and testing that remained before a product could be released and sold. As the acquisition did not qualify as a business it was, therefore, a purchase of assets.

Due to the fact that the DoBox did not have any customers and there was a significant level of research and development that remained to produce a product, it was determined that the Company was essentially purchasing in-process research and development. As such, the Company charged to expense the excess of the purchase price paid over the net tangible assets of DoBox.

Cayman Systems, Inc. (Cayman)

On October 11, 2001, the Company and Cayman, a Massachusetts corporation, consummated a merger (the Merger) whereby Amazon Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Netopia (Merger Sub), was merged with and into Cayman pursuant to an Agreement and Plan of Merger and Reorganization (the Merger Agreement) dated as of September 19, 2001, as amended. Cayman, a developer and supplier of business class broadband gateways, has survived the Merger as a wholly-owned subsidiary of Netopia.

The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was $14.8 million, based on the consideration paid at closing. The aggregate purchase price included:

•	$6.0 million in cash in exchange for all of Cayman’s outstanding equity, including in-the-money stock options;

•	$4.2 million in cash in exchange for all of Cayman’s outstanding convertible debt;

•	$2.4 million in cash to satisfy an outstanding credit line of Cayman;

•	$0.9 million in cash in fees to Cayman’s investment bankers, attorneys and accountants;

•	$0.6 million in cash for the Company’s transaction costs including legal, accounting and other professional services; and

•	$0.7 million cash in severance benefits to Cayman employees that were not retained.

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

The allocation of the purchase price is based upon the Company’s estimates of the fair value of the tangible and intangible assets acquired and is as follows:

	Amount	Annual amortization	Useful life
	(in thousands)
Current assets	$4,490	n/a	n/a
Long-term assets	895	n/a	n/a
Current liabilities	(9,543)	n/a	n/a
Identified intangible assets:
Developed product technology	1,120	$224	5 years
Core technology leveraged	5,570	928	6 years
Sales channel relationships	1,380	345	4 years
Goodwill	8,763	n/a	n/a
Acquired in-process research and development	2,150	n/a	n/a

Total purchase price	$14,825	$1,497

The allocation of the total purchase price of Cayman to its individual assets offset by liabilities was supported by an independent third party-valuation analysis. In addition to the current assets and liabilities that were acquired, certain intangible assets were identified and a portion of the purchase price was allocated to acquired in-process research and development projects. These identified intangible assets are as follows:

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

For comparative purposes the following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations of the Company for the three and six months ended March 31, 2002 and 2001, giving effect to the Cayman acquisition and assuming that Cayman had been acquired as of the beginning of the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Revenue—as reported	$15,709	$20,828	$31,594	$41,221
Revenue—pro forma	$15,709	$24,849	$31,594	$48,463
Net loss—as reported	$(7,557)	$(8,509)	$(13,627)	$(16,668)
Net loss—pro forma	$(7,557)	$(11,848)	$(11,477)	$(24,304)
Basic and diluted net loss per share—as reported	$(0.41)	$(0.48)	$(0.75)	$(0.94)
Basic and diluted net loss per share—pro forma	$(0.41)	$(0.67)	$(0.63)	$(1.37)
Shares used in the per share calculations—as reported	18,255	17,819	18,173	17,712
Shares used in the per share calculations—pro forma	18,255	17,819	18,173	17,712

The pro forma revenue figures set forth above for the three and six months ended March 31, 2001 have been adjusted to include $4.0 million and $7.2 million, respectively, of Cayman revenue for such periods.

The pro forma net loss figure set forth above for the six months ended March 31, 2002 has been adjusted to exclude the $2.2 million charge for acquired in-process research and development related to the Cayman acquisition. The pro forma net loss figures set forth above for the three and six months ended March 31, 2001 have been adjusted to include $0.4 million and $0.7 million, respectively, for amortization of intangible assets related to the Cayman acquisition for each period.

These pro forma results are not necessarily indicative of what would have occurred if the Cayman acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from the combined operations during the periods presented.

(7)	Intangible Assets

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations,” and on October 1, 2001, the Company early adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level.

In accordance with SFAS No. 142, the Company completed the transitional impairment test of intangible assets during the three months ended March 31, 2002. That effort, and preliminary assessments of the Company’s identifiable intangible assets, indicate no adjustment was required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

The Company’s intangible assets consist primarily of amounts allocated to identifiable intangible assets and goodwill in connection with the Company’s acquisitions.

Detail of the Company’s identifiable intangible assets as of March 31, 2002 is as follows:

	Acquisition date	Balance at September 30, 2001	Identifiable intangible assets acquired during the period	Accumulated amortization	Balance at March 31, 2002
	(in thousands)
Cayman	October 2001	$—	$8,070	$749	$7,321

Aggregate amortization expense of intangible assets was $0.4 million and $0.8 million for the three and six months ended March 31, 2002. There was no impairment loss recorded during the three months ended March 31, 2002.

Detail of the Company’s goodwill as of March 31, 2002 is as follows:

	Acquisition date	Balance at September 30, 2001	Goodwill acquired during the period	Balance at March 31, 2002
Cayman	October 2001	$—	$8,763	$8,763
WebOrder	March 2000	572	(54)	518
Starnet Technologies	October 1999	1,821	—	1,821
netOctopus	December 1998	365	100	465

		$2,758	$8,809	$11,567

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred at the beginning of the six-month period ended March 31, 2001:

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net loss:
As reported	$(7,557)	$(8,509)	$(13,627)	$(16,668)
Amortization of goodwill	—	1,230	—	2,460

Adjusted net loss	$(7,557)	$(7,279)	$(13,627)	$(14,208)

Basic and diluted net loss per share:
As reported	$(0.41)	$(0.48)	$(0.75)	$(0.94)
Amortization of goodwill	—	0.07	—	0.14

Adjusted basic and diluted net loss per share	$(0.41)	$(0.41)	$(0.75)	$(0.80)

(8)	Restructuring Costs

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

Total charge	$482
Less:
Amounts paid	256
Non-cash charges	58

Balance at December 31, 2001	168
Less amounts paid	11

Balance at March 31, 2002	$157

(9)	Integration Costs

During the three months ended December 31, 2001, the Company recorded a charge of $0.3 million for integration costs incurred in connection with integrating Cayman’s customers, systems and operations. Details of the charge for integration costs is as follows:

	Customer integration communications	Systems integration	Total
	(in thousands)
Total charge	$269	$40	$309
Less amounts paid	269	—	269

Balance at December 31, 2001	—	40	40
Less amounts paid	—	12	12

Balance at March 31, 2002	$—	$28	$28

(10)	Long-Term Investments

During the three months ended December 31, 2000, the Company purchased $2.0 million of Series D Preferred stock in MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal year 2000, MegaPath had purchased the Company’s broadband Internet equipment and licensed certain of our Web platforms products. During the three months ended March 31, 2002, the Company recorded a $1.4 million unrealized loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the recent valuation of MegaPath based upon its most recent round of financing. During April 2002, the Company purchased $0.4 million of Series E Preferred stock in MegaPath.

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

(11)	Employee Stock Purchase Plan

An amendment to the Company's Employee Stock Purchase Plan was approved at the Company's Annual Meeting of Stockholders in January 2002 to increase the number of shares of common stock available for issuance under the plan by 650,000 shares.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other “forward-looking” information. There will be events in the future that we are not able to predict or over which we have no control, which may adversely affect our future results of operations, financial condition or stock price. The risk factors listed in this Form 10-Q, as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-Q could seriously harm our business and that upon the occurrence of any of these events, the trading price of our common stock could decline.

Overview

We develop, market and support broadband Internet equipment and Web platforms software solutions. Our platforms are designed to enable our telecommunications carrier, distributor and Internet service provider (ISP) customers to create and offer expanded broadband service offerings focused on the needs of distributed enterprises, small and medium size businesses, small office/home office professionals, and multi-PC households. These service offerings allow our customers to lower their support costs and increase their average revenue per user and often include digital subscriber line (DSL) service bundled with back-up, bonding, virtual private networking (VPN), and voice over DSL, as well as eSite and eStore hosting and eSupport services.

Our broadband Internet equipment products consist principally of DSL routers, smart modems and integrated access devices (IADs) which enable the transmission of data and/or voice over DSL networks as well as Cable Ethernet, T1/Frame Relay, integrated services digital network (ISDN) and dual analog routers. Our Web platforms software products consist principally of the eSite, eStore and eCare products, sold through our telecommunications carrier partners that provide Web sites and eCommerce enabled Web sites as well as electronic customer relation management (eCRM) and system management software, and Timbuktu Pro products, primarily sold to enterprise and distribution customers that provide help desk and systems management applications.

We primarily sell our products to:

•
Telecommunication carriers, such as: incumbent local exchange carriers (ILECs), such as SBC, BellSouth and Verizon; competitive local exchange carriers (CLECs), such as Covad and McLeod; Internet service providers (ISPs), such as Business Telecommunications and Onsite Access; Internet Exchange Carriers (IXCs) such as AT&T, Sprint and WorldCom;

•	Distributors, such as Ingram Micro, Softway and Tech Data;

•	Cable companies; and

•	Directly to end-users.

Historically, we have depended upon the ability of CLECs and ISPs to offer broadband services successfully and become sustainable businesses. Several of our CLEC and ISP customers have incurred operating losses and negative cash flows as they attempted to establish their networks and operations, and filed for protection under the Bankruptcy Act or ceased operations. Most notably, Covad, which currently is our largest CLEC customer, filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. In November 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad emerged from bankruptcy in December 2001 upon closing the SBC funding. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003.

Results of Operations for the Three and Six Months Ended March 31, 2002 and 2001

The following table sets forth for the periods indicated, certain statement of operations data, such data expressed as a percentage of revenues as well as the change from the same period in the prior year.

	Three months ended March 31,						Percent increase/ (decrease)		Six months ended March 31,						Percent increase/ (decrease)
	2002			2001					2002			2001
	(in thousands)								(in thousands)
Revenues:
Internet equipment	$11,239	72%		$16,458	79%		(32%	)	$23,050	73%		$31,303	76%		(26%	)
Web platform licenses and services	4,470	28%		4,370	21%		2%		8,544	27%		9,918	24%		(14%	)

Total revenues	15,709	100%		20,828	100%		(25%	)	31,594	100%		41,221	100%		(23%	)
Cost of revenues:
Internet equipment	7,928	50%		10,845	52%		(27%	)	15,311	48%		20,640	50%		(26%	)
Web platform licenses and services	146	1%		225	1%		(35%	)	310	1%		426	1%		(27%	)

Total cost of revenues	8,074	51%		11,070	53%		(27%	)	15,621	49%		21,066	51%		(26%	)

Gross profit	7,635	49%		9,758	47%		(22%	)	15,973	51%		20,155	49%		(21%	)
Operating expenses:
Research and development	4,348	28%		3,263	16%		33%		8,495	27%		6,932	17%		23%
Selling and marketing	5,975	37%		7,504	36%		(20%	)	12,102	38%		14,689	36%		(18%	)
General and administrative	1,267	8%		1,360	7%		(7%	)	2,241	7%		4,503	11%		(50%	)
Restructuring costs	—	—		1,073	5%		(100%	)	482	2%		1,073	3%		(55%	)
Integration costs	—	—		—	—		—		309	1%		—	—		—
Terminated merger costs	—	—		2,640	13%		(100%	)	—	—		2,640	6%		(100%	)
Acquired in-process research and development	1,908	12%		—	—		—		4,058	13%		—	—		—
Amortization of intangible assets	374	2%		2,996	14%		(88%	)	749	2%		5,992	15%		(88%	)

Total operating expenses	13,872	88%		18,836	90%		(26%	)	28,436	90%		35,829	87%		(21%	)

Operating loss	(6,237)	(39%	)	(9,078)	(43%	)	(31%	)	(12,463)	(39%	)	(15,674)	(38%	)	(20%	)
Other income (loss):
Loss on impaired securities	(1,400)	(9%	)	(19)	0%		7,268%		(1,400)	(4%	)	(1,000)	(2%	)	40%
Other income, net	80	1%		588	3%		(86%	)	236	1%		1,561	4%		(85%	)

Total other income (loss), net	(1,320)	(8%	)	569	3%		(332%	)	(1,164)	(3%	)	561	(2%	)	(307%	)

Loss from continuing operations before cumulative effect from adoption of Staff Accounting Bulletin 101	(7,557)	(47%	)	(8,509)	(40%	)	(11%	)	(13,627)	(42%	)	(15,113)	(40%	)	(10%	)
Cumulative effect from adoption of Staff Accounting Bulletin 101	—	—		—	—		—		—	—		(1,555)	(4%	)	(100%	)

Net loss	$(7,557)	(47%	)	$(8,509)	(40%	)	(11%	)	$(13,627)	(42%	)	$(16,668)	(44%	)	(18%	)

REVENUE

Broadband Internet Equipment

For the three and six months ended March 31, 2002, broadband Internet equipment revenue decreased due to declining sales volumes and average selling prices of our broadband Internet equipment, particularly our DSL routers. Our sales volumes have declined as a result of financial difficulties experienced by many of our CLEC customers, to whom we have historically sold our broadband Internet equipment, and reduced sales to SBC as a result of SBC’s on-hand inventory levels and planned transition to new products offered by vendors of broadband Internet equipment. Our average selling prices have declined due to price competition, pricing strategies, and increased percentage of sales of our asynchronous digital subscriber line (ADSL) routers which have a lower average selling price than our other DSL routers. Sales of our ADSL routers have increased as a percentage of revenues primarily due to sales to BellSouth, a customer we acquired in connection with the acquisition of Cayman Systems, Inc. (Cayman) in October 2001, and our relationship with a new customer in Europe.

Web Platform Licenses and Services

For the three months ended March 31, 2002, Web platforms revenue increased due to increased recurring revenue and services related to the licensing and hosting of our eSite and eStore products as we move to a recurring revenue model for the sale of such products. This increase was partially offset by reduced volume license sales of our eSite and eStore products and reduced volume license sales of Timbuktu Pro, our system management software, as a result of companies reducing their information technology (IT) spending due to the current macro-economic environment and as a result of the financial difficulties encountered by many of the “.com” customers to whom we licensed our eSite and eStore products.

For the six months ended March 31, 2002, Web platforms revenue decreased due to reduced license sales of our eSite and eStore products and reduced volume license sales of Timbuktu Pro as a result of the factors described above. This decrease was partially offset by increased recurring revenue and services related to the licensing and hosting of our eSite and eStore products.

Customer Information

Historically, we have sold our products primarily to CLECs, distributors, ILECs, ISPs and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in such period, along with such data expressed as a percentage of total revenues as well as the change from the same period in the prior year:

	Three months ended March 31,				Percent increase/ (decrease)	Six months ended March 31,				Percent increase/ (decrease)
	2002		2001			2002		2001
	(in thousands)					(in thousands)
Ingram Micro	$2,003	13%	$2,461	12%	(19%)	$3,932	12%	$3,537	9%	11%
Covad Communications	1,952	12	3,696	18	(47)	3,418	11	3,946	10	(13)
Innotrac	1,875	12	116	1	1,516	3,341	11	116	—	2,780
Rhythms NetConnections(a)	—	—	3,318	16	(100)	—	—	6,839	17	(100)

[a]	Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to WorldCom Group in December 2001.

No other customers during the three and six months ended March 31, 2002 and 2001 accounted for 10% or more of our total revenues. The following table sets forth for the periods indicated, the number of customers who each individually represented at least 5% of our revenues:

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Number of customers who each individually represented at least 5% of our revenues	3	4	3	6
Percent of total revenue	37%	52%	34%	55%

Region Information

The following table sets forth for the periods indicated, revenues by region for such period along with such data expressed as a percentage of total revenues as well as the change from the same period in the prior year:

	Three months ended March 31,				Percent increase/ (decrease)		Six months ended March 31,				Percent increase/ (decrease)
	2002		2001				2002		2001
	(in thousands)						(in thousands)
Europe	$2,778	18%	$3,074	15%	(10%	)	$4,617	15%	$5,997	15%	(23%	)
Canada	406	3%	257	1%	58%		636	2%	658	2%	(3%	)
Asia Pacific and other	600	4%	301	1%	99%		911	3%	553	1%	65%

Subtotal international revenue	3,784	24%	3,632	17%	4%		6,164	20%	7,208	18%	(14%	)
United States	11,925	76%	17,196	83%	(31%	)	25,430	80%	34,013	82%	(25%	)

Total revenue	$15,709	100%	$20,828	100%	(25%	)	$31,594	100%	$41,221	100%	(23%	)

COST OF REVENUES

Cost of revenues consist primarily of material costs related to our contract manufacturing operations and manufacturing variances. Total cost of revenues decreased for the three and six months ended March 31, 2002 from the three and six months ended March 31, 2001 primarily as a result of declining sales volumes and declining material costs for our broadband Internet equipment.

For the three months ended March 31, 2002, our total gross margin increased to 49% from 47% for the three months ended March 31, 2001 as a result of the increased proportion of revenues from our higher margin Web platforms products. Broadband Internet equipment gross margin decreased to 29% for the three months ended March 31, 2002 from 34% for the three months ended March 31, 2001 due to increased sales of lower margin ADSL products, declining average selling prices as a result of price competition and pricing strategies as we enter new markets and expand our customer base, as well as reduced sales of dedicated router products which carry a higher gross margin than our DSL products. Web platforms gross margin increased to 97% for the three months ended March 31, 2002 from 95% for the three months ended March 31, 2001 as a result of our ability to reduce our costs related to supporting and provisioning our eSite and eStore products.

For the six months ended March 31, 2002, our total gross margin increased to 51% from 49% for the six months ended March 31, 2001 as a result of the increased proportion of revenues from our higher margin Web platforms products. Broadband Internet equipment gross margin remained unchanged at 34% for the six months ended March 31, 2002 and 2001 and Web platforms gross margin remained unchanged at 96% for the six months ended March 31, 2002 and 2001.

Our Internet equipment products have a lower average gross margin than our Web platforms products. Accordingly, to the extent we sell more Internet equipment than Web platforms products, our gross margins would be lower. In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

•	The mix of Internet equipment and Web platforms products sold;

•	Pricing strategies;

•	Standard cost changes;

•	New versions of existing products; and

•	External market factors, including, but not limited to, price competition.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses increased for the three and six months ended March 31, 2002 from the three and six months ended March 31, 2001 primarily due to:

•	Increased research and development headcount and employee related expenses as a result of our acquisition of Cayman and its research and development staff; and

•	Increased depreciation expense as a result of increased capital purchases related to development of our broadband Internet equipment and the acquisition of Cayman’s development assets.

These increases were partially offset by reduced product prototyping and design expenses. Additionally, the use of third party contractors was reduced for the six months ended March 31, 2002 from the six months ended March 31, 2001.

We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars for the remainder of fiscal year 2002 and into fiscal year 2003 as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the six months ended March 31, 2001, we capitalized $0.6 million of software development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

SELLING AND MARKETING

Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses decreased for the three and six months ended March 31, 2002 from the three and six months ended March 31, 2001 primarily due to:

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. General and administrative expenses decreased for the three and six months ended March 31, 2002 from the three and six months ended March 31, 2001 primarily due to:

•
Reduced provisions for doubtful accounts for outstanding accounts receivable owed by our CLEC customers that filed voluntary petitions under the Bankruptcy Act and many of which ceased operations. Included in general and administrative expense for the six months ended March 31, 2001 is $2.0 million of provisions for doubtful accounts, of which $1.7 million was related to the outstanding accounts receivable of NorthPoint Communications; and

•	Decreased general and administrative headcount and employee related expenses.

During the six months ended March 31, 2002, in a private transaction whereby we sold our claim the the NorthPoint bankruptcy proceedings, we recovered approximately $0.2 million of the $1.7 million NorthPoint receivable for which we had recorded a provision for doubtful accounts in the six months ended March 31, 2001. We expect general and administrative expenses will remain relatively unchanged for the remainder of fiscal year 2002.

RESTRUCTURING COSTS

During the three months ended December 31, 2001, we recorded a charge for restructuring costs of $0.5 million in connection with a reduction in the Company’s workforce of approximately 24 people whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. The charge consisted primarily of employee severance benefits. (See Note 8 of Notes To Unaudited Condensed Consolidated Financial Statements.)

INTEGRATION COSTS

During the three months ended December 31, 2001, we recorded a charge of $0.3 million for integration costs incurred in connection with integrating Cayman’s customers, systems and operations. (See Note 9 of Notes To Unaudited Condensed Consolidated Financial Statements.)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Acquired in process research and development represents research and development assets acquired in connection with our acquisitions of Cayman and DoBox that were not technologically feasible at the time of acquisition and had no alternative future use, and as such were expensed at the time of the transaction. (See Note 6 of Notes To Unaudited Condensed Consolidated Financial Statements.)

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

For the three and six months ended March 31, 2002, we amortized the amounts allocated to intangible assets with identifiable lives related to our acquisition of Cayman. (See Note 6 of Notes To Unaudited Condensed Consolidated Financial Statements.)

For the three and six months March 31, 2001, amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet, Serus and netOctopus.

We adopted the provisions of SFAS No. 142 on October 1, 2001, and as such, will no longer amortize the amounts allocated to goodwill and other intangible assets with undeterminable lives related to our acquisitions of WebOrder, StarNet and netOctopus, nor will we amortize the amounts allocated to goodwill and other intangible assets with undeterminable lives related to our acquisition of Cayman. (See Note 2 of Notes To Unaudited Condensed Consolidated Financial Statements.)

OTHER INCOME (LOSS)

Other income (loss), net primarily consists of interest income we earn on our cash, cash equivalents and short-term investments in addition to both realized and unrealized gains and losses on foreign currency transactions as well as losses on impaired securities that we deem other than temporary.

For the three and six months ended March 31, 2002, loss on impaired securities reflects the other than temporary decline in the value of our investment in MegaPath. For the three and six months ended March 31, 2001, loss on impaired securities reflects the loss of our investment in NorthPoint.

Other income, net decreased for the three and six months ended March 31, 2002 from the three and six months ended March 31, 2001 due to our reduced cash, cash equivalents and short-term investments as a result of the cash used to acquire Cayman, to support our operating activities and purchases of furniture, fixtures and equipment combined with a reduction in interest rates from the prior fiscal year.

PROVISION FOR INCOME TAXES

We did not record an income tax benefit for the three and six months ended March 31, 2002 and 2001 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our outlook for fiscal year 2002 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in an income tax benefit.

CUMULATIVE EFFECT FROM ADOPTION OF STAFF ACCOUNTING BULLETIN 101

In December 1999, the SEC issued SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 in the three months ended December 31, 2000 and recorded a $1.6 million charge to our condensed consolidated statement of operations and $1.6 million in deferred revenue to our balance sheet. (See Note 2 of Notes To Unaudited Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources

We have funded our operations to date primarily through the public offerings of our common stock. As of March 31, 2002, our principal source of liquidity included cash, cash equivalents and short-term investments of $27.0 million. We currently do not have a line of credit facility.

OPERATING ACTIVITIES

Our operating activities generated $0.1 million of cash for the six months ended March 31, 2002. The cash provided by operating activities was primarily due to increases in our accounts payable and other liabilities, reduced inventory balances and the non-cash charges for depreciation and amortization, acquired in-process research and development and unrealized loss on impaired securities. The cash provided by operations was partially offset by cash used to support the loss generated by our regular operating activities.

Our operating activities used $5.3 million of cash for the six months ended March 31, 2001. This use of cash was primarily due to supporting our regular operating activities, paying the expenses related to our terminated merger with Proxim, and paying the expenses related to our restructuring. These costs were partially offset by increased accounts receivable collections.

INVESTING ACTIVITIES

Our investing activities used $10.3 million of cash for the six months ended March 31, 2002 primarily due to our acquisition of Cayman in October 2001, purchases of furniture, fixtures and equipment partially offset by proceeds realized from the sale and maturity of short-term investments.

Our investing activities provided $2.3 million of cash for the six months ended March 31, 2001 primarily due to proceeds realized from the sale and maturity of short-term investments, partially offset by the purchase of such short-term investments and the purchase of capital equipment and our long-term investment in MegaPath.

During the three months ended December 31, 2000, the Company purchased $2.0 million of Series D Preferred Stock in MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal year 2000, MegaPath had purchased the Company’s broadband Internet equipment and licensed certain of our Web platforms products. During the three months ended March 31, 2002, the Company recorded a $1.4 million unrealized loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the recent valuation of MegaPath based upon its most recent round of financing.

During April 2002, we made an additional investment in MegaPath by purchasing $0.4 million of MegaPath’s Series E Preferred Stock.

FINANCING ACTIVITIES

Our financing activities provided $0.7 million and $1.4 million for the six months ended March 31, 2002 and 2001, respectively. The cash provided by financing activities for the six months ended March 31, 2002 and 2001 is due to activity in our employee stock purchase program and the exercise of employee stock options.

We currently depend on our existing cash, cash equivalents and short-term investments of $27.0 million to meet our needs for working capital which we believe will adequately meet our cash needs for working capital and capital expenditures for the next twelve months. We currently do not have a line of credit facility. We do not utilize any off-balance sheet financing arrangements. We may require additional capital to finance our future growth and fund our ongoing research and development activities during fiscal 2002 and beyond. If we issue additional stock to raise capital, the percentage ownership in Netopia of our existing stockholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms we believe favorable.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to obtain additional presence on the Internet or to support additional advertising and promotional campaigns. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet, in March 2000, we acquired WebOrder, in October 2001, we acquired Cayman and in March 2002, we acquired DoBox. The success of these acquisitions depend upon our ability to retain the customers and employees acquired and timely and successfully develop, manufacture and gain market acceptance for the products acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to adequately address these risks and our business may be harmed.

Commitments

Our principal commitments consist of leased facilities and equipment under operating lease agreements expiring at various dates through 2005. The following is a schedule of our future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

Year ending September 30,
2002	$1,309
2003	1,499
2004	946
2005	451
thereafter	—

Total minimum lease payments	$4,205

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

Demand for DSL services has exceeded the ability of telecommunications carriers and ISPs to deploy services in a timely manner and to provide satisfactory customer service. We offer to carriers and service provider customers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated services that will justify higher recurring revenues from end users. These features include dial backup, VPN, voice over DSL, remote management and configuration, content filtering and eSite or eStore hosting. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted. If telecommunications carriers do not expand their deployment of DSL and other broadband services, or if additional telecommunications carriers do not offer DSL and other broadband services on a timely basis, then our business, financial condition and results of operations will be seriously harmed.

We expect our revenues to become increasingly dependent on our ability to sell our broadband gateway products to ILECs, and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

ILECs have been aggressively marketing DSL services principally focusing on residential services. Historically, we have not sold meaningful quantities of our broadband Internet equipment to ILECs in the United States. As a result of our acquisition of Cayman, we have expanded the channels through which we sell our products to include ILEC customers, such as SBC and BellSouth and Comcast, a cable provider, and have committed resources that are focused on expanding our presence in the ILEC channel both domestically and internationally in response to changing market conditions. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, a long-term contract cycle and intense price pressures. ILECs currently obtain equipment from our competitors, such as Alcatel, Siemens (through its Efficient Networks subsidiary), Westell, ZyXEL and 2Wire, who have proven to be strong competitors. There is no guarantee we will be successful in retaining the customers acquired in connection with our acquisition of Cayman or our ability to successfully expand our presence in the ILEC market. If we fail to retain the customers acquired in connection with our acquisition of Cayman or fail to successfully penetrate the ILEC market for our products and services, our business may be materially and adversely affected.

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

Prior to our acquisition of Cayman in October 2001, our most significant customers have been CLECs and ISPs. Since the middle of calendar year 2000, CLECs have experienced significant business difficulties due to an inability to obtain financing to continue to build out their networks. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock. During the last twelve months, three of our CLEC customers, Covad, Rhythms, and NorthPoint have demonstrated the following market difficulties:

•
Covad, our largest customer in fiscal year 2001, has reduced its breadth of network build-out and significantly scaled back its operations. In addition, Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. In November 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad emerged from bankruptcy in December 2001 upon closing the SBC funding. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003;

•
Rhythms announced in January 2001 its intention to reduce the number of markets in which it offers services and significantly scaled back its operations. In addition, Rhythms filed a voluntary petition under the Bankruptcy Act in August 2001, and ceased normal operations during September 2001. In December 2001, WorldCom Group purchased Rhythms’ key DSL assets. As a result, WorldCom will be able to deliver uninterrupted service to existing Rhythms customers served by the portion of the network that WorldCom is acquiring. However, there is no certainty that WorldCom will continue to purchase our equipment for deployment on the Rhythms network; and

•	NorthPoint voluntarily filed for protection under the Bankruptcy Act in January 2001 and subsequently ceased operations during March 2001.

Like the CLECs, ISPs also have struggled in the past year. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, the lack of differentiation has led to significant erosion in the prices charged to customers. Many of our ISP customers such as Mpower Communications, PSINet, Onsite Access and Business Telecommunications, have all experienced business difficulties and some have filed for bankruptcy or ceased operations. PSINet, which had been one of our key ISP customers for the past three years, filed a voluntary petition under the Bankruptcy Act in June 2001, and most of its Canadian subsidiaries filed for protection under similar Canadian statutes. The pricing pressure for ISPs continues to date, and, accordingly, sales of our products to ISPs remain difficult. The financing market for CLECs and ISPs has remained difficult and has been largely closed in calendar years 2001 and 2002, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable.

If we are unable to retain the customers and/or employees and complete the projects acquired in connection with our acquisition of Cayman, our business would be seriously harmed.

We have attempted to expand the channels through which and markets to which we sell our products through our acquisition of Cayman, a privately held developer and supplier of business class broadband gateways consisting primarily of ADSL and cable Ethernet routers. Previously, we had focused on serving the small and medium size business market primarily through the CLEC channels through which we have historically derived a substantial portion of our revenue. The Cayman acquisition expanded our customer base to include Cayman’s existing base of ILEC customers, such as SBC and BellSouth, and Comcast, a leading cable provider. If we are unable to retain the customers and/or employees acquired, maintain the quality of the products we acquired and timely and successfully develop, manufacture and gain market acceptance of the products which were under development at the time of the acquisition, our business will be seriously harmed. For example, we received no revenues from SBC in the three months ended March 31, 2002 as a result of SBC’s on-hand inventory levels and planned transition to new products offered by vendors of broadband Internet equipment. The Cayman acquisition has involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business and significant expenses and write-offs. Incremental acquisition related charges including in-process research and development will adversely impact our profitability. Additionally, we may have to record additional acquisition related charges, including the impairment of goodwill, which would adversely impact our profitability. (See Note 6 of Notes to Consolidated Financial Statements.)

The loss of, or decline in, purchases by one or more of our key distributors or customers would result in a significant decline in our revenues.

Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. For the six months ended March 31, 2002, there were three customers who each individually represented at least 5% of our revenues and in the aggregate, accounted for 37% of our total revenues. In this period, sales to Ingram Micro, Covad and Innotrac represented approximately 13%, 12% and 12%, respectively, of our total revenues.

We have a history of losses and negative cash flow from operations. We may incur losses and negative cash flow from operations in the future.

Our failure to significantly increase our revenues or sufficiently reduce our operating expenses will result in continuing losses. We incurred losses from continuing operations of $13.6 million for the six months ended March 31, 2002 and have incurred losses from continuing operations of $41.7 million, $17.6 million and $7.9 million for fiscal years 2001, 2000 and 1999, respectively. Our operations provided $0.1 million of cash for the six months ended March 31, 2002 and have used $5.8 million of cash for fiscal year 2001, provided $0.1 million of cash for fiscal year 2000 and used $8.4 million of cash for fiscal 1999. Even if we reach profitability and maintain positive cash flow from operations, we may not be able to sustain or increase profitability or cash flow from operations on a quarterly or annual basis.

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

It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. In such event, the market price of our common stock may decline significantly. Variations in our operating results will likely be caused by factors related to the operation of our business, including:

•	Variations in the timing and size of orders for our broadband Internet equipment products;

•	Decreases or delays in purchases by significant customers, or loss of customers such as Covad, Ingram Micro, SBC, BellSouth or Comcast;

•	Increased price competition for our broadband Internet equipment products;

•	Our ability to license, and the timing of licenses, of our Web platforms products;

•	The growth rate in the number of eSites and eStores that are built using our Web platforms products from which we derive revenues;

•
The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband Internet equipment products as a percentage of our total revenues and increased sales of lower margin ADSL products within our family of broadband Internet equipment products;

•	Shifts in the channel fulfilling demand from small, medium and distributed enterprises for DSL services to entities with whom we do not have historical relationships;

•	The price and availability of chip sets and other components for our DSL products;

•	The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements; and

•	Our ability to attract and retain key personnel.

These variations may also be caused by factors related to the development of the market for broadband Internet equipment, the market for our Web platforms products and the competition we face in these markets, including:

•	The ability of CLECs to obtain required capital resources;

•	The timing, rate and ability of telecommunications service providers to deploy DSL and other broadband services;

•	Anticipated price and promotion competition in the market for broadband Internet equipment and Web platforms products;

•	The level of market penetration of our broadband Internet equipment and Web platforms products relative to those of our competitors;

•	The timing and rate of deployment of alternative high-speed data transmission technologies, such as cable and high-speed wireless data transmission; and

•	Anticipated increases in competition among producers of eCommerce products, including the impact of products that are available from some of our competitors at no cost.

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

In the market for broadband Internet equipment, we primarily compete with Alcatel, Cisco, Siemens (through its Efficient Networks subsidiary), Lucent, Linksys, 2Wire, Polycom (in the IAD market), Westell, and ZyXEL.

In the market for our Web platforms products, we primarily compete with Trellix, Computer Associates, Intel, Microsoft, Vector Networks, Stac Software, Symantec, and Tivoli Systems (IBM). We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for our Timbuktu Pro product.

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

We currently depend on the central office equipment of telecommunications carriers that are deploying DSL services. Historically, substantially all of our sales of DSL products have been designed, manufactured and sold for use with DSL central office equipment manufactured by Copper Mountain and Nokia. We have introduced DSL products that are interoperable with Alcatel, Cisco, Ericsson, Lucent, Nortel, Orckit, Paradyne, Siemens, and Zhone central office access concentrators. If DSL central office equipment with which our routers are interoperable are not widely used in DSL deployments, our business will be seriously harmed.

The market for integrated voice and data products and combined services may not grow as anticipated.

We have released a line of IADs designed to allow for voice and data services over a single DSL line. Our future growth is substantially dependent on the widespread deployment of these integrated voice and data products for combined voice and data services. To date, service providers, including ILECs and CLECs, have not deployed such combined services broadly and the market has grown more slowly than anticipated. Unless such products and services are broadly deployed, our integrated voice and data products and combined services may not have a meaningful commercial impact, which could result in significant variations in our future operating results

Other technologies for the broadband gateway market compete with DSL services.

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

We purchase the semiconductor chips for our DSL products from a limited number of suppliers.

All of our DSL products rely on special semiconductor chips that we purchase from a limited number of suppliers. We do not have volume purchase contracts with any of our suppliers and they could cease selling us these semiconductor chips at any time. If we are unable to timely obtain a sufficient quantity of these semiconductor chips from any of our suppliers, for any reason, sales of our DSL products could be delayed or halted. Further, we could also be forced to redesign our DSL products and qualify new suppliers of semiconductor chip sets. The resulting stoppage or delay in selling our products and the expense of redesigning our DSL products would seriously harm our reputation and business.

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

In the past, we have engaged in both acquisitions and divestitures. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet, in March 2000, we acquired WebOrder, in October 2001, we acquired Cayman and in March 2002, we acquired DoBox. We also entered into an agreement and plan of reorganization in January 2001 under which we agreed to be acquired by Proxim. This agreement was mutually terminated in March 2001. In addition, in August 1998, we sold our LAN Division. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in the six months ended March 31, 2002, we recorded a charge for acquired in-process research and development of $4.1 million related to our acquisitions of DoBox and Cayman and in September 2001, for example, we recorded a $16.4 million charge for impairment of goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. Incremental acquisition related charges including in-process research and development and amortization of goodwill and other intangibles or divestitures of profitable technologies or products could adversely impact our profitability. The success of these acquisitions depends upon our ability to retain the customers and key employees, and timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

Our revenues will not grow and we may incur losses if we cannot successfully introduce, market and sell our Web platforms products.

The majority of our Web platforms revenues are derived from the sale of Timbuktu Pro. We anticipate that the market for Timbuktu Pro will grow more slowly than the market for our other Web platforms products and services. In addition, we rely on licensees of our Web platforms to promote the use of our Web platforms for building eSites and eStores. The extent and nature of the promotions by licensees of our Web platforms are outside of our control. If licensees of our eSite and eStore Web platforms do not successfully promote our eSite and eStore Web platforms, we will not generate recurring revenues from royalties on eSites and eStores promoted by licensees of our Web platforms.

To be successful, use of our Web platforms must become widespread, and this will require us to expand our sales and distribution channels, which we may be unable to do.

Growth in revenues from our Web platforms will be heavily dependent on recurring fees from eSites and eStores created by licensees. Accordingly, to be successful, our Web platforms must become widely used. If we are unable to expand our sales and distribution channels to establish the widespread use of our Web platforms, it is possible that competing products could become widely used, reducing the likelihood that we will generate significant revenues from our Web platforms. In addition, some companies are offering Web presence and enhancement products at no cost. If such free products and services become widely used, the market for our Web platforms products will be limited.

If hosting services for our Web platforms perform poorly, our reputation will be damaged and we could be sued.

We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance eSite and eStore hosting and eSupport services for our customers. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with whom we contract to maintain our servers, hardware and software, could lead to interruption or deterioration of our eSite and eStore hosting and eSupport services. Additionally, a slowdown or failure of our systems due to an increase in the use of the eSites and eStores we currently host, or due to damage or destruction of our systems for any reason, or the possibility of rolling blackouts could also lead to interruption or deterioration of our eSite and eStore hosting and eSupport services. If there is an interruption or a deterioration of our eSite and eStore hosting and eSupport services, our reputation would be seriously harmed and, consequently, sales of our products and services would decrease. If such circumstances do arise in some future period, in order to retain current customers and attract new customers, we may have to provide our eSite and eStore hosting and eSupport services at a subsidized price or even at no cost. In addition, if our eSite and eStore hosting or eSupport services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers.

We may experience declining gross margins due to price competition and an increase in sales of lower margin broadband Internet equipment as a percentage of our total revenue.

We expect that sales of our broadband Internet equipment may account for a larger percentage of our total revenues in future periods. Because these products are generally sold at lower gross margins than our Web platforms products, this will likely result in a decrease in our overall gross margins. Further, we expect that the market for broadband Internet equipment, in particular DSL products, will become increasingly competitive and that we will be forced to lower the prices we charge for our broadband Internet equipment in the future. As the average selling price of our routers declines, our gross margins related to such products, as well as our overall gross margins, are likely to decline.

We derive a substantial portion of the recurring revenues from our Web platforms products from a small number of large customers.

We derive a substantial portion of the recurring revenues from our Web platforms products from a small number of large customers. If these customers were to choose a competitive platform or are unable to market the platform successfully to their customers, this could lead to reduced revenues and adversely impact our results.

Our Web platforms products have a lengthy sales cycle.

We derive a substantial portion of our Web platforms revenue from a small number of customers, and the sales cycle for licenses of Web platforms products may be long. Licenses of Web platforms products are typically closed in the final weeks of the quarter and the timing of these licenses may cause our quarterly results to vary. Our inability to obtain customer commitments or delays in such commitments due to the lengthy sales cycles would reduce our revenues and adversely impact our results.

A substantial portion of our revenues are derived from sales to international customers.

A substantial portion of our revenues is derived from sales to European and other international customers. We expect sales to international customers to continue to comprise a significant portion of our revenues. In the past, our international sales have typically been denominated in United States dollars. Beginning in our fiscal third quarter of 2000, sales of broadband Internet equipment products to our European customers who are members of the European Union have been denominated in the Euro. All other international sales are denominated in United States dollars. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers. This could lead to decreased profitability of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not hedge sales denominated in the Euro.

There are risks associated with international operations.

Our international operations are subject to a number of difficulties and special costs, including:

•	Costs of customizing products for foreign countries;

•	Laws and business practices favoring local competitors;

•	Dependence on local vendors;

•	Uncertain regulation of electronic commerce;

•	Compliance with multiple, conflicting and changing governmental laws and regulations;

•	Longer sales cycles;

•	Greater difficulty in collecting accounts receivable;

•	Import and export restrictions and tariffs;

•	Difficulties staffing and managing foreign operations;

•	Multiple conflicting tax laws and regulations; and

•	Political and economic instability.

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

Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer, Thomas Skoulis, our Senior Vice President and General Manager, Web Platforms and William Baker, our Senior Vice President, Finance and Operations, and Chief Financial Officer. None of these persons is bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

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

We provide end users of our products with a limited warranty on our broadband Internet equipment and our Timbuktu Pro software. We permit end users to return our broadband Internet equipment and Timbuktu Pro for replacements or for refund of the full purchase price if the products do not perform as warranted. Our other Web platforms products are provided on an “as is” basis, and we generally do not offer a warranty on this product. End users of our eSites and eStores generally can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

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

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our investment portfolio at March 31, 2002 and 2001. All of our investments mature in twelve months or less.

	March 31, 2002			March 31, 2001
Principal (notional) amounts in United States dollars:	Cost basis	Fair market value	Average interest rate	Cost basis	Fair market value	Average interest rate
	(in thousands)			(in thousands)
Cash equivalents – fixed rate [a]	$24,349	$24,384	1.81%	$34,071	$34,255	5.35%
Short-term investments – fixed rate [b]	992	994	1.89%	14,304	14,389	5.24%

	$25,341	$25,378		$47,375	$48,644

[a]	Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.
[b]	Short-term investments represent the portion of our investment portfolio which mature in greater than or equal to 90 days.

Our market interest rate risk relates primarily to changes in the United States short-term prime interest rate. These changes impact the price and yield of our short-term investments. We minimize this risk by following a policy of portfolio diversification.

Foreign Currency Exchange Risk

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at March 31, 2002 and 2001. These accounts receivable are valued at the United States/Euro exchange rate as of March 31, 2002 and 2001, respectively. The carrying value approximates fair value at March 31, 2002 and 2001.

	March 31, 2002		March 31, 2001
Principal (notional) amounts in United States dollars:	Carrying amount	Exchange rate	Carrying amount	Exchange rate
	(in thousands)		(in thousands)
Accounts receivable denominated in Euros	$1,334	0.8759	$2,060	0.8780

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at March 31, 2002 and 2001. The carrying value approximates fair value at March 31, 2002 and 2001.

	March 31, 2002			March 31, 2001
Principal (notional) amounts in Euros:	Carrying amount	Spot rate	Settlement date	Carrying amount	Spot rate	Settlement date
	(in thousands)			(in thousands)
Currency exchange forward contract # 1	$44	0.8630	April 2002	$25	0.8811	May 2001
Currency exchange forward contract # 2	$86	0.8605	April 2002	$155	0.8811	June 2001
Currency exchange forward contract # 3	$(7)	0.8704	April 2002	$548	0.8812	July 2001
Currency exchange forward contract # 4	$(105)	0.8512	April 2002	$418	0.8813	August 2001
Currency exchange forward contract # 5	$85	0.8625	May 2002	—	—	—
Currency exchange forward contract # 6	$65	0.8625	May 2002	—	—	—
Currency exchange forward contract # 7	$172	0.8590	May 2002	—	—	—
Currency exchange forward contract # 8	$214	0.8575	June 2002	—	—	—

Our foreign currency exchange risk relates to changes in the value of the Euro relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

PART II.	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds

[c]
On March 29, 2002 we issued 300,000 shares of our common stock to the shareholders of DoBox as consideration for the acquisition of certain assets and the assumption of certain liabilities of DoBox. The common stock was issued in reliance on Section 4(2) of the Securities Act and/or Rule 505 of Regulation D promulgated under the Securities Act, in part based on the limited number and the nature of the DoBox shareholders.

PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders

On January 30, 2002, we held our Annual Meeting of Stockholders in Alameda, California.

An election of directors was held, with the following individuals being elected to our Board of Directors:

	Votes For:	Votes Withheld:
Reese M. Jones	16,771,038	270,841
Alan B. Lefkof	16,758,179	283,700
Robert Lee	16,795,425	246,454
David F. Marquardt	16,795,934	245,845
Harold S. Wills	16,794,330	247,549

Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

•
To approve the Company’s 2002 Equity Incentive Plan and to authorize 750,000 shares of common stock for issuance under the plan: there were 4,547,289 votes in favor, 3,422,342 votes opposed, 1,089,616 votes abstaining and no broker non-votes;

•
To approve an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under the plan by 650,000 shares: there were 7,585,808 votes in favor, 394,219 votes opposed, 1,079,220 votes abstaining and no broker non-votes;

•	To ratify the appointment of KPMG LLP as independent auditors of the Company: there were 16,799,778 votes in favor, 206,643 votes opposed, 35,458 votes abstaining and no broker non-votes.

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K

[b]	During the three months ended March 31, 2002, we filed the following reports on Form 8-K:

•
On March 4, 2002, we filed a report on Form 8-K reporting: Item 5 – Other Events announcing effective March 1, 2002, Michael Trupiano will no longer serve as Senior Vice President and General Manager of Netopia. Mr. Trupiano will remain as a part time employee and special advisor to Netopia’s President and Chief Executive Officer and to Netopia’s Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	NETOPIA, INC.

(Registrant)

	By:	/s/ William D. Baker

William D. Baker
Senior Vice President, Finance and Operations, and Chief Financial Officer