Form 10-Q
period 2002-06-30
NETOPIA INC
filed 2002-08-14
CIK 1012482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes     ✓     No   __________

          As of June 30, 2002 there were 18,659,237 shares of the Registrant’s common stock outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

NETOPIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2002	2001

	(unaudited)	(audited)
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$22,352	$35,703
Short -term investments	4,009	13,293
Trade accounts receivable less allowance for doubtful accounts and returns of $1,458 at June 30, 2002 and $641 at September 30, 2001	9,442	9,550
Inventories, net	5,907	7,156
Prepaid expenses and other current assets	1,218	1,634

Total current assets	42,928	67,336
Furniture, fixtures and equipment, net	5,912	5,770
Intangible assets, net	18,514	2,758
Long-term investments	3,006	4,000
Deposits and other assets	1,837	2,848

	$72,197	$82,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,337	$4,713
Accrued compensation	2,388	2,148
Accrued liabilities	2,795	1,116
Deferred revenue	1,850	2,589
Other current liabilities	177	177

Total current liabilities	13,547	10,743
Long-term liabilities:
Borrowings under credit facility	3,000	—
Other long-term liabilities	128	256

Total long-term liabilities	3,128	256

Total liabilities	16,675	10,999

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 18,659,237 and 18,076,812 shares issued a nd outstanding at
June 30, 2002 and September 30, 2001, respectively	19	17
Additional paid-in capital	147,186	144,886
Accumulated deficit	(91,683)	(73,190)

Total stockholders’ equity	55,522	71,713

	$72,197	$82,712

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per share amounts)
Revenues:
Internet equipment	$10,096	$14,478	$33,146	$45,781
Web platform licenses and services	5,468	4,483	14,012	14,401

Total revenues	15,564	18,961	47,158	60,182

Cost of revenues:
Internet equipment	7,740	9,653	23,051	30,293
Web platform licenses and services	154	182	463	608

Total cost of revenues	7,894	9,835	23,514	30,901

Gross profit	7,670	9,126	23,644	29,281

Operating expenses:
Research and development	4,546	3,444	13,042	10,376
Selling and marketing	6,204	6,577	18,306	21,266
General and administrative	1,466	2,010	3,707	6,513
Restructuring costs	—	—	482	1,073
Integration costs	—	—	309	—
Terminated merger costs	—	—	—	2,640
Acquired in-process research and development	—	—	4,058	—
Amortization of intangible assets	374	2,996	1,123	8,988

Total operating expenses	12,590	15,027	41,027	50,856

Operating loss	(4,920)	(5,901)	(17,383)	(21,575)

Other income:
Loss on impaired securities	—	—	(1,400)	(1,000)
Other income, net	54	509	290	2,070

Total other income, net	54	509	(1,110)	1,070

Loss from continuing operations before
cumulative effect from adoption of Staff Accounting
Bulletin 101	(4,866)	(5,392)	(18,493)	(20,505)

Cumulative effect from adoption of Staff Accounting
Bulletin 101	—	—	—	(1,555)

Net loss	$(4,866)	$(5,392)	$(18,493)	$(22,060)

Per share data, net loss:
Basic and diluted net loss per share	$(0.26)	$(0.30)	$(1.01)	$(1.24)

Shares used in the per share calculations	18,648	17,882	18,331	17,769

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
	June 30,

	2002	2001

	(in thousands)
Cash flows from operating activities:
Net loss	$(18,493)	$(22,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,548	11,473
Charge for acquired in-process research and development	4,058	—
Unrealized loss on impaired securities	1,400	1,000
Changes in allowance for doubtful accounts and returns on trade accounts receivable	816	752
Changes in operating assets and liabilities:
Trade accounts receivable	(708)	6,303
Inventories	1,249	638
Prepaid expenses and other current assets	417	1,306
Deposits and other assets	2	61
Accounts payable and accrued liabilities	2,349	(2,483)
Deferred revenue	(844)	546
Other liabilities	1,172	(852)

Net cash used in operating activities	(3,034)	(3,316)

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(3,867)	(3,128)
Capitalization of software development costs	(47)	(909)
Acquisition of intangibles	(19,097)	(100)
Purchase of long-term investment	(406)	(2,000)
Purchase of short-term investments	(3,829)	(39,708)
Proceeds from the sale and maturity of short-term investments	13,113	46,610

Net cash provided by (used in) investing activities	(14,133)	765

Cash flows from financing activities:
Borrowings under credit facility	3,000	—
Proceeds from the issuance of common stock, net	816	1,500

Net cash provided by financing activities	3,816	1,500

Net decrease in cash and cash equivalents	(13,351)	(1,051)
Cash and cash equivalents, beginning of period	35,703	37,839

Cash and cash equivalents, end of period	$22,352	$36,788

Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock equivalents for consulting services	$—	$16

Issuance of common stock for acquired in process research and development	$1,485	$—

See accompanying notes to unaudited condensed consolidated financial statements

NETOPIA, INC. AND SUBSIDIARIES Notes To Unaudited Condensed Consolidated Financial Statements

(1)          Basis of Presentation

       The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in the Company’s opinion are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (SEC). The consolidated results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2002.

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

       In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis and be expensed against earnings when the implied fair value of a reporting unit is less than its carrying amount. The Company elected to early adopt SFAS No. 142 as of October 1, 2001. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill continued through September 30, 2001, but ceased commencing on October 1, 2001. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. The Company has completed its tests for goodwill impairment and found that no impairment existed as of October 1, 2001. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements. Going forward, the Company will perform the annual impairment test required by SFAS No. 142 in its fiscal fourth quarter.

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

       In May 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The Company has adopted the provisions of SFAS No. 145 required for financial statements issued on or after May 15, 2002. This adoption had no impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the remaining provisions of the pronouncement.

       In June 2002, the FASB approved for issuance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supersedes Emerging Issues Task Force No. 94-3 (EITF 94-3), Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002.

(3)          Inventories

       Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Net inventories consisted of the following:

	June 30,	September 30,
	2002	2001

	(in thousands)

Raw materials	$4,126	$3,530
Work in process	57	927
Finished goods	1,724	2,699

	$5,907	$7,156

(4)          Net Loss Per Share

       Basic net loss per share (EPS) is based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. Potentially dilutive common equivalent shares have been excluded from the computation of diluted EPS for the three and nine months ended June 30, 2002 and 2001 since their effect on EPS is antidilutive due to the losses incurred in each period. The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per share amounts)

Net loss	$(4,866)	$(5,392)	$(18,493)	$(22,060)
Weighted average number of common stock outstanding	18,648	17,882	18,331	17,769
Basic and diluted net loss per share	$(0.26)	$(0.30)	$(1.01)	$(1.24)

       Potentially dilutive common equivalent shares which were excluded from the computation of diluted EPS consisted of options to purchase common stock totaling 6,579,350 shares for the three and nine months ended June 30, 2002; 3,322,895 shares for the three and nine months ended June 30, 2001; and a warrant to purchase common stock totaling 5,000 shares for the three and nine months ended June 30, 2001.

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

       The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

	Three months ended June 30,

		2002			2001

	Internet	Web		Internet	Web
	Equipment	Platforms	Total	Equipment	Platforms	Total

	(in thousands)

Revenue	$10,096	$5,468	$15,564	$14,478	$4,483	$18,961
Cost of revenues	7,740	154	7,894	9,653	182	9,835

Gross profit	2,356	5,314	7,670	4,825	4,301	9,126
Gross margin	23%	97%	49%	33%	96%	48%
Unallocated operating expenses			12,590			15,027

Operating loss			$(4,920)			$(5,901)

	Nine months ended June 30,

		2002			2001

	Internet	Web		Internet	Web
	Equipment	Platforms	Total	Equipment	Platforms	Total

	(in thousands)

Revenue	$33,146	$14,012	$47,158	$45,781	$14,401	$60,182
Cost of revenues	23,051	463	23,514	30,293	608	30,901

Gross profit	10,095	13,549	23,644	15,488	13,793	29,281
Gross margin	30%	97%	50%	34%	96%	49%
Unallocated operating expenses			41,027			50,856

Operating loss			$(17,383)			$(21,575)

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

	Three months ended June 30,				Nine months ended June 30,

	2002		2001		2002		2001

	(in thousands)

Europe	$3,336	21%	$1,310	7%	$7,953	17%	$7,307	12%
Canada	163	1%	263	1%	799	2%	921	2%
Asia Pacific and other	355	2%	210	1%	1,266	3%	763	1%

Subtotal international revenue	3,854	24%	1,783	9%	10,018	22%	8,991	15%
United States	11,710	75%	17,178	91%	37,140	78%	51,191	85%

Total revenues	$15,564	100%	$18,961	100%	$47,158	100%	$60,182	100%

       Customer Information

       Historically, the Company has sold its products to competitive local exchange carriers (CLECs), distributors, incumbent local exchange carriers (ILECs), Internet service providers (ISPs) and directly to end-users.

Disaggregated financial information regarding the Company’s customers who accounted for 10% or more of the Company’s revenue is as follows:

	Three months ended June 30,				Nine months ended June 30,

	2002		2001		2002		2001

	(in thousands)

Ingram Micro	$2,015	13%	$2,434	13%	$5,947	13%	$5,971	10%
Covad Communications	1,859	12	4,320	23	5,277	11	8,266	14
IBM	1,699	11	150	1	2,177	5	413	1
Rhythms NetConnections [a]	—	—	1,369	7	—	—	8,207	14

[a]	Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to WorldCom in December 2001.

       No other customers during the three and nine months ended June 30, 2002 and 2001 accounted for 10% or more of the Company’s total revenues. The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

	Accounts receivable balances at
	June 30,

	2002		2001

	(in thousands)

Ingram Micro	$1,240	11%	$1,525	11%
Covad Communications	197	2	1,097	8
IBM	1,165	11	114	1
Rhythms NetConnections	—	—	110	1

(6)          Acquisitions

  DoBox, Inc. (DoBox)

       On March 29, 2002, the Company closed a transaction to purchase substantially all of the assets and assume certain liabilities of DoBox, a developer of broadband gateway parental control, content filtering and family firewall software. The Company accounted for the acquisition under the purchase method. The aggregate purchase price of the transaction was $1.7 million, based upon consideration paid at closing. The aggregate purchase price included:

•	300,000 shares of the Company’s common stock which were valued using the average of the closing price of the Company’s common stock. The average was determined over a 5 day period, three days prior to and two days subsequent to the closing of the acquisition;

•	$0.1 million in cash in severance benefits to DoBox employees that were not retained; and

•	$0.1 million in cash for the Company’s transaction costs including legal, accounting and other professional services.

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

“A business is a self-sustaining set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs customers.”

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

       Due to the fact that the DoBox did not have any customers and there was a significant level of research and development that remained to produce a product, it was determined that the Company was essentially purchasing inprocess research and development. As such, the Company charged to expense the excess of the purchase price paid over the net tangible assets of DoBox.

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

       The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was $14.9 million, based on the consideration paid at closing. The aggregate purchase price included:

•	$6.0 million in cash in exchange for all of Cayman’s outstanding equity, including in-the-money stock options;

•	$4.2 million in cash in exchange for all of Cayman’s outstanding convertible debt;

•	$2.4 million in cash to satisfy an outstanding credit line of Cayman;

•	$0.9 million in cash in fees to Cayman’s investment bankers, attorneys and accountants;

•	$0.7 million in cash for the Company’s transaction costs including legal, accounting and other professional services; and

•	$0.7 million cash in severance benefits to Cayman employees that were not retained.

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

       The allocation of the purchase price is based upon the Company’s estimates of the fair value of the tangible and intangible assets acquired and is as follows:

		Annual	Useful
	Amount	amortization	life

	(in thousands)

Current assets	$4,514	n/a	n/a
Long-term assets	895	n/a	n/a
Current liabilities	(9,512)	n/a	n/a
Identified intangible assets:
Developed product technology	1,120	$224	5 years
Core technology leveraged	5,570	928	6 years
Sales channel relationships	1,380	345	4 years
Goodwill	8,763	n/a	n/a
Acquired in-process research and development	2,150	n/a	n/a

Total purchase price	$14,880	$1,497

       The allocation of the total purchase price of Cayman to its individual assets offset by liabilities was supported by an independent third party-valuation analysis. In addition to the current assets and liabilities that were acquired, certain intangible assets were identified and a portion of the purchase price was allocated to acquired in-process research and development projects. These identified intangible assets are as follows:

•	Developed product technology, which represents the value of Cayman’s proprietary know-how that is technologically feasible as of the acquisition date;

•	Core technology leveraged, which represents the value of Cayman’s research and development projects in process that are leveraged off of Cayman’s previously developed products and technology;

•	Sales channel relationships, which represents the value of Cayman’s established relationships with its ILEC and cable company customers to whom Netopia expects to continue to sell products; and

•	Goodwill, which represents the excess of the Cayman purchase price over the fair value of the underlying net identifiable assets. Included in goodwill is $2.5 million, representing the fair value of the assembled workforce. Pursuant to SFAS No. 141, Business Combinations, the value of such assembled workforce should not be reported separately from goodwill. Also included in goodwill is a $1.2 million liability to fully reserve the excess space at the Cayman facilities resulting from the termination of employees whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition and $1.2 million related to recording the fair value of Cayman inventory purchase commitments. The Company believes that the amount allocated to goodwill appropriately reflects the market value of the amount of purchase price over the fair value of the underlying net identifiable assets based upon the value in the expansion of th e Company’s product offerings and expected synergies resulting from the acquisition.

       The estimated useful lives of developed product technology, core technology leveraged and sales channel relationships are 5, 6 and 4 years, respectively. Netopia will amortize the value of these identified intangible assets on a straight-line basis over their estimated useful lives.

       Cayman was developing new products that qualified as in-process research and development. In-process research and development is defined as acquired research and developments assets that are not currently technologically feasible. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the costs of internally developed products are expensed until the product has established technological feasibility. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when the product has reached the beta version release. Beta products are operative versions of the products that perform all of the major functions planned for the product, and are ready for initial customer testing. Netopia believes that each of the in-process research and development projects acquired are subject to significant f urther development before they will be available for release to our customers. Developing these products is time consuming, costly and complex and there is a risk that these developments will be late, fail to meet customer or market requirements and may not be competitive with other products using similar or alternative technologies that offer comparable functionality.

       The value that was assigned to acquired in-process research and development, as part of the Company’s independent third-party valuation, was determined by estimating the costs to develop the in-process research and development projects into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the in-process research and development projects were based upon estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Cayman and its competitors.

       The rate utilized to discount the net cash flows to their present value was 28% which Netopia believes adequately reflects the nature of the investment and the risk of the underlying cash flows. This discount rate is a weighted average cost of capital based upon a peer group of companies.

       For comparative purposes the following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations of the Company for the three and nine months ended June 30, 2002 and 2001, giving effect to the Cayman acquisition and assuming that Cayman had been acquired as of the beginning of the periods presented:

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per share amounts)

Revenue – as reported	$15,564	$18,961	$47,158	$60,182
Revenue – pro forma	$15,564	$25,555	$47,158	$74,019

Net loss – as reported	$(4,866)	$(5,392)	$(18,493)	$(22,060)
Net loss – pro forma	$(4,866)	$(9,389)	$(16,343)	$(33,694)

Basic and diluted net loss per share – as reported	$(0.26)	$(0.30)	$(1.01)	$(1.24)
Basic and diluted net loss per share – pro forma	$(0.26)	$(0.53)	$(1.01)	$(1.90)

Shares used in the per share calculations – as reported	18,648	17,882	18,331	17,769
Shares used in the per share calculations – pro forma	18,648	17,882	18,331	17,769

       The pro forma revenue figures set forth above for the three and nine months ended June 30, 2001 have been adjusted to include $6.6 million and $13.8 million, respectively, of Cayman revenue for such periods.

       The pro forma net loss figure set forth above for the nine months ended June 30, 2002 has been adjusted to exclude the $2.2 million charge for acquired in-process research and development related to the Cayman acquisition. The pro forma net loss figures set forth above for the three and nine months ended June 30, 2001 have been adjusted to include $0.3 million and $1.1 million, respectively, for amortization of intangible assets related to the Cayman acquisition for each period.

       These pro forma results are not necessarily indicative of what would have occurred if the Cayman acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from the combined operations during the periods presented.

(7)          Intangible Assets

       On July 1, 2001, the Company adopted SFAS No. 141, Business Combinations, and on October 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level.

       In accordance with SFAS No. 142, the Company completed the transitional impairment test of intangible assets during the three months ended March 31, 2002. That effort, and preliminary assessments of the Company’s identifiable intangible assets, indicate no adjustment was required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company will perform its annual impairment test, as required by SFAS No. 142, in its fiscal fourth quarter.

       The Company’s intangible assets consist primarily of amounts allocated to identifiable intangible assets and goodwill in connection with the Company’s acquisitions.

       Detail of the Company’s identifiable intangible assets as of June 30, 2002 is as follows:

			Identifiable
		Balance at	intangible assets		Balance at
	Acquisition	September 30,	acquired during	Accumulated	June 30,
	date	2001	the period	amortization	2002

	(in thousands)

Cayman	October 2001	$—	$8,070	$1,123	$6,947

       Aggregate amortization expense of intangible assets was $0.4 million and $1.1 million for the three and nine months ended June 30, 2002. There was no impairment loss recorded during the three or nine months ended June 30, 2002.

       Detail of the Company’s goodwill as of June 30, 2002 is as follows:

		Balance at	Goodwill	Balance at
	Acquisition	September 30,	acquired during	June 30,
	date	2001	the period	2002

Cayman	October 2001	$—	$8,763	$8,763
WebOrder	March 2000	572	(54)	518
Starnet Technologies	October 1999	1,821	—	1,821
netOctopus	December 1998	365	100	465

		$2,758	$8,809	$11,567

       The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred at the beginning of the nine-month period ended June 30, 2001:

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per share amounts)
Net loss:
As reported	$(4,866)	$(5,392)	$(18,493)	$(22,060)
Amortization of goodwill	—	1,230	—	3,690

Adjusted net loss	$(4,866)	$(4,162)	$(18,493)	$(18,370)

Basic and diluted net loss per share:
As reported	$(0.26)	$(0.30)	$(1.01)	$(1.24)
Amortization of goodwill	—	0.07	—	0.21

Adjusted basic and diluted net loss per share	$(0.26)	$(0.23)	$(1.01)	$(1.03)

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

Total charge	$482
Less:
Amounts paid	287
Non-cash charges	58

Balance at June 30, 2002	$137

(9)       Integration Costs

       During the three months ended December 31, 2001, the Company recorded a charge of $0.3 million for integration costs incurred in connection with integrating Cayman’s customers, systems and operations. Details of the charge for integration costs is as follows:

	Customer
	integration	Systems
	Communications	integration	Total

	(in thousands)

Total charge	$269	$40	$309
Less amounts paid	269	16	285

Balance at June 30, 2001	$—	$24	$24

(10)       Long-Term Investments

       During the three months ended December 31, 2000, the Company purchased $2.0 million of Series D Preferred stock in MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal year 2000, MegaPath had purchased the Company’s broadband Internet equipment and licensed certain of our Web platforms products. During the three months ended March 31, 2002, the Company recorded a $1.4 million unrealized loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the recent valuation of MegaPath based upon its most recent round of financing. During the three months ended June 30, 2002, the Company purchased $0.4 million of Series E Preferred stock in MegaPath. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its investment in Serie s D and Series E Preferred shares is not less than $1.0 million at June 30, 2002.

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

(11)       Employee Stock Purchase Plan

       An amendment to the Company’s Employee Stock Purchase Plan was approved at the Company’s Annual Meeting of Stockholders in January 2002 to increase the number of shares of common stock available for issuance under the plan by 650,000 shares.

(12)       Credit Facility

       In June 2002, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Credit Facility”). Pursuant to the Credit Facility, the Company may borrow up to $15.0 million from time to time from Silicon Valley Bank. The term of the Credit Facility is two years. The Company must maintain an adjusted quick ratio of not less than 1.25 to 1 from June 2002 through December 31, 2002 and 1.5 to 1 from January 1, 2003 to the end of the term. Additionally, for the first year, the Company must maintain a tangible net worth of not less than $32.0 million. On or before the first anniversary date of the Credit Facility, the minimum tangible net worth covenant will be reset for the second year of the Credit Facility. The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. The credit limit is determined based on a formula related to the amount of accounts receivable and inventory at any particular time. The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

       As of June 30, 2002, the Company had borrowed $3.0 million under the Credit Facility and had recorded the borrowing as a long-term liability on its June 30, 2002 condensed consolidated balance sheet.

PART I. FINANCIAL INFORMATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other “forward-looking” information. There will be events in the future that we are not able to predict or over which we have no control, which may adversely affect our future results of operations, financial condition or stock price. The risk factors listed in this Form 10-Q, as well as any cautionary langua ge in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-Q could seriously harm our business and that upon the occurrence of any of these events, the trading price of our common stock could decline.

Overview

       We develop, market and support broadband Internet gateways and service delivery software. Our products are designed to enable our telecommunication carrier customers to create and offer expanded broadband service offerings focused on the needs of distributed enterprises, small and medium size businesses, and residential users. These service offerings allow our customers to lower their support costs and increase their average revenue per user thereby increasing their profitability.

       Our broadband Internet gateway products consist principally of DSL routers, smart modems and integrated access devices (IADs) which enable the transmission of data and/or voice over DSL networks as well as Cable Ethernet, T1/Frame Relay, integrated services digital network (ISDN) and dual analog routers. Our service delivery software platform includes our broadband eService technology which enables remote support and centralized management of installed broadband gateways, eCare which enables telecommunication carrier and service providers to support customers by remotely viewing and operating the customers computer, eSite and eStore hosting, Timbuktu remote control software and netOctopus systems management software.

       We primarily sell our products to:

•	Telecommunication carriers, such as: incumbent local exchange carriers (ILECs), such as SBC, BellSouth and Verizon; competitive local exchange carriers (CLECs), such as Covad, McLeod and NextGenTel; Internet service providers (ISPs), such as Business Telecommunications and Onsite Access; and Internet Exchange Carriers (IXCs) such as AT&T, Sprint and WorldCom;

•	Distributors, such as Ingram Micro, Softway and Tech Data;

•	Cable companies; and

•	Directly to end-users.

       Historically, we have depended upon the ability of our customers to offer broadband services successfully and become sustainable businesses. Several of our customers have incurred operating losses and negative cash flows as they attempted to establish their networks and operations, filed for protection under the Bankruptcy Act or ceased operations. Most notably, Covad, which currently is our largest CLEC customer, filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. Covad emerged from bankruptcy in December 2001. Additionally, Covad has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003. Additionally, WorldCom, Inc. announced on July 21, 2002 that WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result of bankruptcy proceedings commenced by WorldCom, we recorded a $0.3 million provision for doubtful accounts in June 2002, 100% of the outstanding accounts receivable owed by WorldCom. During the quarter ended June 30, 2002, we recorded $0.3 million in revenues from Internet equipment sales to WorldCom. For the nine months ended June 30, 2002, we recorded $0.7 million in revenues from Internet equipment sales to WorldCom. On July 22, 2002, the Bankruptcy Court approved interim financing that WorldCom believes should provide sufficient funds to continue operations. WorldCom also has finalized agreements for a debtor-in-possession (DIP) credit facility. We have not received or shipped any orders from WorldCom subsequent to its bankruptcy filings.

Critical Accounting Policies and Estimates

       Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to accounts receivable, inventories, investments, and intangible assets. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not r eadily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

    Revenue Recognition

       We recognize revenue from the sale of Internet equipment when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collectibility is probable. We recognize revenue from the sale of Web platform licenses and services in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the specific objective evidence of the fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer.

    Goodwill and Other Identifiable Intangible Assets

       On October 1, 2001, we early adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, we completed the transitional impairment test of intangible assets during the three months ended March 31, 2002. That effort, and preliminary assessments of our identifiable intangible assets, indicate no adjustment was required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. As of June 30, 2002, the carrying value of our goodwi ll and other intangible assets was $18.5 million. We will perform our annual impairment test, as required by SFAS No. 142, in our fiscal fourth quarter.

    Allowance for Doubtful Accounts

       We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes the aging of accounts receivable and also analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    Non-Marketable Securities

       We periodically make strategic investments in companies whose stock is not currently traded on a stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that de monstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $3.0 million as of June 30, 2002, and have been permanently written down a total of $1.4 million from original cost. Also, future adverse changes in market conditions or poor operating results of underlying investments could result in significant impairment charges in the future.

    Excess and Obsolete Inventory

       We assess the need for reserves on excess and obsolete inventory based upon monthly forward projections of sales of products. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material costs and applicable manufacturing overheads. The provision for potentially obsolete or slow moving inventory is made based upon management’s analysis of inventory levels, forecasted sales, expected product life cycles and market conditions. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or scrapping of the inventory.

    Provision for Income Taxes

       We did not record an income tax benefit for the three and nine months ended June 30, 2002 and 2001 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our estimates for fiscal year 2002 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in an income tax benefit.

    Available-for-Sale Securities

       We classify certain of our cash equivalents and all our investments as available-for-sale. The securities are carried at fair value, which approximates cost. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income, net.

Results of Operations for the Three and Nine Months Ended June 30, 2002 and 2001

       The following table sets forth for the periods indicated, certain statement of operations data, such data expressed as a percentage of revenues as well as the change from the same period in the prior year.

	Three months ended						Percent		Nine months ended						Percent
	June 30,						increase/		June 30,						increase/

	2002			2001			(decrease)		2002			2001			(decrease)

	(in thousands)								(in thousands)
Revenues:
Internet equipment	$10,096	65%		$14,478	76%		(30%	)	$33,146	70%		$45,781	76%		(28%	)
Web platform licenses and services	5,468	35%		4,483	24%		22%		14,012	30%		14,401	24%		(3%	)

Total revenues	15,564	100%		18,961	100%		(18%	)	47,158	100%		60,182	100%		(22%	)

Cost of revenues:
Internet equipment	7,740	50%		9,653	51%		(20%	)	23,051	49%		30,293	50%		(24%	)
Web platform licenses and services	154	1%		182	1%		(15%	)	463	1%		608	1%		(24%	)

Total cost of revenues	7,894	51%		9,835	52%		(20%	)	23,514	50%		30,901	51%		(24%	)

Gross profit	7,670	49%		9,126	48%		(16%	)	23,644	50%		29,281	49%		(19%	)

Operating expenses:
Research and development	4,546	29%		3,444	18%		32%		13,042	28%		10,376	17%		26%
Selling and marketing	6,204	40%		6,577	35%		(6%	)	18,306	39%		21,266	35%		(14%	)
General and administrative	1,466	9%		2,010	11%		(27%	)	3,707	8%		6,513	11%		(43%	)
Restructuring costs	—	—		—	—		—		482	1%		1,073	2%		(55%	)
Integration costs	—	—		—	—		—		309	1%		—	—		—
Terminated merger costs	—	—		—	—		—		—	—		2,640	4%		(100%	)
Acquired in-process research and
development	—	—		—	—		—		4,058	9%		—	—		—
Amortization of intangible assets	374	2%		2,996	16%		(88%	)	1,123	2%		8,988	16%		(88%	)

Total operating expenses	12,590	80%		15,027	80%		(16%	)	41,027	87%		50,856	85%		(19%	)

Operating loss	(4,920)	(31%	)	(5,901)	(32%	)	(17%	)	(17,383)	(37%	)	(21,575)	(36%	)	(19%	)

Other income (loss):
Loss on impaired securities	—	—		—	—		—		(1,400)	(3%	)	(1,000)	(1%	)	40%
Other income, net	54	0%		509	3%		(89%	)	290	1%		2,070	3%		(86%	)

Total other income (loss), net	54	0%		509	3%		(89%	)	(1,110)	(2%	)	1,070	2%		(204%	)

Loss from continuing operations before cumulative effect from adoption of Staff Accounting Bulletin 101	(4,866)	(31%	)	(5,392)	(29%	)	(10%	)	(18,493)	(39%	)	(20,505)	(34%	)	(10%	)

Cumulative effect from adoption of Staff
Accounting Bulletin 101	—	—		—	—		—		—	—		(1,555)	(3%	)	(100%	)

Net loss	$(4,866)	(31%	)	$(5,392)	(29%	)	(10%	)	$(18,493)	(39%	)	$(22,060)	(37%	)	(16%	)

REVENUE

  Broadband Internet Equipment

       For the three and nine months ended June 30, 2002, broadband Internet equipment revenue decreased due to declining average selling prices of our broadband Internet equipment, particularly our DSL routers, partially offset by increased sales volumes. For the three months ended June 30, 2002, broadband Internet equipment sales volumes increased 15% and average selling prices decreased 40% from the three months ended June 30, 2001. For the nine months ended June 30, 2002, broadband Internet equipment sales volumes increased 3% and average selling prices declined 30% from the nine months ended June 30, 2001.

       For the three months ended June 30, 2002, sales volumes have increased primarily as a result of increased sales of our asynchronous digital subscriber line (ADSL) routers to a new customer in Europe. For the nine months ended June 30, 2002, sales volumes have increased primarily as a result of increased sales of our ADSL routers to the new customer in Europe and BellSouth and SBC in the United States, customers we acquired in connection with the acquisition of Cayman in October 2001. These increases were partially offset by declining sales to many of our CLEC customers in the United States such as Covad, Rhythms, McLeod and Network Telephone, as a result of their financial and operational difficulties. Our average selling prices have declined primarily due to price competition and pricing strategies, as well as an increased percentage of sales of our ADSL routers which have a lower average selling price than our other DSL routers. We expect sales volumes may increase in future quarters and average selling prices will continue to decline as a result of price competition, pricing strategies and the introduction of lower priced products.

   Web Platform Licenses and Services

       For the three months ended June 30, 2002, Web platforms revenue increased primarily due to the volume license of our new Timbuktu Ed software, Timbuktu Pro specifically designed and enhanced for the education market, and netOctopus by one customer as well as increased recurring revenue and services related to the licensing and hosting of our eSite and eStore products. For the nine months ended June 30, 2002, Web platforms revenue decreased due to reduced license sales of our eSite and eStore products and reduced volume license sales of Timbuktu Pro as a result of companies reducing their information technology (IT) spending due to the current macro-economic environment and as a result of the financial difficulties encountered by many of the “.com” customers to whom we licensed our eSite and eStore products. This decrease was partially offset by increased recurring revenue and services related to the lice nsing and hosting of our eSite and eStore products.

   Customer Information

       Historically, we have sold our products primarily to CLECs, distributors, ILECs, ISPs and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in such period, along with such data expressed as a percentage of total revenues as well as the change from the same period in the prior year:

	Three months ended June 30,				Percent	Nine months ended June 30,				Percent
					increase/					increase/
	2002		2001		(decrease)	2002		2001		(decrease)

	(in thousands)					(in thousands)

Ingram Micro	$2,015	13%	$2,434	13%	(17%)	$5,947	13%	$5,971	10%	(0%)
Covad Communications	1,859	12	4,320	23	(57)	5,277	11	8,266	14	(36)
IBM	1,699	11	150	1	1,033	2,177	5	413	1	427
Rhythms NetConnections [a]	—	—	1,369	7	(100)		—	8,207	14	(100)

[a]	Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to WorldCom in December 2001.

       No other customers during the three and nine months ended June 30, 2002 and 2001 accounted for 10% or more of our total revenues. The following table sets forth for the periods indicated, the number of customers who each individually represented at least 5% of our revenues:

	Three months ended June 30,		Nine months ended June 30,

	2002	2001	2002	2001

Number of customers who each individually represented at least 5% of our revenues	4	4	4	5
Percent of total revenue	45%	51%	37%	47%

Geographic Information

         The following table sets forth for the periods indicated, revenues by region for such period along with such data expressed as a percentage of total revenues as well as the change from the same period in the prior year:

	Three months ended					Nine months ended
	June 30,				Percent	June 30,				Percent
					increase/					increase/
	2002		2001		(decrease)	2002		2001		(decrease)

	(in thousands)					(in thousands)

Europe	$3,336	21%	$1,310	7%	155%	$7,953	17%	$7,307	12%	9%
Canada	163	1%	263	1%	(38%)	799	2%	921	2%	(13%)
Asia Pacific and other	355	2%	210	1%	69%	1,266	3%	763	1%	66%

Subtotal international revenue	3,854	24%	1,783	9%	116%	10,018	22%	8,991	15%	11%
United States	11,710	76%	17,178	91%	(32%)	37,140	78%	51,191	85%	(27%)

Total revenue	$15,564	100%	$18,961	100%	(18%)	$47,158	100%	$60,182	100%	(22%)

COST OF REVENUES

         Cost of revenues consist primarily of material costs related to our contract manufacturing operations and manufacturing variances. Total cost of revenues decreased for the three and nine months ended June 30, 2002 from the three and nine months ended June 30, 2001 primarily as a result of declining material costs for our broadband Internet equipment. Material costs are declining as a result of product redesigns, the increased use of contract manufacturing operations in Asia where our products can be manufactured less expensively than in the United States and declining component costs.

         For the three months ended June 30, 2002, our total gross margin increased to 49% from 48% for the three months ended June 30, 2001. For the nine months ended June 30, 2002, our total gross margin increased to 50% from 49% for the nine months ended June 30, 2001. Our gross margins increased for the three and nine month periods primarily as a result of the increased proportion of revenues from our higher margin Web platforms products and declining product costs partially offset by declining average selling prices.

         Broadband Internet equipment gross margin decreased to 23% for the three months ended June 30, 2002 from 33% for the three months ended June 30, 2001. For the nine months ended June 30, 2002, our broadband Internet equipment gross margins decreased to 30% from 34% for the nine months ended June 30, 2001 due to declining average selling prices as a result of price competition and pricing strategies as we enter new markets and expand our customer base, delayed product transitions, increased sales of lower margin ADSL products as well as reduced sales of dedicated router products which carry a higher gross margin than our DSL products.

         Web platforms gross margin increased to 97% for the three months ended June 30, 2002 from 96% for the three months ended June 30, 2001 due to the volume license of Timbuktu Pro and netOctopus by one customer as well as increased recurring revenue and services related to the licensing and hosting of our eSite and eStore products. Such products have a higher margin than the shrink-wrap versions of our Web platform products. For the nine months ended June 30, 2002, Web platform gross margin increased to 97% from 96% for the nine months ended June 30, 2001 as a result of our ability to reduce our costs related to supporting and provisioning our eSite and eStore products.

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

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses increased for the three and nine months ended June 30, 2002 from the three and nine months ended June 30, 2001 primarily due to:

•	Increased research and development headcount and employee related expenses as a result of our acquisitions of Cayman in October 2001 and DoBox in March 2002 and their research and development staff; and
•	Increased depreciation expense as a result of increased capital purchases related to development of our broadband Internet equipment and the acquisitions of Cayman's and DoBox's development assets.

         These increases were partially offset by reduced product prototyping and design expenses. Additionally, the use of third party contractors was reduced for the nine months ended June 30, 2002 from the nine months ended June 30, 2001.

         We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars for the remainder of fiscal year 2002 and into fiscal year 2003 as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during the nine months ended June 30, 2002 and 2001, we capitalized $47,000 and $0.9 million, respectively, of software development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties.

SELLING AND MARKETING

         Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses decreased for the three and nine months ended June 30, 2002 from the three and nine months ended June 30, 2001 primarily due to:

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

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. General and administrative expenses decreased for the three and nine months ended June 30, 2002 from the three and nine months ended June 30, 2001 primarily due to reduced provisions for doubtful accounts for outstanding accounts receivable owed by customers that filed voluntary petitions under the Bankruptcy Act and many of which ceased operations. Included in general and administrative expense for the three and nine months ended June 30, 2002 is $0.3 million of provisions for doubtful accounts for the outstanding accounts receivable of WorldCom. For the three and nine months ended June 30, 2001, general and administrative expense includes $0.9 million and $2.8 million (of which $1.7 million was related to the outstanding accounts receivable of NorthPoint Communications), respectively, of provisions for doubtful accounts.

         Excluding the provisions for doubtful accounts, general and administrative expenses: increased 4% to $1.2 million for the three months ended June 30, 2002 from $1.1 million for the three months ended June 30, 2001; decreased 8% to $3.4 million for the nine months ended June 30, 2002 from $3.7 million for the nine months ended June 30, 2001.

         During the three months ended December 31, 2001, in a private transaction whereby we sold our claim the the NorthPoint bankruptcy proceedings, we recovered approximately $0.2 million of the $1.7 million NorthPoint receivable for which we had recorded a provision for doubtful accounts in the three months ended December 31, 2000. We expect general and administrative expenses will remain relatively unchanged for the remainder of fiscal year 2002.

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

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

         For the three and nine months ended June 30, 2002, we amortized the amounts allocated to intangible assets with identifiable lives related to our acquisition of Cayman. (See Note 6 of Notes To Unaudited Condensed Consolidated Financial Statements.)

         For the three and nine months June 30, 2001, amortization of goodwill and other intangible assets represents the amortization of such amounts allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet, Serus and netOctopus.

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

         For the nine months ended June 30, 2002, loss on impaired securities reflects the other than temporary decline in the value of our investment in MegaPath. For the nine months ended June 30, 2001, loss on impaired securities reflects the loss of our investment in NorthPoint.

         Other income, net decreased for the three and nine months ended June 30, 2002 from the three and nine months ended June 30, 2001 due to our reduced cash, cash equivalents and short-term investments as a result of the cash used to acquire Cayman, to support our operating activities and purchases of furniture, fixtures and equipment combined with a reduction in interest rates from the prior fiscal year.

PROVISION FOR INCOME TAXES

         We did not record an income tax benefit for the three and nine months ended June 30, 2002 and 2001 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our outlook for fiscal year 2002 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in an income tax benefit.

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

Liquidity and Capital Resources

         We have funded our operations to date primarily through the public offerings of our common stock. As of June 30, 2002, our principal source of liquidity included cash, cash equivalents and short-term investments of $26.3 million and a $15.0 million credit facility from which we borrowed $3.0 million in the three months ended June 30, 2002.

         During the three months ended June 30, 2002, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “Credit Facility”) to enable us to maintain our working capital at levels sufficient to accommodate future business opportunities. Pursuant to the Credit Facility, we may borrow up to $15.0 million from time to time from Silicon Valley Bank. The credit limit is determined based on a formula related to the amount of accounts receivable and inventory at any particular time. The term of the Credit Facility is two years. We may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. The Credit Facility includes provisions and covenants that we believe are customary for secured receivables-based financing agreements.

OPERATING ACTIVITIES

         Our operating activities used $3.0 million of cash for the nine months ended June 30, 2002. This use of cash was primarily due to supporting the loss generated by our regular operating activities, increased accounts receivable and decreased deferred revenue. The use of cash is partially offset by non-cash charges for depreciation and amortization, acquired in-process research and development, and unrealized loss on impaired securities as well as decreased inventory levels and increased accounts payable.

         Our operating activities used $3.3 million of cash for the nine months ended June 30, 2001. This use of cash was primarily due to supporting the loss generated by our regular operating activities, paying the expenses related to our terminated merger with Proxim as well as the reduction of our accounts payable and other liabilities. These costs were partially offset by increased accounts receivable collections and non-cash charges for depreciation and amortization and unrealized loss on impaired securities.

INVESTING ACTIVITIES

         Our investing activities used $14.1 million of cash for the nine months ended June 30, 2002 primarily due to our acquisition of Cayman in October 2001 and purchases of furniture, fixtures and equipment and short-term investments as well as an additional long-term investment in MegaPath, partially offset by proceeds realized from the sale and maturity of short-term investments.

         Our investing activities provided $0.8 million of cash for the nine months ended June 30, 2001 primarily due to proceeds realized from the sale and maturity of short-term investments, partially offset by the purchase of such short-term investments, the purchase of capital equipment and a long-term investment in MegaPath.

         During the three months ended December 31, 2000, we purchased $2.0 million of Series D Preferred Stock in MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal year 2000, MegaPath had purchased the Company’s broadband Internet equipment and licensed certain of our Web platforms products. During the three months ended March 31, 2002, we recorded a $1.4 million unrealized loss on impaired securities related to our investment in MegaPath. This impairment was recorded in connection with the recent valuation of MegaPath based upon its most recent round of financing.

         During April 2002, we made an additional investment in MegaPath by purchasing $0.4 million of MegaPath’s Series E Preferred Stock.

FINANCING ACTIVITIES

         Our financing activities provided $3.8 million and $1.5 million for the nine months ended June 30, 2002 and 2001, respectively. The cash provided by financing activities for the nine months ended June 30, 2002 is due to $3.0 million of borrowings under our credit facility and $0.8 million from activity in our employee stock purchase program and the exercise of employee stock options. The cash provided by financing activities for the nine months ended June 30, 2001 is due to activity in our employee stock purchase program and the exercise of employee stock options.

         We currently depend on our existing cash, cash equivalents, short-term investments and credit facility to meet our needs for working capital which we believe will adequately meet our cash needs for working capital and capital expenditures for the next twelve months. We do not utilize any off-balance sheet financing arrangements. We may require additional capital to finance our future growth and fund our ongoing research and development activities during fiscal 2002 and beyond. If we issue additional stock to raise capital, the percentage ownership in Netopia of our existing stockholders would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms we believe favorable.

         From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to obtain additional presence on the Internet or to support additional advertising and promotional campaigns. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet, in March 2000, we acquired WebOrder, in October 2001, we acquired Cayman and in March 2002, we acquired the assets of DoBox. The succes s of these acquisitions depend upon our ability to retain the customers and employees acquired and timely and successfully develop, manufacture and gain market acceptance for the products acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to adequately address these risks and our business may be harmed.

Commitments

         We have material commitments that consist of facilities and equipment under operating lease agreements expiring at various dates through 2005. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum rental payments required under these operating lease agreements that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

Year ending September 30,

2002	$904
2003	1,519
2004	972
2005	476
thereafter	—

Total minimum lease payments	$3,871

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

         ILECs have been aggressively marketing DSL services principally focusing on residential services. Prior to the acquisition of Cayman, we had not sold meaningful quantities of our broadband Internet equipment to ILECs in the United States. As a result of our acquisition of Cayman, we have expanded the channels through which we sell our products to include ILEC customers, such as SBC and BellSouth, and Comcast, a cable provider, and have committed resources that are focused on expanding our presence in the ILEC channel both domestically and internationally in response to changing market conditions. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, a long-term contract cycle and intense price pressures. ILECs currently obtain equipment from our competito rs, such as Alcatel, Siemens (through its Efficient Networks subsidiary), Westell, ZyXEL and 2Wire, who have proven to be strong competitors. There is no guarantee we will be successful in retaining the customers acquired in connection with our acquisition of Cayman or our ability to successfully expand our presence in the ILEC market. If we fail to retain the customers acquired in connection with our acquisition of Cayman or fail to successfully penetrate the ILEC market for our products and services, our business may be materially and adversely affected.

The DSL market, and the channels through which we historically have sold our DSL products, has experienced significant business difficulties during the past year, which have negatively affected our business and operating results.

         Prior to our acquisition of Cayman in October 2001, our most significant customers have been CLECs and ISPs. Since the middle of calendar year 2000, CLECs have experienced significant business difficulties due to an inability to obtain financing to continue to build out their networks. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock. During the last eighteen months, three of our CLEC customers, Covad, Rhythms, and NorthPoint have demonstrated the following market difficulties:

•	Covad, our largest customer in fiscal year 2001, has reduced its breadth of network build-out and significantly scaled back its operations. In addition, Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. In November 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad emerged from bankruptcy in December 2001 upon closing the SBC funding. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003;
•	Rhythms announced in January 2001 its intention to reduce the number of markets in which it offers services and significantly scaled back its operations. In addition, Rhythms filed a voluntary petition under the Bankruptcy Act in August 2001, and ceased normal operations during September 2001. In December 2001, WorldCom purchased Rhythms' key DSL assets. As a result, WorldCom has been delivering service to customers on the Rhythms network. On July 21, 2002, WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. There is no certainty that WorldCom will continue to purchase our equipment for deployment on the Rhythms network, and there is no certainty that WorldCom will continue to operate the Rhythms network as a result of the pending bankruptcy proceedings; and
•	NorthPoint voluntarily filed for protection under the Bankruptcy Act in January 2001 and subsequently ceased operations during March 2001.

         Like the CLECs, ISPs also have struggled in the past year. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, the lack of differentiation has led to significant erosion in the prices charged to customers. Many of our ISP customers such as Mpower Communications, PSINet, Onsite Access and Business Telecommunications, have all experienced business difficulties and some have filed for bankruptcy or ceased operations. PSINet, which had been one of our key ISP customers for the past three years, filed a voluntary petition under the Bankruptcy Act in June 2001, and most of its Canadian subsidiaries filed for protection under similar Canadian statutes. The pricing pressure for ISPs continues to date, and, accordingly, sales of our products to ISPs remain difficult. The financing market for CLECs and ISPs has remained diffi cult and has been largely closed in calendar years 2001 and 2002, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable.

If we are unable to retain the customers and/or employees and complete the projects acquired in connection with our acquisition of Cayman, our business would be seriously harmed.

         We have attempted to expand the channels through which and markets to which we sell our products through our acquisition of Cayman, a privately held developer and supplier of business class broadband gateways consisting primarily of ADSL and cable Ethernet routers. Previously, we had focused on serving the small and medium size business market primarily through the CLEC channels through which we have historically derived a substantial portion of our revenue. The Cayman acquisition expanded our customer base to include Cayman’s existing base of ILEC customers, such as SBC and BellSouth, and Comcast, a leading cable provider. If we are unable to retain the customers and/or employees acquired, maintain the quality of the products we acquired and timely and successfully develop, manufacture and gain market acceptance of the products which were under development at the time of the acquisition, our busi ness will be seriously harmed. For example, we received no revenues from SBC in either of the three month periods ended March 31 and June 30, 2002 as a result of SBC’s on-hand inventory levels and planned transition to new products offered by vendors of broadband Internet equipment. The Cayman acquisition has involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business and significant expenses and write-offs. Incremental acquisition related charges including in-process research and development will adversely impact our profitability. Additionally, we may have to record additional acquisition related charges, including the impairment of goodwill, which would adversely impact our profitability. (See Note 6 of Notes to Consolidated Financial Statements.)

The loss of, or decline in, purchases by one or more of our key distributors or customers would result in a significant decline in our revenues.

         Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. For the nine months ended June 30, 2002, there were four customers who each individually represented at least 5% of our revenues and in the aggregate, accounted for 37% of our total revenues. In this period, sales to Ingram Micro, Covad, Innotrac and IBM represented approximately 13%, 11%, 8% and 5%, respectively, of our total revenues.

We have a history of losses and negative cash flow from operations. We may incur losses and negative cash flow from operations in the future.

         Our failure to significantly increase our revenues or sufficiently reduce our operating expenses will result in continuing losses. We incurred losses from continuing operations of $18.5 million for the nine months ended June 30, 2002 and have incurred losses from continuing operations of $41.7 million, $17.6 million and $7.9 million for fiscal years 2001, 2000 and 1999, respectively. Our operations used $3.0 million of cash for the nine months ended June 30, 2002 and have used $5.8 million of cash for fiscal year 2001, provided $0.1 million of cash for fiscal year 2000 and used $8.4 million of cash for fiscal 1999. Even if we reach profitability and maintain positive cash flow from operations, we may not be able to sustain or increase profitability or cash flow from operations on a quarterly or annual basis.

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

         It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. In such event, the market price of our common stock may decline significantly. Variations in our operating results will likely be caused by factors related to the operation of our business, including:

•	Variations in the timing and size of orders for our broadband Internet equipment products;
•	Decreases or delays in purchases by significant customers, or loss of customers such as Covad, Ingram Micro, SBC or BellSouth;
•	Increased price competition for our broadband Internet equipment products;
•	Our ability to license, and the timing of licenses, of our Web platforms products;
•	The growth rate in the number of eSites and eStores that are built using our Web platforms products from which we derive revenues;
•	The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband Internet equipment products as a percentage of our total revenues and increased sales of lower margin ADSL products within our family of broadband Internet equipment products.
•	Shifts in the channel fulfilling demand from small, medium and distributed enterprises for DSL services to entities with whom we do not have historical relationships;
•	The price and availability of chip sets and other components for our DSL products;
•	The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements; and
•	Our ability to attract and retain key personnel.

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

         In the market for broadband Internet equipment, we primarily compete with Alcatel, Cisco, Siemens (through its Efficient Networks subsidiary), Lucent, Linksys, 2Wire, Westell, and ZyXEL.

         In the market for our Web platforms products, we primarily compete with Trellix, Computer Associates, Intel, Microsoft, Vector Networks, Stac Software, Symantec, and Tivoli Systems (IBM).We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for our Timbuktu Pro product.

         Many of our current and potential competitors in all product areas have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in all product areas for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significa nt market share. We also expect that competition will increase as a result of industry consolidation.

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

         We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our broadband Internet equipment relies on components that are supplied by independent contractors and specialized suppliers. We generally do not have guaranteed supply arrangements with these third parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient components for our broadband Internet equipment also depends on our ability to accurately forecast our future requirements. If we are unable to timely obtain a sufficient quantity of components from independent contractors or specialized suppliers for any reason, sales of our broadband Internet equipment could be delayed or halted. In addition, we may be required to pay premiums for components purchased from other ve ndors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our broadband Internet equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our broadband Internet equipment would seriously harm our reputation and business. In addition, we anticipate that it will be necessary for us to establish relationships with additional component suppliers in the future. If we are unsuccessful in establishing these relationships, we may not be able to obtain sufficient components in some future period.

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

         In the past, we have engaged in both acquisitions and divestitures. For example, in December 1998, we acquired netOctopus and Serus, in October 1999, we acquired StarNet, in March 2000, we acquired WebOrder, in October 2001, we acquired Cayman and in March 2002, we acquired the assets of DoBox. We also entered into an agreement and plan of reorganization in January 2001 under which we agreed to be acquired by Proxim. This agreement was mutually terminated in March 2001. In addition, in August 1998, we sold our LAN Division. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significan t expenses and write-offs. For example, in the six months ended March 31, 2002, we recorded a charge for acquired in-process research and development of $4.1 million related to our acquisitions of DoBox and Cayman and in September 2001, for example, we recorded a $16.4 million charge for impairment of goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. Incremental acquisition related charges including in-process research and development and amortization of goodwill and other intangibles or divestitures of profitable technologies or products could adversely impact our profitability. The success of these acquisitions depends upon our ability to retain the customers and key employees, and timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

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

         A substantial portion of our revenues is derived from sales to European and other international customers. We expect sales to international customers to continue to comprise a significant portion of our revenues. In the past, our international sales have typically been denominated in United States dollars. Beginning in our fiscal third quarter of 2000, sales of broadband Internet equipment products to our European customers who are members of the European Union have been denominated in the Euro. All other international sales are denominated in United States dollars. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers. This could lead to decreased profitability of our products and services. In addition, changes in the value of the Eu ro relative to the United States dollar could adversely affect our operating results to the extent we do not hedge sales denominated in the Euro.

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

         Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer. None of our employees are bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

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

Our stock price may be volatile, which may result in substantial losses for our stockholders.

         The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results;
•	Changes in securities analysts' estimates of our financial performance;
•	Changes in market valuations of similar companies;
•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Losses of major customers, major projects with major customers or the failure to complete significant licensing transactions;
•	Additions or departures of key personnel;
•	Fluctuations in the stock market price and volume, which are particularly common among highly volatile securities of companies in our industry;
•	General conditions in the broadband communications industry, in particular the DSL market, or the domestic and worldwide economies;
•	Decreases or delays in purchases by significant customers;
•	A shortfall in revenue or earnings from securities analysts' expectations or other announcements by securities analysts;
•	Our ability to protect and exploit our intellectual property or defend against the intellectual property rights of others; and
•	Developments in our relationships with customers, distributors and suppliers.

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

PART I.       FINANCIAL INFORMATION
Item 3.        Quantitative and Qualitative Disclosures About Market Risk

         Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our exposure to foreign exchange risk relates primarily to sales made to international customers denominated in Euros. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio. Beginning in our fiscal third quarter of 2000, sales to European countries that are members of the European Union have been denominated in the Euro. In order to reduce our exposure resulting from currency fluctuations, we have entered into currency exchange forward contracts. These contracts guarantee a pr edetermined exchange rate at the time the contract is purchased. We do not enter into currency exchange contracts for speculative or trading purposes.

Interest Rate Risk

         The table below presents the market value and related weighted-average interest rates for our investment portfolio at June 30, 2002 and 2001. All of our investments mature in twelve months or less.

	June 30, 2002			June 30, 2001

		Fair	Average		Fair	Average
Principal (notional) amounts in	Cost	market	interest	Cost	market	interest
United States dollars:	basis	value	rate	basis	value	rate

	(in thousands)			(in thousands)

Cash equivalents - fixed rate [a]	$11,106	$11,124	1.8%	$39,438	$39,657	6.1%
Short-term investments - fixed rate [b]	3,978	3,991	1.9%	19,604	19,802	6.4%

	$15,084	$15,115		$59,042	$59,459

[a]	Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.
[b]	Short-term investments represent the portion of our investment portfolio which mature in greater than or equal to 90 days.

         Our market interest rate risk relates primarily to changes in the United States short-term prime interest rate. These changes impact the price and yield of our short-term investments. We minimize this risk by following a policy of portfolio diversification.

Foreign Currency Exchange Risk

         The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at June 30, 2002 and 2001. These accounts receivable are valued at the United States/Euro exchange rate as of June 30, 2002 and 2001, respectively. The carrying value approximates fair value at June 30, 2002 and 2001.

	June 30, 2002		June 30, 2001

Principal (notional) amounts in	Carrying	Exchange	Carrying	Exchange
United States dollars:	amount	rate	amount	rate

	(in thousands)		(in thousands)

Accounts receivable denominated in Euros	$1,050	0.9552	$1,543	0.8503

         The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at June 30, 2002 and 2001. The carrying value approximates fair value at June 30, 2002 and 2001.

	June 30, 2002			June 30, 2001

Principal (notional) amounts in	Carrying	Spot	Settlement	Carrying	Spot	Settlement
Euros:	amount	rate	date	amount	rate	date

	(in thousands)			(in thousands)

Currency exchange forward
contract # 1	$23	0.8743	Jun. 2002	$878	0.8676	Jul. 2001
Currency exchange forward
contract # 2	$201	0.8552	Jun. 2002	$761	0.8805	Aug. 2001
Currency exchange forward
contract # 3	$131	0.8763	Jul. 2002	$315	0.8407	Sept. 2001
Currency exchange forward
contract # 4	$275	0.9151	Aug. 2002	—	—	—
Currency exchange forward
contract # 5	$274	0.9131	Sept. 2002	—	—	—

         Our foreign currency exchange risk relates to changes in the value of the Euro relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

[a]	Exhibits

Exhibit
	Number	Description

	10.13	Silicon Valley Bank Loan and Security Agreement entered into on June 27, 2002.

[b]	During the three months ended June 30, 2002, we filed the following reports on Form 8-K:

	•	On June 27, 2002, we filed a report on Form 8-K reporting: Item 5 - Other Events announcing Netopia has entered into a Loan and Security Agreement with Silicon Valley Bank effective June 27, 2002 (the "Credit Facility"). Netopia may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. The Credit Facility includes provisions and covenants that Netopia believes are customary for secured receivables-based financing agreements.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	NETOPIA, INC.
(Registrant)

By: /s/ William D. Baker

William D. Baker
Senior Vice President, Finance and Operations, and
Chief Financial Officer