Form 10-K
period 2002-09-30
NETOPIA INC
filed 2002-12-20
CIK 1012482

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2002

                                       or

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

                                   -----------

                                 (510) 814-5100
              (Registrant's telephone number, including area code)

                                   -----------

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|      No |_|

Indicate by check |X| if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. |X|

As of December 13, 2002 there were 18,906,973 shares of the Registrant's common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported on The Nasdaq National Market on December 13, 2002 was approximately $24,701,662.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for its Annual Stockholders Meeting to be held on January 28, 2003 is incorporated by reference in Part III of this Form 10-K.

================================================================================

NETOPIA, INC.
FORM 10-K

Table of Contents                                                                                         Page
PART I.

Item 1.   Description of Business............................................................................2

Item 2.   Properties........................................................................................11

Item 3.   Legal Proceedings.................................................................................11

Item 4.   Submission of Matters to a Vote of Security Holders...............................................12

Item 4A.  Executive Officers of the Registrant..............................................................12

PART II.

Item 5.   Market for Netopia's Common Stock and Related Stockholder Matters.................................13

Item 6.   Selected Financial Data...........................................................................15

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........................................43

Item 8.   Financial Statements and Supplementary Data.......................................................44

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............74

PART III.

Item 10.  Directors and Executive Officers of the Registrant................................................74

Item 11.  Executive Compensation............................................................................74

Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................74

Item 13.  Certain Relationships and Related Transactions....................................................74

Item 14.  Controls and Procedures...........................................................................74

PART IV.

Item 15.  Exhibits, Financial Schedules and Reports on Form 8-K.............................................75

Index to Exhibits...........................................................................................75

Signatures..................................................................................................77

Certifications..............................................................................................78

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "should," "expect," "anticipate," "potential," "believe," "estimate," "intends" and "continue" or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other "forward-looking" information. There will be events in the future that we are not able to predict or over which we have no control, which may adversely affect our future results of operations, financial condition or stock price. The risk factors described in this Form 10-K, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-K could seriously harm our business and that, upon the occurrence of any of these events, the trading price of our common stock could decline.

Company Background

We develop, market and support broadband equipment, software and services that enable our carrier and broadband service provider customers to simplify and enhance the delivery of broadband services to their residential and enterprise-class customers. Our product and service offerings enable carriers and broadband service providers to (i) improve their profitability with feature rich routers and gateways, and software that "manages to the edge" of the network to reduce costs, and (ii) provide value added services to enhance revenue generation. These bundled service offerings often include digital subscriber line (DSL) or broadband cable equipment bundled with backup, bonding, virtual private networking (VPN), firewall protection, parental controls, Web content filtering, integrated voice and data, and eSite and eStore hosting.

We were incorporated in California in 1986 as Farallon Computing, Inc. In 1996 we were reincorporated in Delaware as Farallon Communications, Inc. In November 1997, we changed our name from Farallon Communications, Inc. to Netopia, Inc. We initially focused on the development of networking products for AppleTalk local area networks (LANs). In 1993, we revised our business strategy to concentrate on the Internet and Intranet markets thru the utilization of our transmission control protocol/Internet protocol (TCP/IP) and routing expertise. In 1998, we introduced our family of DSL broadband Internet equipment and in 2002; we expanded and enhanced our broadband product and service offerings, primarily as a result of the technology acquired in connection with our acquisitions of Cayman Systems, Inc. (Cayman) and DoBox, Inc. (DoBox). In 2002, we also introduced our netOctopus suite of server software products that enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to "manage to the edge" of their network. Our principal offices are located at 2470 Mariner Square Loop, Alameda, California 94501 and our telephone number is (510) 814-5100. Effective January 1, 2003, our principal offices will be located at Marketplace Tower, 6001 Shellmound Street, 4th Floor, Emeryville, California 94608, and our telephone number will be (510) 420-7400.

Products and Services

Broadband Equipment. We have developed a comprehensive line of broadband Internet gateways, which allow the transport of high-speed data over the local, copper loop and enable telecommunications carriers to provide cost-effective and high-speed services over existing copper infrastructure. Our products support many types of high-speed wide area network (WAN) interfaces, including connectivity for asynchronous DSL (ADSL), Symmetric High bit-rate Digital Subscriber Loop (SHDSL), symmetric DSL (SDSL), integrated services digital network DSL (IDSL), Ethernet, Cable, T1, Fractional T1, 56K digital dataphone service (DDS), Dual Analog, integrated services digital network (ISDN), and wireless networks. Our broadband Internet gateway family includes routers and modems for data services and integrated access devices (IADs) for combined voice and data services, all of which are designed to deliver high performance, excellent reliability and scalability, all the while maintaining affordability for the customer. We believe a key to our success is comprehensive interoperability with leading central office equipment and a common firmware platform across all WAN connections. The substantial majority of our revenues are derived from sales of our broadband Internet gateways, in particular our DSL routers and modems. During each of fiscal years 2002, 2001 and 2000, revenue from the sale of our broadband Internet gateways have accounted for more than 70% of our total revenues. When reading our statement of operations, revenues and cost of revenues related to the sale of our broadband Internet equipment are classified as "Internet equipment."

Digital subscriber line technology uses complex modulation methods to enable high-speed services over copper phone lines. DSL technology allows the simultaneous transmission of data at speeds from 1 Megabit per second (Mbps) to 8Mbps, or 17 times to 140 times faster than standard 56 Kilobits per second
(Kbps) modem service, while also providing standard analog telephone service over a single pair of copper wires at distances of up to 18,000 feet. With DSL technology, a user can talk and have high-speed data transmissions at the same time over a regular phone line. DSL products enable telecommunication carriers to provide interactive multimedia services over copper wire while simultaneously carrying traditional telephone services, thus mitigating the need for the telecommunication carriers to install second lines to support these services. Our products support many DSL WAN interfaces such as: ADSL which refers to DSL technology that provides bi-directional transmission capacity at varying speeds; and SDSL, SHDSL and IDSL, each of which refers to DSL technology that provides bi-direction transmission capacity at the same speeds.

The DSL connection or link is comprised of a DSL Access Multiplexer (DSLAM) and a DSL router. The DSLAM is a piece of equipment that typically resides in the telephone companies' central offices and aggregates, or multiplexes, multiple DSL access lines into a telecommunication carriers high-speed line back to its core or central network. The DSL router is a piece of equipment, which resides at the user's location and is typically referred to as customer premise equipment (CPE). The CPE is generally a small device enabling DSL services at the user's premises that sits on a desktop next to a personal computer (PC). As telecommunication carriers deploy DSL based services, the need for DSL line concentration at the central offices and the need for CPE at the users location increases.

The following table sets forth our broadband equipment product lines and their applications:

Product Line                 WAN Interface       Description                      Applications
========================================================================================================================
Cayman 3000 Series Modems    ADSL                ADSL CPE that connects to a      For the single or multi-PC home and
and Gateways                 Ethernet            corresponding ADSL device in     small business: include self install
                                                 the service providers' central   features; LAN interface options of
                                                 office. Our recently released    USB, 4-port 10/100 Ethernet switch,
                                                 "smart" class of                 802.11b wireless or home phone
                                                 self-installable and remotely    networking (HPNA); firewall protection
                                                 manageable and configurable      and security monitoring features; can
                                                 smart modems and gateways.       support line speeds of 8.2Mbps
                                                                                  downstream and 1.0Mbps upstream.
------------------------------------------------------------------------------------------------------------------------
Netopia 4500 Series          ADSL                Business class CPE that          For small and medium size
Broadband Gateways           SHDSL               connects to the service          businesses: LAN interface options
                             T1                  providers' central office.       of 10/BaseT 4-port Ethernet hub or
                                                 Provides robust routing,         10/100BaseT Ethernet port.
                                                 security, and management
                                                 features optimized for the
                                                 business user.
------------------------------------------------------------------------------------------------------------------------
Netopia 4600 Series          SDSL                Business class CPE that          For small, medium and distributed
Broadband Gateways           IDSL                connects to the service          enterprises. LAN interface of 4 or
                             T1                  providers' central office.       8-port 10/100 auto-sensing
                                                 Provides robust routing,         10/100BaseT Ethernet switch;
                                                 security, and management         hardware based VPN acceleration;
                                                 features optimized for           dial-backup; and firewall
                                                 enterprise applications.         protection.
------------------------------------------------------------------------------------------------------------------------
Netopia 4700 Series          ADSL                Business class CPE that          For small and medium size
Integrated Access Devices    SDSL                connects to the service          businesses: LAN interface of
                             SHDSL               providers' central office.       10/100BaseT Ethernet port;
                                                 Provides multiple voice          telephony interface plain old
                                                 connections and high-speed       telephone system (POTS) or ISDN;
                                                 Internet access over a single    built-in firewall and filtering;
                                                 DSL line.                        can support line speeds of 192Kbps
                                                                                  to 8.2Mbps.
------------------------------------------------------------------------------------------------------------------------
Netopia R-Series Broadband   SDSL                Business class CPE that          For small and medium size
Gateways                     IDSL                connects to the service          businesses: LAN interface of 4 or
                             ADSL                providers' central office.       8-port 10BaseT Ethernet hub; VPN
                             Leased line (T1,    Provides robust routing,         features and firewall protection;
                             DDS and Serial)     security, and management         dial-backup.
                             ISDN                features optimized for the
                             Analog              business user. Modular
                                                 architecture allowing for
                                                 cost-effective WAN interface
                                                 hardware upgrades.
------------------------------------------------------------------------------------------------------------------------

Broadband Services. Our service delivery platform includes the netOctopus suite of broadband gateway, PC management and customer support software solutions, Web eCommerce server software and Timbuktu software solutions. netOctopus server software products enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to "manage to the edge" of their network. netOctopus Desktop Support and eCare software enable broadband service providers and traditional enterprises to support their customers by remotely viewing and operating the customer's desktop computer. The Netopia Web eCommerce server solution provides "no assembly required" Web sites and online stores, what we refer to as eSites and eStores, with a wide variety of vertical market content packages to suit many needs, from franchisees to sole proprietors. Timbuktu software solutions include systems management tools such as remote control, remote computer configuration and file transfer. During each of fiscal years 2002, 2001 and 2000, revenue from the sale of our broadband services have accounted for approximately 24% to 29% of our total revenues. When reading our statement of operations, revenues and cost of revenues related to the sale of our broadband services are classified as "Web platform licenses and services."

Product Line                   Description
================================================================================
netOctopus EdgeManager         netOctopus EdgeManager is designed to enable the
                               network operation centers (NOCs) of broadband
                               service providers to proactively manage the
                               broadband gateways installed on their network,
                               thereby reducing help desk call loads and
                               support costs. Using gateway discovery
                               mechanisms, configuration comparisons, automatic
                               delivery of configuration updates directly to
                               the gateway and post updated diagnostics,
                               netOctopus EdgeManager enables the service
                               provider to easily and cost-effectively support
                               its installed gateways, improves the quality of
                               customer support, and increases the level of
                               customer satisfaction.
--------------------------------------------------------------------------------
netOctopus GatewaySupport      netOctopus GatewaySupport enables broadband
                               service providers to reduce the length of their
                               support calls by enabling technical support and
                               customer service agents to diagnose gateway
                               problems remotely, perform routing operations on
                               the gateway and effect configuration and firmware
                               changes to keep customers up and running.
--------------------------------------------------------------------------------
netOctopus DesktopSupport      netOctopus DesktopSupport utilizes a Web
                               architecture requiring a small size PC-component
                               to provide live desktop assistance remotely.
                               Technical support and customer service agents can
                               communicate with their customers while remotely
                               sharing and operating their desktops, sharing
                               files, chatting as well as diagnosing and
                               troubleshooting desktop problems in real time.
--------------------------------------------------------------------------------
eCare                          eCare is support interaction software optimized
                               for call centers and help desks to assist
                               computer users in resolving technical support
                               issues by providing bi-directional remote desktop
                               assistance, online support request queues, the
                               ability to observe the users desktop, text chat,
                               send files, log and report on call statistics and
                               integrate into the customers customer relation
                               management (CRM) system.
--------------------------------------------------------------------------------
eCommerce                      Includes the eSite and eStore hosting solutions
                               which offer "no assembly required" Web sites
                               (eSites) and e-commerce enabled Web sites
                               (eStores) for small and medium size businesses.
--------------------------------------------------------------------------------
Systems Management             Includes Timbuktu and netOctopus systems
                               management tools for the multi-platform
                               enterprise, which include remote computer
                               configuration, computer asset management,
                               software distribution, remote control and file
                               transfer.
--------------------------------------------------------------------------------

Customers

We sell our products both domestically, in the United States, and internationally, primarily in Europe. We primarily sell our broadband equipment and broadband services to:

      o Telecommunication carriers, including incumbent local exchange carriers (ILECs), such as SBC Communications Inc. (SBC), BellSouth Corporation (BellSouth) and Verizon Communications Inc. (Verizon); competitive local exchange carriers (CLECs), including Covad Communications Company (Covad), McLeodUSA Incorporated (McLeod) and NextGenTel; Internet service providers (ISPs), including Business Telecommunications, Inc. (BTI) and Integra Telecom, Inc. (Integra Telecom); and Internet Exchange Carriers (IXCs) including AT&T Corp. (AT&T), Sprint Corporation (Sprint) and WorldCom, Inc. (WorldCom);

      o Distributors, including Ingram Micro Inc. (Ingram Micro), Groupe Softway (Softway) and Tech Data Corporation (Tech Data);

      o     Cable companies, including Comcast Corporation (Comcast); and

      o     Directly to end-users.

Historically, we have depended upon the ability of our customers to successfully offer broadband services, in particular DSL services. In the past, our largest customers have been CLECs. Many CLECs have incurred operating losses and negative cash flows as they attempted to establish their networks and operations, and many have filed for protection under the Bankruptcy Act or ceased operations. Most notably, Covad, which currently is our largest CLEC customer, filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital-restructuring plan. Covad emerged from bankruptcy in December 2001 and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003. Additionally, the financial instability of the telecommunications industry was highlighted when WorldCom, Inc. announced in July 2002 that WorldCom and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result of the bankruptcy proceedings commenced by WorldCom, we recorded a $0.3 million provision for doubtful accounts during fiscal year 2002, representing 100% of the outstanding accounts receivable owed by WorldCom. In July 2002, the Bankruptcy Court approved interim financing arrangements that WorldCom believes should provide sufficient funds to continue operations. During fiscal year 2002, we recorded $0.8 million in revenues from sales of our broadband equipment to WorldCom of which, $0.1 million is related to shipments we approved after WorldCom's bankruptcy filings.

As a result of the financial and operational difficulties encountered by many of our CLEC customers, who had primarily served the business market for DSL services, we have recently acted aggressively to expand our customer base and markets served. As a result of our acquisition of Cayman in October 2001, we have established relationships with ILECs such as BellSouth and SBC, customers with whom we have not had historic relationships for broadband equipment, and have developed new products designed for the residential market for DSL services. We expect that our continued operations will become substantially dependent upon our ability to develop and enhance products to meet the needs of the residential market for DSL services and requirements of our ILEC customers. The ILECs and our other customers are significantly larger than we are, and are able to exert a high degree of influence over our business. As a result, our larger customers may be able to reschedule or cancel orders without significant penalty and force our products to undergo lengthy approval and purchase processes.

Distribution, Sales and Marketing

We sell our products through a domestic field sales organization and through selected distributors. We market our products domestically within the United States, as well as in Canada, Europe and the Asia Pacific region. Our broadband equipment products are generally sold directly to our telecommunication carrier customers or in some cases to distributors who then resell our products. Our broadband service products are generally sold directly to our customers.

The sales process for both our broadband equipment and broadband services can be lengthy. At the first stage of the process, our telecommunication carrier customers invite us, and many competitors, to respond to lengthy and detailed requests for proposal. Even if our products are selected for further consideration as a result of our written response to a request for proposal, prior to selling our broadband equipment to telecommunication carriers, the products must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months to over a year or more for products based on new technologies. Although the telecommunication carrier approval processes varies to some extent depending on the customer and the product being evaluated, they generally are conducted as follows:

      o Laboratory Evaluation. The product's function and performance are tested against all relevant industry standards and customer requirements.

      o Technical Trial. A number of telephone lines are equipped with the product for simulated operation in a field trial. The field trial is used to evaluate performance, assess ease of installation and establish troubleshooting procedures.

      o Marketing Trial. Emerging products and services, such as DSL, are tested for market acceptance. Marketing trials usually involve a greater number of systems than technical trials because systems are deployed at several locations in the telecommunication carriers network. This stage gives the carrier an opportunity to establish procedures, train employees to install and maintain the new product and to obtain more feedback on the product from a wider range of operations personnel.

      o Commercial Deployment. Commercial deployment usually involves substantially greater numbers of systems and locations than the marketing trial stage. In the first phase of commercial deployment, a telecommunication carrier initially installs the equipment in select locations for select applications. This phase is followed by general deployment involving greater numbers of systems and locations. Commercial deployment does not usually mean that one supplier's product is purchased for all of the carriers needs throughout the system as telecommunication carriers often rely upon multiple suppliers to ensure that their needs can be met. Subsequent orders, if any, are generally placed under supply agreements that, regardless of term, are generally not subject to minimum volume commitments.

Research and Development

We believe that our future business and operating results depend in part on our ability to continue to develop new products in a timely manner, enhance existing products and develop strategic product development relationships. We continuously evaluate the needs of our telecommunication carrier customers, distribution channel partners, end users and end markets to provide them with new broadband Internet equipment and services incorporating new technologies, standards and functionality. We continue to devote a significant amount of our resources to research and development. Research and development expenses were $17.5 million, $13.8 million and $13.3 million for fiscal years 2002, 2001 and 2000, respectively. We expect to continue to devote substantial resources to product and technological development.

Our research and development personnel are organized into development teams focused either on the development of our broadband equipment, our eCare and eCommerce products or our netOctopus broadband service offerings. Each product development team is generally responsible for conceiving new products in cooperation with other functions within our company, adapting standard products or technology to meet new customer needs and sustaining engineering activities related to our existing products. In particular, our hardware development team is charged with implementing the engineering strategy of reducing product costs and enhancing performance for each succeeding generation of broadband equipment product in an effort to be a highly valued, superior quality provider, without compromising functionality or serviceability. We believe the key to this strategy is developing an initial architecture for each product that enables engineering innovations to result in performance enhancements and future cost reductions.

We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products and services that provide increasingly higher levels of performance, reliability, compatibility, and cost savings for our customers. We may not be able to successfully develop, introduce, enhance or market these or other products and services necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business.

Product and Customer Support

We believe that effective product and customer support is a key criterion used by our customers in selecting our broadband Internet equipment and service offerings. Telecommunication carriers, ISPs, independent distributors and dealers, value-added resellers (VARs), end users, network managers and administrators, consultants and other experienced technical experts utilize our toll-free telephone support lines, fax and online support services to access our support personnel and internal technical databases. Additionally, support personnel are trained to satisfy the needs of customers and end users who are not technical experts and do not have access to sophisticated technical support. We believe that our support programs have been successful in creating brand loyalty through our focused support of the specialized needs of these customers and end users, and through the easy-to-use, plug-and-play design of our broadband Internet equipment and services.

With different service programs, including "Up and Running, Guaranteed!" and VPN set-up services, we can remotely configure our Internet gateways and assist users in setting up Internet service with the user's telecommunication carrier and ISP. Our expertise in solving technical problems enables us to commit our resources to analyze any problem a customer or end user may have, even if it involves a product from another company. The effect of these activities is to build customer loyalty to us as the single source for broadband Internet equipment and services.

Manufacturing

We utilize a combination of third-party contract manufacturers and limited internal manufacturing capabilities to meet our customer requirements and product demand. Our third-party contract manufacturers are located in Asia,

Mexico and the United States. They produce substantially all of the circuit boards for our broadband Internet equipment and in certain circumstances assemble, package and ship our products directly to our customers. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs.

Competition

The markets for our broadband Internet equipment and broadband services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A number of companies offer products that compete with one or more of our products. We expect competition to intensify as current competitors expand their product and service offerings and new competitors enter the market. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

Competitors vary in size, scope and breadth of the products and services offered. Our current and prospective competitors include original equipment manufacturers (OEMs), product manufacturers of broadband Internet equipment, developers of Web site and e-commerce software, developers of remote control and collaboration software, and developers of Web based help desk applications. In the market for broadband Internet equipment, we primarily compete with Thomson Corporation (Thomson), Cisco Systems, Inc. (Cisco), Siemens Aktiengesellschaft (Siemens) (through its Efficient Networks subsidiary), Linksys Group Inc. (Linksys), 2Wire, Inc. (2Wire), Westell Technologies, Inc. (Westell), and ZyXEL Communications Co. (ZyXEL). In the market for our Web platforms products, we primarily compete with Computer Associates International, Inc. (Computer Associates), Microsoft Corporation (Microsoft), Vector Networks, Inc. (Vector Networks), Stac Software, Symantec Corporation (Symantec), and Tivoli Software (a wholly-owned subsidiary of International Business Machines Corporation)
(IBM). We anticipate intense competition from some of these companies because they provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for Timbuktu.

Many of our current and potential competitors in each product area have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in each product area for various reasons, including lower prices and other incentives not matched by us. Current and potential competitors also have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

We believe that the principal competitive factors in our markets are:

      o     Product feature, function and reliability;

      o     Customer service and support;

      o     Price and performance;

      o     Ease of use;

      o     Timeliness of new product introductions;

      o     Size and scope of distribution channels;

      o     Breadth of product line;

      o     Size and loyalty of customer base;

      o     Brand name recognition; and

      o     Strategic alliances.

We cannot assure you that we will be able to compete successfully in the future. Our inability to successfully compete would seriously harm our business.

Government Regulations

The telecommunications industry, including most of our customers, is subject to regulation from federal and state agencies, including the Federal Communications Commission (FCC) and various state public utility and service commissions. While such regulation does not affect us directly, the effects of such regulations on our customers may, in turn, adversely impact our business and results of operations. For example, FCC regulatory policies affecting the availability of telephone and communications services and other terms on which service providers conduct their business may impede our penetration of certain markets. The Telecommunications Act lifted certain restrictions on the carriers' ability to provide interactive multimedia services including video on demand. Under the Telecommunications Act, new regulations have been established whereby carriers may provide various types of services beyond traditional voice offerings. Additionally, the Telecommunications Act permits the carriers to engage in manufacturing activities after the FCC authorizes a carrier to provide long distance services within its service territory. A carrier must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, a carrier will be permitted to engage in manufacturing activities, and the carriers, which are our largest customers, may become our competitors as well.

Intellectual Property and Other Proprietary Rights

Our ability to compete is dependent in part on our proprietary rights and technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We presently have one United States patent issued that relates to our Timbuktu software. We generally enter into confidentiality or license agreements with our employees, consultants, resellers, distributors, customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. However, in some instances, we may find it necessary to release our source code to certain parties.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information. For example, in selling our Timbuktu software, we often rely on license cards that are included in our products and are not signed by licensees. Therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries where our products are or may be manufactured or sold, particularly developing countries including various countries in Asia, such as the People's Republic of China, do not protect our proprietary rights as fully as do the laws of the United States. We rely upon certain software, firmware and hardware designs that we license from third parties, including firmware that is integrated with our internally developed firmware and used in our products to perform key functions. We cannot be certain that these third-party licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, such licenses could result in shipment delays or reductions until equivalent firmware is developed, identified, licensed and integrated which would seriously harm our business.

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products or we infringe their intellectual property. It is possible that our patent may be successfully challenged, that our patent may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

As of December 13, 2002, we employed 316 persons, including 81 in sales and marketing, 111 in research and development, 63 in customer service and support, 31 in manufacturing operations, and 30 in general and administrative functions. We also contract with consultants who provide us short and long-term services in various areas of our business. Since March 2001, we have significantly reduced our workforce to align expenses better with revenue levels. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

ITEM 2. PROPERTIES

Each of the facilities we occupy is leased for a term of one to nine years. We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. We believe it may be necessary to secure additional space should our business operations expand beyond our current productive capacity. Since our California facilities are located near major earthquake fault lines in the San Francisco Bay area, our business could be seriously harmed in the event of a major earthquake. The following table sets forth our facilities and their related lease terms as of September 30, 2002:

                                                          Operating      Square       Lease
Location                               Primary use         segment        feet        term
================================================================================================
Alameda, California (a)               Headquarters;        Internet      49,047      5 years
                                       research and       equipment
                                       development,        and Web
                                   selling, marketing,    platforms
                                    customer service,
                                       general and
                                      administrative
------------------------------------------------------------------------------------------------

Billerica, Massachusetts (b)           Research and        Internet      19,291      5 years
                                       development,       equipment
                                     customer service
                                                                          4,909      5 years

------------------------------------------------------------------------------------------------

San Leandro, California (c)        Distribution center       Both        14,406      5 years

------------------------------------------------------------------------------------------------

Lawrence, Kansas                       Research and          Web          7,465      3 years
                                       development        platforms
------------------------------------------------------------------------------------------------

Fremont, California                    Research and        Internet       7,061      5 years
                                       development        equipment
------------------------------------------------------------------------------------------------

Addison, Texas                           Selling             Web          7,160     5 years,
                                                          platforms                 8 months
------------------------------------------------------------------------------------------------

Orem, Utah                             Research and          Web          4,249      3 years
                                       development        platforms
------------------------------------------------------------------------------------------------

Los Altos, California                  Research and          Web          3,000      1 year
                                       development        platforms
------------------------------------------------------------------------------------------------

Other (d)                              Selling and           Both       Less than
                                        marketing                         2,000
------------------------------------------------------------------------------------------------

                                                      Renewal     Renewal       Renewal
Location                               Expires        option       term        commences
============================================================================================
Alameda, California (a)             December 31,        Yes       5 years      January 1,
                                        2002                                      2003





--------------------------------------------------------------------------------------------

Billerica, Massachusetts (b)          March 31,         Yes       3 years       April 1,
                                        2005                     9 months         2005

                                      March 31,         Yes       3 years       April 1,
                                        2005                                      2005
--------------------------------------------------------------------------------------------

San Leandro, California (c)         December 31,        No          n/a           n/a
                                        2002
--------------------------------------------------------------------------------------------

Lawrence, Kansas                      June 30,          No          n/a           n/a
                                        2005
--------------------------------------------------------------------------------------------

Fremont, California                  December 1,        No          n/a           n/a
                                        2004
--------------------------------------------------------------------------------------------

Addison, Texas                        July 31,          Yes       3 years      August 1,
                                        2007                                      2007
--------------------------------------------------------------------------------------------

Orem, Utah                          February 28,        No          n/a           n/a
                                        2005
--------------------------------------------------------------------------------------------

Los Altos, California                 March 31,         Yes      6 months       April 1,
                                        2003                                      2003
--------------------------------------------------------------------------------------------

Other (d)

--------------------------------------------------------------------------------------------

(a) We expect to vacate our headquarters facility in Alameda, California at the lease termination date of December 31, 2002 and immediately thereafter commence occupancy of our new headquarters facility in Emeryville, California. We have entered into a lease for the Emeryville facility, comprising 30,438 square feet, for a 5 year, 6 month term which expires June 30, 2008 and does not have a renewal option.
(b)   Subleased from Eastman Kodak Company.
(c) We have agreed to a preliminary proposal to renew this lease for a 2 year, 8 month term commencing on January 1, 2003 and expiring on August 27, 2005, and to increase the square footage leased to 28,816 square feet. A renewal option is not provided in this new proposal. This preliminary proposal is not binding, and we cannot give assurance that we will enter into a lease on these terms.
(d) Other office space with less than 2,000 square feet per location in Paris, France; Neunkirchen am Brand, Germany; Maastricht, The Netherlands; Hong Kong; Springfield, Virginia; Beijing, China; and San Jose, California used primarily for sales and research and development activities. The lease of office space in San Jose, California expired on September 30, 2002.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fiscal fourth quarter ended September 30, 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and their ages as of December 13, 2002, are as follows:

             Name                     Age                                   Position
========================================================================================================================
Alan B. Lefkof                         49     President, Chief Executive Officer and Director
William D. Baker                       56     Senior Vice President, Finance and Operations, and Chief Financial Officer
Brooke A. Hauch                        54     Senior Vice President and Chief Information Officer
Jayant Kadambi                         37     Vice President, Research and Development
David A. Kadish                        50     Senior Vice President, General Counsel and Secretary
Jeffrey G. Porter                      39     Vice President, Marketing
Thomas A. Skoulis                      46     Senior Vice President and General Manager
John G. Stephens                       45     Vice President, Broadband Services

Alan B. Lefkof. Mr. Lefkof, President, Chief Executive Officer and Director, joined Netopia as President and a member of the Board of Directors in August 1991 and has been Chief Executive Officer since November 1994. He also serves as a director of QuickLogic Corporation and MS2, Inc. Prior to joining Netopia; Mr. Lefkof served as President of GRiD Systems, and as a Management Consultant at McKinsey & Company. Mr. Lefkof received a B.S. in computer science from the Massachusetts Institute of Technology in 1975 and an M.B.A. from Harvard Business School in 1977.

William D. Baker. Mr. Baker, Senior Vice President, Finance and Operations, and Chief Financial Officer, joined Netopia in July 2001 as Senior Vice President and Chief Financial Officer. He was appointed to his current position in January 2002. Prior to joining Netopia, Mr. Baker was Vice President and Chief Financial Officer at BITMICRO NETWORKS, Inc., a developer of solid-state storage devices, from June 2000 through April 2001, and Vice President and Chief Financial Officer at the JPM Company, an international manufacturer of wire harness and cable assemblies for the computer, networking and telecommunications industries, from January 1996 through June 2000. Mr. Baker received a B.A. in Business Administration from St. Francis College in 1969 and is a Certified Public Accountant.

Brooke A. Hauch. Ms. Hauch, Senior Vice President and Chief Information Officer, joined Netopia in October 1991 as Director, MIS. Ms. Hauch was appointed Vice President and Chief Information Officer in May 1997, and became Senior Vice President in October 2000. Prior to joining Netopia, Ms. Hauch served in various positions at Argonaut Information Systems, Inc., Ross Systems, Inc. and Blue Cross of Northern California. Ms. Hauch holds a bachelor's degree in business from Arizona State University.

Jayant Kadambi. Mr. Kadambi, Vice President, Research and Development, joined Netopia in October 1999. Prior to joining Netopia, Mr. Kadambi co-founded StarNet Technologies, Inc. (StarNet), an early provider of voice over DSL (VoDSL) equipment. Before StarNet, Mr. Kadambi served in various engineering and marketing positions at AMD and was a Member of Technical Staff at AT&T Bell Laboratories. Mr. Kadambi received a B.S.E.E from Rensselaer Polytechnic University in 1985 and an M.S.E.E from R.P.I. in 1986.

David A. Kadish. Mr. Kadish, Senior Vice President, General Counsel and Secretary, joined Netopia in June 1999. Mr. Kadish provided legal services to Netopia as a consultant from September 1996 to June 1999. Mr. Kadish operated an independent legal consulting practice from May 1996 to June 1999. He previously served in various corporate legal positions at the Electric Power Research Institute, Integral Systems and BRAE Corporation, and as an associate at the law firm of Morrison & Foerster. Mr. Kadish received a B.A. in American history from University of California at Santa Cruz in 1973, an M.A. in American history from Brandeis University in 1974 and a J.D. from Yale University in 1979.

Jeffrey G. Porter. Mr. Porter, Vice President, Marketing, joined Netopia in July 1991 as an Inside Sales Representative. Mr. Porter was appointed Vice President, Timbuktu Marketing in November 1999, and he became Vice President, Web Platforms Marketing in November 2000. He was appointed to his current position in October 2001. He previously held various sales positions at Logitech Corporation. Mr. Porter a B.A. in Management Science from University of California at San Diego in 1986.

Thomas A. Skoulis. Mr. Skoulis, Senior Vice President and General Manager, joined Netopia in September 1991 as Corporate Accounts Manager. Mr. Skoulis was appointed Vice President, North America Sales in October 1994, and became Senior Vice President in February 1997. Prior to joining Netopia, Mr. Skoulis held various sales management positions with 3Com and Digital Equipment Corporation. Mr. Skoulis received a B.A. in business administration from Miami University in Oxford, Ohio, in 1980.

John G. Stephens. Mr. Stephens, Vice President, Broadband Services, joined Netopia as part of the acquisition of Cayman in October 2001. In 1987, Mr. Stephens was a founder of Cayman and from 1987 to October 2001, held various Engineering and Management roles culminating in the Chief Technical Officer position. Active in International Standards Bodies, Mr. Stephens has served as Chair of several Technical Working Groups at the DSL Forum. Mr. Stephens received a BA in Economics from Williams College in 1979 and an MBA from MIT's Sloan School of Management in 1986.

PART II.

ITEM 5. MARKET FOR NETOPIA'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since our initial public offering in June 1996, our common stock has been traded on the Nasdaq National Market. We were originally listed under the symbol FRLN. In November 1997, when we changed our name from Farallon Communications, Inc. to Netopia, Inc., our symbol changed to NTPA. The following table sets forth the range of quarterly intra-day high and low sale prices of our common stock on the Nasdaq National Market for the last two fiscal years ended September 30, 2002 and 2001.

                                                      2002                    2001
                                             ----------------------- -----------------------
                                                 High        Low         High        Low
============================================================================================
Fourth fiscal quarter ended September 30       $  2.720   $  0.990     $  6.850   $  2.900
Third fiscal quarter ended June 30                5.150      2.140        7.560      2.125
Second fiscal quarter ended March 31              7.090      3.370       10.125      1.938
First fiscal quarter ended December 31            6.810      3.150       14.188      3.313

On December 13, 2002, we had 159 stockholders of record and 18,906,973 shares of common stock outstanding. The closing price of our common stock as reported on the Nasdaq National Market was $1.40 per share. Historically, we have neither declared nor paid cash dividends on our common stock, and we expect this trend to continue.

The market price of our common stock may fluctuate significantly in response to a number of factors, including the following, some of which are beyond our control:

      o     Variations in our quarterly operating results;

      o Changes in securities analysts' estimates of our financial performance;

      o     Changes in market valuations of similar companies;

      o Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      o Losses of major customers, major projects with major customers or the failure to complete significant licensing transactions;

      o     Additions or departures of key personnel;

      o     Volatility generally of securities of companies in our industry;

      o General conditions in the broadband communications industry, in particular the DSL market, or the domestic and worldwide economies;

      o     Decreases or delays in purchases by significant customers;

      o A shortfall in revenue or earnings from securities analysts' expectations or other announcements by securities analysts;

      o Our ability to protect and exploit our intellectual property or defend against the intellectual property rights of others; and

      o Developments in our relationships with customers, distributors and suppliers.

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

ITEM 6. SELECTED FINANCIAL DATA

In the tables below, we provide our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the five fiscal years ended September 30, 2002. It is important that when reading this information you also read Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the annual audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

Fiscal years ended September 30,                      2002        2001        2000        1999        1998
============================================================================================================
                                                          (in thousands, except for per share amounts)
Statements of operations data:
Total revenues                                      $ 64,064    $ 77,318    $ 90,206    $ 44,151    $ 24,836
Gross profit                                          31,102      37,358      42,927      27,908      16,881
Operating loss (a)                                   (31,644)    (43,222)    (21,197)     (9,926)     (8,104)
Loss from continuing operations (a)                  (34,267)    (41,712)    (17,618)     (7,860)     (8,037)
Net loss (a, b, c)                                   (34,267)    (43,111)    (15,137)     (7,860)    (10,533)

Per share data, continuing operations:
   Basic and diluted loss per share                 $  (1.86)   $  (2.33)   $  (1.05)   $  (0.60)   $  (0.69)
============================================================================================================
   Shares used in the per share calculations(d)       18,455      17,902      16,830      13,092      11,687
============================================================================================================

Per share data, net loss:
   Basic and diluted loss per share                 $  (1.86)   $  (2.41)   $  (0.90)   $  (0.60)   $  (0.90)
============================================================================================================
   Shares used in the per share calculations(d)       18,455      17,902      16,830      13,092      11,687
============================================================================================================

As of September 30,                                   2002        2001        2000        1999         1998
============================================================================================================
                                                                         (in thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments   $ 25,022    $ 48,996    $ 59,777    $ 69,483    $ 42,095
Working capital                                       28,628      56,593      72,292      75,394      38,152
Total assets                                          58,995      82,712     128,373      95,969      56,292
Long-term liabilities (e)                              4,614         256         328         544         260
Total stockholders' equity (f)                        40,047      71,713     112,289      85,079      44,801

----------
(a) Included in our operating loss, loss from continuing operations and net loss are charges for in-process research and development and amortization of goodwill and other intangible assets related to our acquisitions. Included in fiscal year(s): 2002, 2000 and 1999, are amounts allocated to in-process research and development; 2001, 2000 and 1999, are amounts related to the amortization of goodwill and other intangible assets; 2002 are amounts related to the amortization of other intangible assets; and 2002 and 2001 are amounts related to the impairments and write-downs of amounts allocated to goodwill and other intangible assets. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 of Notes to Consolidated Financial Statements.)

(b) Included in our net loss for fiscal year 2001, is a charge we recorded upon the adoption of Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which changed our accounting related to Web platforms license sales that provided for nonrefundable upfront payments. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Revenue Recognition, of Notes to Consolidated Financial Statements.)

(c) Included in our net loss for fiscal years 2001, 2000 and 1998 are amounts recorded in connection with our disposition of the LAN Division. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of Notes to Consolidated Financial Statements.)

(d) See Note 1, Per Share Calculations, of Notes to Consolidated Financial Statements for information on shares used in the per share calculations.

(e) Included in fiscal year 2002 is $4.4 million of long-term debt from borrowings under our credit facility the balance of which for fiscal year 2002 and for fiscal years 2001, 2000, 1999 and 1998 primarily represent long-term portions of deferred revenue. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements.)

(f) Historically, we have neither paid nor declared cash dividends on our common equity securities. We expect this trend to continue.

The following table sets forth certain unaudited quarterly results of operations data for the eight quarters ended September 30, 2002. This data has been derived from our unaudited condensed consolidated financial statements that, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. It is important that when reading this information you also read Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the annual audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                                                                    Fiscal year 2002
                                                      ---------------------------------------------
                                                      Sep. 30,    Jun. 30,    Mar. 31,    Dec. 31,
Three months ended,                                     2002        2002        2002        2001
===================================================================================================
                                                        (in thousands, except per share amounts)
REVENUES:
   Internet equipment                                 $ 12,405    $ 10,096    $ 11,239    $ 11,811
   Web platform licenses and services                    4,501       5,468       4,470       4,074
---------------------------------------------------------------------------------------------------
      Total revenues                                    16,906      15,564      15,709      15,885
---------------------------------------------------------------------------------------------------

COST OF REVENUES:
   Internet equipment                                    9,272       7,740       7,928       7,383
   Web platform licenses and services                      175         154         146         164
---------------------------------------------------------------------------------------------------
      Total cost of revenues                             9,447       7,894       8,074       7,547
---------------------------------------------------------------------------------------------------

   GROSS PROFIT                                          7,459       7,670       7,635       8,338

OPERATING EXPENSES:
   Research and development                              4,481       4,546       4,348       4,148
   Selling and marketing                                 6,028       6,204       5,975       6,128
   General and administrative (a)                        1,690       1,466       1,267         973
   Acquired in-process research and development (b)         --          --       1,908       2,150
   Amortization of goodwill and other
      intangible assets (c)                                374         374         374         374
   Impairment of goodwill and other
      intangible assets (d)                              9,146          --          --          --
   Restructuring costs (e)                                  --          --          --         482
   Integration costs                                        --          --          --         309
   Terminated merger costs (f)                              --          --          --          --
---------------------------------------------------------------------------------------------------
      Total operating expenses                          21,719      12,590      13,872      14,564
---------------------------------------------------------------------------------------------------

OPERATING LOSS                                         (14,260)     (4,920)     (6,237)     (6,226)
Other income (loss), net
   Loss on impaired securities (g)                      (1,543)         --      (1,400)         --
   Other income, net                                        29          54          80         156
---------------------------------------------------------------------------------------------------
      Other income (loss), net                          (1,514)         54      (1,320)        156
---------------------------------------------------------------------------------------------------

Loss from continuing operations before cumulative
effect from adoption of SAB 101 and before gain on
sale of discontinued operation                         (15,774)     (4,866)     (7,557)     (6,070)
Cumulative effect from adoption of SAB 101 (h)              --          --          --          --
Discontinued operations, net of taxes                       --          --          --          --
---------------------------------------------------------------------------------------------------

          NET LOSS                                    $(15,774)   $ (4,866)   $ (7,557)   $ (6,070)
===================================================================================================

Per share data, continuing operations:
   Basic and diluted loss per share                   $  (0.84)   $  (0.26)   $  (0.41)   $  (0.34)
===================================================================================================
   Shares used in the per share calculations(i)         18,822      18,648       18255      18,092
===================================================================================================

Per share data, net loss:
   Basic and diluted loss per share                   $  (0.84)   $  (0.26)   $  (0.41)   $  (0.34)
===================================================================================================
   Shares used in the per share calculations(i)         18,822      18,648       18255      18,092
===================================================================================================

                                                                   Fiscal year 2001
                                                      --------------------------------------------
                                                      Sep. 30,    Jun. 30,    Mar. 31,    Dec. 31,
Three months ended,                                     2001        2001        2001        2000
==================================================================================================
                                                        (in thousands, except per share amounts)
REVENUES:
   Internet equipment                                 $ 13,080    $ 14,478    $ 16,458    $ 14,845
   Web platform licenses and services                    4,056       4,483       4,370       5,548
--------------------------------------------------------------------------------------------------
      Total revenues                                    17,136      18,961      20,828      20,393
--------------------------------------------------------------------------------------------------

COST OF REVENUES:
   Internet equipment                                    8,872       9,653      10,845       9,795
   Web platform licenses and services                      187         182         225         201
--------------------------------------------------------------------------------------------------
      Total cost of revenues                             9,059       9,835      11,070       9,996
--------------------------------------------------------------------------------------------------

   GROSS PROFIT                                          8,077       9,126       9,758      10,397

OPERATING EXPENSES:
   Research and development                              3,460       3,444       3,263       3,669
   Selling and marketing                                 5,878       6,577       7,504       7,185
   General and administrative (a)                        1,015       2,010       1,360       3,143
   Acquired in-process research and development (b)         --          --          --          --
   Amortization of goodwill and other
      intangible assets (c)                              2,996       2,996       2,996       2,996
   Impairment of goodwill and other
      intangible assets (d)                             16,375          --          --          --
   Restructuring costs (e)                                  --          --       1,073          --
   Integration costs                                        --          --          --          --
   Terminated merger costs (f)                              --          --       2,640          --
--------------------------------------------------------------------------------------------------
      Total operating expenses                          29,724      15,027      18,836      16,993
--------------------------------------------------------------------------------------------------

OPERATING LOSS                                         (21,647)     (5,901)     (9,078)     (6,596)
Other income (loss), net
   Loss on impaired securities (g)                          --          --         (19)       (981)
   Other income, net                                       440         509         588         973
--------------------------------------------------------------------------------------------------
      Other income (loss), net                             440         509         569          (8)
--------------------------------------------------------------------------------------------------

Loss from continuing operations before cumulative
effect from adoption of SAB 101 and before gain on
sale of discontinued operation                         (21,207)     (5,392)     (8,509)     (6,604)
Cumulative effect from adoption of SAB 101 (h)              --          --          --      (1,555)
Discontinued operations, net of taxes                      156          --          --          --
--------------------------------------------------------------------------------------------------

          NET LOSS                                    $(21,051)   $ (5,392)   $ (8,509)   $ (8,159)
==================================================================================================

Per share data, continuing operations:
   Basic and diluted loss per share                   $  (1.18)   $  (0.30)   $  (0.48)   $  (0.38)
==================================================================================================
   Shares used in the per share calculations(i)         18,020      17,882      17,819      17,607
==================================================================================================

Per share data, net loss:
   Basic and diluted loss per share                   $  (1.17)   $  (0.30)   $  (0.48)   $  (0.46)
==================================================================================================
   Shares used in the per share calculations(i)         18,020      17,882      17,819      17,607
==================================================================================================

(a) In addition to standard provisions for doubtful accounts, general and administrative expense includes incremental provisions for doubtful accounts primarily for outstanding accounts receivable owed by customers that filed voluntary petitions under the Bankruptcy Act. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Concentrations of Credit Risk, of Notes to Consolidated Financial Statements.) The following table sets forth these incremental amounts for the periods indicated.

                                              Sep. 30,  Jun. 30,  Mar. 31,  Dec. 31,  Sep. 30,  Jun. 30,  Mar. 31,  Dec. 31,
Three months ended,                             2002      2002      2002      2001      2001      2001      2001      2000
===========================================================================================================================
Incremental provisions for doubtful accounts   $  264    $  307    $   --    $   --    $   --    $  916    $   --    $1,837
General and administrative                      1,426     1,159     1,267       973     1,015     1,094     1,360     1,306
---------------------------------------------------------------------------------------------------------------------------
   Total general and administrative            $1,690    $1,466    $1,267    $  973    $1,015    $2,010    $1,360    $3,143
===========================================================================================================================

(b) For the three months ended March 31, 2002 and December 31, 2001, these amounts represent the amount of purchase price allocated to in-process research and development in connection with the acquisitions of Cayman and DoBox. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements.)

(c) For fiscal year 2002, this amount represents the amortization of the amount allocated to other intangible assets related to the acquisition of Cayman. We early adopted Statement of Financial Accounting Standards
      (SFAS) No. 142 pursuant to which we ceased amortization of amounts allocated to goodwill. For fiscal year 2001, this amount represent amortization of the amounts allocated to goodwill and other intangible assets related to the acquisitions of WebOrder, StarNet, Serus LLC (Serus) and netOctopus. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 of Notes to Consolidated Financial Statements.)

(d) For the three months ended September 30, 2002, this amount represents full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman and StarNet. For the three months ended September 30, 2001, this amount represents the impairment and write-down of the amounts allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 of Notes to Consolidated Financial Statements.)

(e) Represents charges recorded in connection with workforce reductions and costs to exit certain business activities. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of Notes to Consolidated Financial Statements.)

(f) Represents the charge recorded in connection with the terminated merger with Proxim, Inc. (Proxim). (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of Notes to Consolidated Financial Statements.)

(g) For the three months ended September 30 and March 31, 2002, these amounts represent losses on impaired securities related to our long-term investments in Everdream Corporation (Everdream) and MegaPath Networks, Inc. (MegaPath), respectively. For fiscal year 2001, these amounts represent the loss on impaired securities related to our long-term investment in NorthPoint. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of Notes to Consolidated Financial Statements.)

(h) Represents the adoption of SAB 101 for Web platforms license sales that provided for nonrefundable upfront payments. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Revenue Recognition, of Notes to Consolidated Financial Statements.)

(i) See Note 1, Per Share Calculations, of Notes to Consolidated Financial Statements for information on shares used in the per share calculations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "should," "expect," "anticipate," "potential," "believe," "estimate," "intends" and "continue" or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other "forward-looking" information. There will be events in the future that we are not able to predict or over which we have no control, which may adversely affect our future results of operations, financial condition or stock price. The risk factors described in this Form 10-K, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-K could seriously harm our business and that, upon the occurrence of any of these events, the trading price of our common stock could decline.

Overview

We develop, market and support broadband equipment, software and services that enable our carrier and broadband service provider customers to simplify and enhance the delivery of broadband services to their residential and enterprise-class customers. Our product and service offerings enable carriers and broadband service providers to (i) improve their profitability with feature rich routers and gateways, and software that "manages to the edge" of the network to reduce costs, and (ii) provide value added services to enhance revenue generation. These bundled service offerings often include DSL or broadband cable equipment bundled with backup, bonding, VPN, firewall protection, parental controls, Web content filtering, integrated voice and data, and eSite and eStore hosting.

Broadband Equipment. We have developed a comprehensive line of broadband Internet gateways, which allow the transport of high-speed data over the local, copper loop and enable telecommunications carriers to provide cost-effective and high-speed services over existing copper infrastructure. Our products support many types of high-speed WAN interfaces, including connectivity for ADSL, SHDSL, SDSL, IDSL, Ethernet, Cable, T1, Fractional T1, 56K DDS, Dual Analog, ISDN, and wireless networks. Our broadband Internet gateway family includes routers and modems for data services, and IADs for combined voice and data services, all of which are designed to deliver high performance, excellent reliability and scalability, all the while maintaining affordability for the customer. We believe a key to our success is comprehensive interoperability with leading central office equipment and a common firmware platform across all WAN connections. The substantial majority of our revenues are derived from sales of our broadband Internet gateways, in particular our DSL routers and modems. During each of fiscal years 2002, 2001 and 2000, revenue from the sale of our broadband Internet gateways have accounted for more than 70% of our total revenues. When reading our statement of operations, revenues and cost of revenues related to the sale of our broadband Internet equipment are classified as "Internet equipment."

Broadband Services. Our service delivery platform includes the netOctopus suite of broadband gateway, PC management and customer support software solutions, Web eCommerce server software and Timbuktu software solutions. netOctopus server software products enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to "manage to the edge" of their network. netOctopus Desktop Support and eCare software enable broadband service providers and traditional enterprises to support their customers by remotely viewing and operating the customer's desktop computer. The Netopia Web eCommerce server solution provides "no assembly required" Web sites and online stores, what we refer to as eSites and eStores, with a wide variety of vertical market content packages to suit many needs, from franchisees to sole proprietors. Timbuktu software solutions include systems management tools such as remote control, remote computer configuration and file transfer. During each of fiscal years 2002, 2001 and 2000, revenue from the sale of our broadband services have accounted for approximately 24% to 29% of our total revenues. When reading our statement of operations, revenues and cost of revenues related to the sale of our broadband services are classified as "Web platform licenses and services."

We sell our products both domestically, in the United States, and internationally, primarily in Europe. We primarily sell our broadband equipment and broadband services to:

      o Telecommunication carriers, including ILECs, such as SBC, BellSouth and Verizon; CLECs, including Covad, McLeod and NextGenTel; ISPs, including BTI and Integra Telecom; and IXCs including AT&T, Sprint and WorldCom;

      o     Distributors, including Ingram Micro, Softway and Tech Data;

      o     Cable companies, including Comcast; and

      o     Directly to end-users.

Historically, we have depended upon the ability of our customers to successfully offer broadband services, in particular DSL services. In the past, our largest customers have been CLECs. Many CLECs have incurred operating losses and negative cash flows as they attempted to establish their networks and operations, and many have filed for protection under the Bankruptcy Act or ceased operations. Most notably, Covad, which currently is our largest CLEC customer, filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital-restructuring plan. Covad emerged from bankruptcy in December 2001 and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003. Additionally, the financial instability of the telecommunications industry was highlighted when WorldCom, Inc. announced in July 2002 that WorldCom and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result of the bankruptcy proceedings commenced by WorldCom, we recorded a $0.3 million provision for doubtful accounts during fiscal year 2002, representing 100% of the outstanding accounts receivable owed by WorldCom. In July 2002, the Bankruptcy Court approved interim financing arrangements that WorldCom believes should provide sufficient funds to continue operations. During fiscal year 2002, we recorded $0.8 million in revenues from sales of our broadband equipment to WorldCom of which, $0.1 million is related to shipments we approved after WorldCom's bankruptcy filings.

As a result of the financial and operational difficulties encountered by many of our CLEC customers, who had primarily served the business market for DSL services, we have recently acted aggressively to expand our customer base and markets served. As a result of our acquisition of Cayman in October 2001, we have established relationships with ILECs such as BellSouth and SBC, customers with whom we have not had historic relationships for broadband equipment, and have developed new products designed for the residential market for DSL services. We expect that our continued operations will become substantially dependent upon our ability to develop and enhance products to meet the needs of the residential market for DSL services and requirements of our ILEC customers. The ILECs and our other customers are significantly larger than we are, and are able to exert a high degree of influence over our business. As a result, our larger customers may be able to reschedule or cancel orders without significant penalty and force our products to undergo lengthy approval and purchase processes.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to accounts receivable, inventories, investments, and intangible assets. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition. We recognize revenue from the sale of Internet equipment when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collectibility is reasonably assured. We recognize revenue from the sale of Web platform licenses and services in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company's products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the specific objective evidence of the fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer. We recognize revenue from long-term software development contracts using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage of completion method, we recognize revenue as work on the contract progresses.

Goodwill and Other Identifiable Intangible Assets. On October 1, 2001, we early adopted SFAS No. 142, which provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, we completed the transitional impairment test of intangible assets during the three months ended March 31, 2002. That effort, and preliminary assessments of our identifiable intangible assets, indicated no adjustment was required upon adoption of the pronouncement. We performed the annual impairment test required by SFAS No. 142 on August 31, 2002 for our two reporting units. At August 31, 2002, the implied fair value of the Internet equipment reporting unit was found to be less than its carrying amount and as a result, we recorded a $9.1 million charge to our Consolidated Statement of Operations for the fiscal year ended September 30, 2002. This charge represents full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman and StarNet. As of September 30, 2002, the remaining carrying value of our goodwill and other intangible assets was $7.7 million. We will continue to perform our annual impairment test, as required by SFAS No. 142, in our fiscal fourth quarter.

Impairment of Long-Lived Assets, Including Identifiable Intangibles. We elected to early adopt the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on October 1, 2001. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We evaluate our long-lived assets, including identifiable intangible assets in accordance with SFAS No. 144 and test our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. At September 30, 2002, our identifiable intangible assets consisted of developed product technology, core technology and sales channel relationships related to the acquisition of Cayman as well as a certain marketing license. As a result of the downturn in the economy and the impairment charge recorded in connection with the SFAS No. 142 analysis, we tested our identifiable intangible assets in accordance with SFAS No. 144 and found no impairment.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes the aging of accounts receivable and also analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Non-Marketable Securities. We periodically make strategic investments in companies whose stock is not currently traded on a stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments, as we do not exert significant influence over these investments. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company's future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a total carrying value of $1.5 million as of September 30, 2002, and have been permanently written down a total of $2.5 million from original cost. Also, future adverse changes in market conditions or poor operating results of underlying investments could result in significant additional impairment charges in the future.

Excess and Obsolete Inventory. We assess the need for reserves on excess and obsolete inventory based upon monthly forward projections of sales of products. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material costs and applicable manufacturing overheads. The provision for potentially obsolete or slow moving inventory is made based upon management's analysis of inventory levels, forecasted sales, expected product life cycles and market conditions. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or scrapping of the inventory.

Provision for Income Taxes. We did not record an income tax benefit for the fiscal years 2002, 2001 and 2000 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a full valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our estimates for fiscal year 2003 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in an income tax benefit.

Available-for-Sale Securities. We classify certain of our cash equivalents and all our investments as available-for-sale. The securities are carried at cost, which approximates fair value. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income, net.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of September 30, 2002, our principal source of liquidity included cash, cash equivalents and short-term investments of $25.0 million and a $15.0 million credit facility from which we had outstanding borrowings of $4.4 million and $0.8 million available. As of November 30, 2002, we had repaid the borrowings outstanding as of September 30, 2002.

Cash, Cash Equivalents and Short-Term Investments. The following table sets forth our cash, cash equivalents and short-term investments as of the fiscal years ended September 30, 2002, 2001 and 2000.

                                                                                              Increase/(decrease)
                                                                                                from prior year
                                                                                              -------------------
Fiscal years ended September 30,                                2002       2001       2000      2002      2001
=================================================================================================================
                                                                     (in thousands)
Cash, cash equivalents and short-term investments             $ 25,022   $ 48,996   $ 59,777   (48.9%)   (18.0%)

For the fiscal year ended September 30, 2002, cash, cash equivalents and short-term investments decreased primarily due to the use of cash to acquire Cayman, cash used by our operating activities, and purchases of capital equipment. We used approximately $17.7 million of cash in connection with our acquisitions of Cayman and DoBox, our operating activities, excluding the changes in operating assets and liabilities, used $11.3 million primarily as a result of a decline in our revenues and associated gross profit, and we purchased $4.2 million of capital equipment, primarily computer equipment used for a new website hosting location and equipment used in the research and development process. This use of cash was partially offset by cash provided from borrowings under our credit facility, which at September 30, 2002, totaled $4.4 million, changes in operating assets and liabilities of $4.0 million, primarily related to the decrease of inventory and increase of accounts payable and other liabilities, and $1.1 million primarily provided from common stock sold to employees under our Employee Stock Purchase Program.

For the fiscal year ended September 30, 2001, cash, cash equivalents and short-term investments decreased primarily due to the use of $13.0 million, excluding the changes in operating assets and liabilities, to support our operating activities as a result of a decline in our revenues and associated gross profit, paying the expenses related to our terminated merger with Proxim and paying severance benefits in connection with the restructuring charge we recorded in our fiscal second quarter of 2001, $3.8 million for capital expenditures primarily for computer equipment used in the research and development process, $2.0 million for our long-term equity investment in MegaPath, and $1.1 million of capitalized software development costs incurred subsequent to the delivery of a working model, under a development agreement with third parties. This use of cash was partially offset by cash provided from changes in operating assets and liabilities of $7.2 million related to our increased collections of accounts receivable and decrease of inventory, partially offset by increased accounts payable, and $2.0 million provided from common stock sold to employees under our Employee Stock Purchase Program and the exercise of stock options by employees.

We expect to continue to use our credit facility along with our existing cash, cash equivalent and short-term investments to support our working capital needs in both the short and long-term. Additionally, our cash, cash equivalents and short-term investments at December 31, 2002 will be less than the balances at September 30, 2002 as we repaid the outstanding borrowings from under our credit facility as of September 30, 2002 and that we will need to use our existing cash and cash equivalents to support our continuing operations. As of September 30, 2002, we did not have any material commitments for capital expenditures. We do not utilize any off-balance sheet financing arrangements. We will require additional capital to finance our future growth and fund our ongoing research and development activities during fiscal 2003 and beyond. If our continuing operations cannot generate sufficient capital to meet our needs and if we are unable to reduce our level of expenditures, we will have to seek additional financing which may not be available when needed and, if such financing is available, it may not be available on terms we believe favorable. If we issue additional stock to raise capital, our existing stockholders percentage ownership in Netopia of would be reduced.

Trade Accounts Receivable, Net. The following table sets forth our trade accounts receivables, net as of the fiscal years ended September 30, 2002, 2001 and 2000.

                                                                                                Increase/(decrease)
                                                                                                  from prior year
                                                                                                -------------------
Fiscal years ended September 30,                                 2002       2001      2000         2002      2001
===================================================================================================================
                                                                      (in thousands)
Trade accounts receivable, net                                 $ 9,950    $ 9,550   $ 15,646       4.2%     (39.0%)
Days sales outstanding (DSO)                                   54 days    51 days    60 days

Changes in our trade accounts receivable, net balances and days sales outstanding are primarily due to the lack of linearity of sales, particularly with respect to licenses of our Web platforms software products, and collections performance. Our targeted range for DSO is 50 to 60 days.

Inventories, Net. The following table sets forth our inventories, net as of the fiscal years ended September 30, 2002, 2001 and 2000.

                                                                                                Increase/(decrease)
                                                                                                 from prior year
                                                                                                -------------------
Fiscal years ended September 30,                               2002        2001       2000        2002      2001
===================================================================================================================
                                                                     (in thousands)
Inventories, net                                               $ 6,259    $ 7,156   $ 10,284     (12.5)%   (30.4%)
Inventory turns                                              5.8 turns  3.9 turns  5.4 turns

Inventories consist primarily of raw materials; work in process, and finished goods. Inventories, net have decreased and inventory turns have improved primarily as a result of increased inventory management efforts. Inventory turns decreased in 2001 from 2000 primarily due to our implementation of inventory management processes to balance inventory levels with actual and expected sales results. Inventory levels may increase in the near future if we cannot correctly forecast expected customer demand or as a result of customer purchase deferrals or delays. We may have to further borrow against our credit facility to finance expected inventory increases. Inventory management remains an area of focus as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Borrowings Under Credit Facility. The following table sets forth the outstanding borrowings under our credit facility as of the fiscal years ended September 30, 2002. As of November 30, 2002, we had repaid the borrowings outstanding as of September 30, 2002.

                                                                                              Increase/(decrease)
                                                                                                from prior year
                                                                                              -------------------
Fiscal years ended September 30,                                2002       2001       2000       2002      2001
=================================================================================================================
                                                                      (in thousands)
Borrowings under credit facility                               $ 4,428      n/a        n/a        n/a       n/a

On June 27, 2002, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Credit Facility"). Pursuant to the Credit Facility, we may borrow up to $15.0 million from time to time from Silicon Valley Bank. The term of the Credit Facility is two years. We must maintain an adjusted quick ratio, as defined as the ratio of (i) our unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on our behalf through Silicon Valley Bank's Investment Product Services Division ("ISP Division") to (ii) our current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.25 to 1 from June 2002 through December 31, 2002 and 1.5 to 1 from January 1, 2003 to the end of the term. For the first year of the Credit Facility, we must maintain a tangible net worth of not less than $32.0 million; the minimum tangible net worth covenant will be reset for the second year of the Credit Facility. On December 9, 2002, Silicon Valley Bank waived our default of the tangible net worth covenant for the first year as set forth in the Credit Facility agreement. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility agreement. The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its "prime rate") plus 0.75% per annum. The credit limit is determined based on a formula related to the amount of accounts receivable and inventory at any particular time. We may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

Commitments

As of September 30, 2002, we had commitments that consisted of facilities and equipment under operating lease agreements expiring at various dates through 2005. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum rental payments required under these operating lease agreements that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

Fiscal years ended September 30,                                2003        2004       2005      Total
=======================================================================================================
Facility and operating lease commitments                       $ 1,535     $  926     $  362    $ 2,823

Subsequent to September 30, 2002, we entered into a lease for a new headquarters facility located in Emeryville, California. The future minimum rental payments related to this new lease are not included in the table above. The following is a schedule of the future minimum rental payments required under this new lease agreement (in thousands):

Fiscal years ended September 30,             2003       2004       2005       2006       2007       2008       Total
=====================================================================================================================
Facility and operating lease commitments    $  101     $  624     $  642     $  663     $  682     $  526     $ 3,238

Results of Operations for Fiscal Years Ended September 30, 2002, 2001 and 2000

The following table sets forth for the periods indicated certain statement of operations data. Each item of data is also shown as a percentage of total revenues, with the percentage change from the prior year also provided for each item.

                                                                                                                  Increase
                                                                                                              (decrease) from
                                                                                                                 prior year
                                                                                                              ---------------
Fiscal years ended September 30,                           2002                2001                2000         2002    2001
=============================================================================================================================
                                                                        ($ in thousands)
REVENUES:
   Internet equipment                               $ 45,551     71%    $ 58,861     76%    $ 65,546     73%    (23%)   (10%)
   Web platform licenses and services                 18,513     29%      18,457     24%      24,660     27%      0%    (25%)
-------------------------------------------------------------------------------------------------------------
     Total revenues                                   64,064    100%      77,318    100%      90,206    100%    (17%)   (14%)
-------------------------------------------------------------------------------------------------------------

COST OF REVENUES:
   Internet equipment                                 32,323     50%      39,165     51%      46,582     52%    (17%)   (16%)
   Web platform licenses and services                    639      1%         795      1%         697      1%    (20%)    14%
-------------------------------------------------------------------------------------------------------------
     Total cost of revenues                           32,962     51%      39,960     52%      47,279     53%    (18%)   (15%)
-------------------------------------------------------------------------------------------------------------

   GROSS PROFIT                                       31,102     49%      37,358     48%      42,927     47%    (17%)   (13%)

OPERATING EXPENSES:
   Research and development                           17,522     27%      13,836     18%      13,324     15%     27%      4%
   Selling and marketing                              24,334     38%      27,144     35%      25,842     28%    (10%)     5%
   General and administrative                          5,398      9%       7,528     10%       6,554      7%    (28%)    15%
   Acquired in-process research
     and development                                   4,058      6%          --     --%       8,658     10%     --%   (100%)
   Amortization of goodwill and
     other intangible assets                           1,497      2%      11,984     15%       9,746     11%    (88%)    23%
   Impairment of goodwill and
     other intangible assets                           9,146     14%      16,375     21%          --     --%    (44%)   --%
   Restructuring costs                                   482      1%       1,073      1%          --     --%    (55%)   --%
   Integration costs                                     309      1%          --     --%          --     --%     --%    --%
   Terminated merger costs                                --     --%       2,640      4%          --     --%   (100%)   --%
-------------------------------------------------------------------------------------------------------------
     Total operating expenses                         62,746     98%      80,580    104%      64,124     71%    (22%)    26%
-------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                       (31,644)   (49%)    (43,222)   (56%)    (21,197)   (24%)   (27%)   104%
Other income (loss), net
   Loss on impaired securities                        (2,943)    (5%)     (1,000)    (1%)         --     --%    194%     --%
   Other income, net                                     320      1%       2,510      3%       3,579      4%    (87%)   (30%)
-------------------------------------------------------------------------------------------------------------
     Total other income (loss), net                   (2,623)    (4%)      1,510      2%       3,579      4%   (274%)   (58%)
-------------------------------------------------------------------------------------------------------------

Loss from continuing operations before cumulative
effect from adoption of SAB 101 and before gain
on sale of discontinued operations, net of taxes     (34,267)   (53%)    (41,712)   (54%)    (17,618)   (20%)   (18%)   137%
Cumulative effect from adoption of SAB 101                --     --%      (1,555)    (2%)         --     --%   (100%)    --%
Discontinued operations, net of taxes                     --     --%         156      0%       2,481      3%   (100%)   (94%)
-------------------------------------------------------------------------------------------------------------

   NET LOSS                                         $(34,267)   (53%)   $(43,111)   (56%)   $(15,137)   (17%)   (21%)   185%
=============================================================================================================

REVENUES

Total revenues for fiscal year 2002 decreased from fiscal year 2001 primarily due to decreased revenues from the sale of our broadband Internet equipment products.

Internet Equipment Revenues. Broadband Internet equipment revenues decreased for fiscal year 2002 from fiscal year 2001 primarily due to declining sales to the CLEC market and declining average selling prices partially offset by increased sales volumes. Sales volumes increased primarily as a result of the customers we acquired in connection with our acquisition of Cayman and new customers in Europe. Sales to the CLEC market, as illustrated in the customer table below, have declined as a result of the operational and financial difficulties encountered by customers such as Covad, Rhythms NetConnections, Inc. (Rhythms) and NorthPoint as they attempted to build out DSL networks. (Rhythms and NorthPoint have subsequently ceased operations.) Average selling prices are declining primarily as a result of the mix of products sold, price competition from foreign and domestic competitors and customer driven demands. The mix of broadband Internet equipment sales is changing as we begin entering the residential ADSL market. Historically, residential-class products, and ADSL products generally, have carried a lower average selling price than similar business-class products. We expect that we will continue to experience declining average selling prices, primarily as a result of the changing mix of products we sell and price competition from both foreign and domestic suppliers. We believe that increased sales volumes to the customers acquired in connection with our acquisition of Cayman and to our new European customers will offset these declines.

Web Platform License and Services. Web platforms revenues increased slightly for fiscal year 2002 from fiscal year 2001. Recurring revenue from the hosting of our eSite and eStore products increased for fiscal year 2002 from fiscal year 2001 but was almost equally offset by reduced license sales of our eSite and eStore products and reduced sales of Timbuktu, our system management software. Licensing of our eSite and eStore products decreased as a result of fewer licensing opportunities available to the "dot com"-type customers to whom we licensed our eSite and eStore products.

Total revenues for fiscal year 2001 decreased from fiscal year 2000 primarily due to decreased revenues from our broadband Internet equipment and Web platforms products.

Internet Equipment Revenues. Broadband Internet equipment revenue decreased primarily due to declining average selling prices of our broadband Internet equipment, particularly our DSL routers, worldwide as a result of price competition and pricing strategies as we entered new markets and channels, decreased sales of our broadband Internet equipment products, particularly our DSL routers in the United States, primarily as a result of the financial and operational difficulties encountered by our CLEC customers such as Covad, NorthPoint and Rhythms, and decreased sales of our ISDN routers in Europe primarily as a result of growing demand for DSL Internet services that began to replace the use of ISDN Internet services in the European markets in which we distribute our broadband Internet equipment products. These decreases were partially offset by increased sales of our DSL routers in Europe.

Web Platform License and Services. Web platforms revenues decreased primarily due to reduced license sales of our eSite and eStore products and reduced sales of Timbuktu, partially offset by increased recurring revenue from the hosting of our eSite and eStore products. Sales of our Web platforms products decreased as a result of companies reducing their IT spending and fewer licensing opportunities available to the "dot com"-type customers to whom we licensed our eSite and eStore products.

Customer Information

Historically, we have sold our products primarily to CLECs, distributors, ILECs, ISPs and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in such period, along with such data expressed as a percentage of total revenues as well as the change from the prior year. No other customers for fiscal years 2002, 2001 and 2000 accounted for 10% or more of total revenues.

                                                                                           Increase
                                                                                       (decrease) from
                                                                                          prior year
                                                                                       ---------------
Fiscal year ended September 30,          2002             2001              2000         2002    2001
======================================================================================================
                                                   ($ in thousands)
Covad (a)                          $ 8,481    13%   $12,565     16%   $14,812     16%    (33%)   (15%)
Ingram Micro                         7,970    12%     8,380     11%     6,162      7%     (5%)    36%
Rhythms (b)                             --            8,204     11%     5,181      6%   (100%)    58%
NorthPoint (c)                          --            2,415      3%    10,608     12%   (100%)   (77%)

----------
(a) Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. Covad emerged from bankruptcy in December 2001and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003.
(b) Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to Worldcom in December 2001.
(c)   NorthPoint ceased operations during March 2001.

Including the greater than 10% customers in the table above, the following table sets forth the number of customers who each individually represented at least 5% of our revenues for the fiscal years ended September 30, 2002, 2001 and 2000.

Fiscal years ended September 30,                     2002       2001       2000
================================================================================

Number of customers                                     4          3          5
Percent of total revenue                               36%        38%        46%

Geographic Information

The following table sets forth for the periods indicated, revenues by region in such period along with such data expressed as a percentage of total revenues as well as the change from the prior year:

                                                                                             Increase
                                                                                         (decrease) from
                                                                                            prior year
                                                                                         ---------------
Fiscal year ended September 30,           2002              2001              2000         2002    2001
========================================================================================================
                                                     ($ in thousands)
Europe                              $10,544     16%   $ 9,378     12%   $13,558     15%     12%    (31%)
Canada                                1,046      2%     1,168      2%     1,689      2%    (10%)   (31%)
Asia Pacific and other                1,602      3%     1,030      1%     1,215      1%     56%    (15%)
---------------------------------------------------------------------------------------
   Subtotal international revenue    13,192     21%    11,576     15%    16,462     18%     14%    (30%)
United States                        50,872     79%    65,742     85%    73,744     82%    (23%)   (11%)
---------------------------------------------------------------------------------------
     Total revenues                 $64,064    100%   $77,318    100%   $90,206    100%    (17%)   (14%)
=======================================================================================

International revenues increased for fiscal year 2002 from fiscal year 2001 primarily due to increased sales of our ADSL routers into the European residential market through our new European customers partially offset by decreased sales of our ISDN routers as a result of the growing demand for DSL Internet services as well as decreased sales of our Web platforms products. Revenues from the United States decreased for fiscal 2002 from 2001 primarily due to declining sales to the CLEC market and declining average selling prices partially offset by increased sales to customers we acquired in connection with our acquisition of Cayman as discussed above.

International revenues decreased for fiscal year 2001 from fiscal year 2000 primarily due to decreased sales of our ISDN routers in Europe as a result of growing demand for DSL Internet services that are replacing the use of ISDN Internet services in the European markets in which we distribute our broadband Internet equipment products as well as decreased sales of our Web platforms products. These decreases were partially offset by increased sales of our DSL routers in Europe. Revenues from the United States decreased for fiscal 2001 from 2000 primarily due to declining average selling prices of our broadband Internet equipment, particularly our DSL routers, as a result of price competition and pricing strategies from entering new markets and channels, and decreased sales of our broadband Internet equipment products, particularly our DSL routers in the United States, as a result of the financial and operational difficulties encountered by our CLEC customers as discussed above.

COST OF REVENUES

Cost of revenues consist primarily of material costs related to our contract manufacturing operations and manufacturing variances. Although our sales volumes increased for fiscal year 2002 from fiscal year 2001, total cost of revenues decreased primarily due to declining material costs for our broadband Internet equipment as a result of product redesigns and the introduction of new ADSL products that have a lower average cost than our other broadband Internet equipment, the increased use of contract manufacturing operations in Asia where our products can be manufactured less expensively than in the United States and declining component costs. Total cost of revenues decreased for fiscal year 2001 from fiscal year 2000 primarily as a result of reduced sales volumes of our broadband Internet equipment products, reduced manufacturing variances as well as our ability to obtain cost reductions from our contract manufacturers.

Gross Margin

Our total gross margin increased to 49% for fiscal year 2002 from 48% for fiscal year 2001 primarily due to the increased proportion of revenues from our higher margin Web platforms products partially offset by the decline of average selling prices of our broadband Internet equipment.

Internet Equipment. Broadband Internet equipment gross margin decreased to 29% for fiscal year 2002 from 33% for fiscal year 2001 primarily due to declining average selling prices as a result of price competition and pricing strategies as we enter new markets, introduce new products and expand our customer base, increased sales of lower margin ADSL products, reduced sales of dedicated router products which carry a higher gross margin than our DSL products as well than slower than planned product transitions to lower cost, higher margin products. This decrease was partially offset by declining product costs as discussed in the above cost of revenue discussion.

Web Platform License and Services. Web platforms gross margin increased to 97% for fiscal year 2002 from 96% for fiscal year 2001 primarily due to our ability to reduce our costs related to supporting and provisioning our eSite and eStore products.

Our total gross margin increased to 48% for fiscal year 2001 from 47% for fiscal year 2000 primarily due to the increase in broadband equipment gross margins partially offset by the decreased proportion of revenues from our higher margin Web platforms products.

Internet Equipment. Broadband Internet equipment gross margin increased to 33% for fiscal year 2001 from 29% for fiscal year 2000. Broadband Internet equipment gross margins were adversely affected in fiscal year 2000 due to a $1.1 million inventory charge we recorded in fiscal year 2000 related to the discontinuation of certain non-DSL products. Excluding the charge we recorded in fiscal year 2000, broadband Internet equipment gross margins increased to 33% for fiscal year 2001 from 31% for fiscal year 2000 primarily due to our ability to obtain cost reductions from our contract manufacturers who build our products. This improvement in broadband Internet equipment gross margin was partially offset by declining average selling prices of our broadband Internet equipment worldwide as a result of price competition and pricing strategies as we enter new markets and channels.

Web Platform License and Services. Web platforms gross margin decreased to 96% for fiscal year 2001 from 97% for fiscal year 2000 primarily due to reduced volume license sales of our Web platforms products and increased costs related to supporting our hosting of eSite and eStore products.

Our Internet equipment products have a lower average gross margin than our Web platforms products. Accordingly, to the extent we sell more Internet equipment than Web platforms products, our gross margins would be lower. In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

      o     The mix of Internet equipment and Web platforms products sold;

      o     Pricing strategies;

      o Increased sales of our residential-class broadband Internet equipment which historically have had a lower average selling price than our business-class broadband Internet equipment;

      o     Standard cost changes;

      o     New versions of existing products; and

      o External market factors, including, but not limited to, price competition.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses increased for fiscal year 2002 from fiscal year 2001 primarily due to:

      o Increased research and development staff and employee related expenses as a result of our acquisitions of Cayman in October 2001 and DoBox in March 2002 and their research and development personnel; and

      o Increased facility and depreciation expenses as a result of the acquisitions of Cayman and DoBox and their leased facilities and development assets.

These increases were partially offset by reduced product prototyping and design expenses. Additionally, the use of third party contractors was reduced for fiscal year 2002 from fiscal year 2001.

Research and development expenses increased for fiscal year 2000 from fiscal year 1999 primarily due to:

      o Increased research and development staff and employee related expenses as a result of our acquisitions of StarNet in October 1999 and WebOrder in March 2000 and their research and development staff; and

      o Increased development expenses related to the DSL IAD technology acquired in connection with the StarNet acquisition and the e-commerce products acquired in connection with the WebOrder acquisition.

We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars in fiscal year 2003 as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date. However, during fiscal year 2001, we capitalized $1.1 million and during fiscal year 2000, we capitalized $0.7 million of product development costs incurred subsequent to delivery of a working model, under a development agreement with a third party.

SELLING AND MARKETING

Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses decreased for fiscal year 2002 from fiscal year 2001 primarily due to:

      o Decreased sales and marketing headcount and employee related expenses as well as decreased travel and entertainment expenses as a result of our restructuring in October 2001; and

      o     Decreased marketing programs and activities.

These decreases were partially offset by increased depreciation and equipment maintenance expense related to capital purchases for equipment used in our technical support and service functions.

Selling and marketing expenses increased for fiscal year 2001 from 2000 primarily due to increased headcount and employee related expenses as a result of our efforts to expand the number of channels through which we sell our products. These increases were partially offset by reduced advertising and promotional expenses.

We expect selling and marketing expenses may decrease in absolute dollars in fiscal 2003 as a result of our restructuring and termination of certain employees and increased expense control efforts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. General and administrative expenses decreased for fiscal year 2002 from fiscal year 2001 primarily due to reduced incremental provisions for doubtful accounts for outstanding accounts receivable owed by customers that filed voluntary petitions under the Bankruptcy Act and many of which ceased operations. Included in general and administrative expense for fiscal year 2002 is $0.6 million of incremental provisions for doubtful accounts. For fiscal year 2001, general and administrative expense includes $2.9 million of incremental provisions for doubtful accounts of which $1.7 million was related to the outstanding accounts receivable of NorthPoint. During December 2001, in a private transaction whereby we sold our claim in the NorthPoint bankruptcy proceedings, we recovered approximately $0.2 million of the $1.7 million NorthPoint receivable for which we had recorded a provision for doubtful accounts in fiscal year 2000.

General and administrative expenses increased for fiscal year 2001 from fiscal year 2000 primarily due to increased incremental provisions for doubtful accounts for outstanding accounts receivable owed by our CLEC customers who filed voluntary petitions under the Bankruptcy Act and many of which ceased operations during our fiscal year 2001 as well as increased employee related expenses and insurance costs. For fiscal year 2001, general and administrative expense includes $2.9 million of incremental provisions for doubtful accounts as discussed above and for fiscal year 2000, includes $1.9 million of incremental provisions for doubtful accounts related to the outstanding accounts receivable of Jato.

We expect general and administrative expenses may decrease in absolute dollars in fiscal 2003 as a result of our restructuring and termination of certain employees, relocation to a new, smaller headquarters facility, and increased expense control efforts.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Acquired in process research and development represents research and development assets acquired in connection with our acquisitions of Cayman and DoBox in fiscal year 2002, and WebOrder and StarNet in fiscal year 2000, that were not technologically feasible at the time of acquisition and had no alternative future use, and as such were expensed at the time of the transaction.

For fiscal year 2002, we allocated approximately $2.2 million of the purchase price of Cayman and approximately $1.9 million, or 100%, of the purchase price of DoBox to acquired in-process research and development. For fiscal year 2000, we allocated a charge of approximately $3.0 million of the purchase price of WebOrder and approximately $5.7 million of the purchase price of StarNet to acquired in-process research and development. Each of the amounts we allocated to acquired in-process research and development in connection with these acquisitions was based upon an independent third party valuation analysis. (See
Note 2 of Notes to Consolidated Financial Statements.)

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

For fiscal year 2002, this amount represents the amortization of intangible assets with identifiable lives related to our acquisition of Cayman. For fiscal years 2001 and 2000, amortization of goodwill and other intangible assets represents the amortization of both goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet, Serus and netOctopus. (See Notes 2 and 3 of Notes to Consolidated Financial Statements.)

We elected to early adopt the provisions of SFAS No. 142 on October 1, 2001, the beginning of fiscal year 2002. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis and be expensed against earnings when the implied fair value of a reporting unit is less than its carrying amount. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill continued through the fiscal year ended September 30, 2001, but ceased on October 1, 2001.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

For fiscal year 2002, this amount represents the full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman and StarNet. In accordance with SFAS No. 142, we completed our annual goodwill impairment test on August 31, 2002 for the Internet equipment and Web platform reporting units. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. At August 31, 2002, the implied fair value of our Internet equipment reporting unit was found to be less than its carrying amount and as a result, we recorded a charge to our Consolidated Statement of Operations in the fiscal year ended September 30, 2002 of $9.1 million. (See Notes 2 and 3 of Notes to Consolidated Financial Statements.)

For fiscal year 2001, this amount represents the impairment of goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. As provided under SFAS No. 121, given the slower than anticipated growth in the market for IAD products (the technology for which we acquired from StarNet) and the rapid and sharp decline in the "dot com" market to which we marketed and licensed certain of our Web platforms products (including technology which we acquired from WebOrder and Serus) in addition to the slower than anticipated revenue growth in the market for such products, we determined the net carrying value of the goodwill and other intangible assets related to these acquisitions will not be fully recovered. Accordingly, we recorded a charge of $16.4 million based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to these acquisitions. (See Note 2 of Notes to Consolidated Financial Statements.)

RESTRUCTURING COSTS

For fiscal year 2002, restructuring costs consist primarily of employee severance benefits recorded in connection with a reduction in the Company's workforce of approximately 24 people whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. For fiscal year 2001, restructuring costs consist primarily of employee severance benefits and the costs to exit certain of our business activities and closure of a facility. We expect to pay the remaining restructuring costs accrued during the fiscal year ended September 30, 2003. (See Note 12 of Notes to Consolidated Financial Statements.)

INTEGRATION COSTS

Integration costs consist of expenses incurred in connection with the acquisition of Cayman and integrating Cayman's customers, systems and operations. We expect to pay the remaining integration costs accrued during the fiscal year ended September 30, 2003. (See Note 13 of Notes to Consolidated Financial Statements.)

TERMINATED MERGER COSTS

This amount represents the costs incurred in connection with the terminated merger between our company and Proxim. The charge consists primarily of expenses for accounting and legal advisory services, initiation of joint marketing and research and development programs in anticipation of the merger that we had undertaken at the direction of Proxim, certain shared merger costs, and other related costs. We expect to pay the remaining terminated merger costs accrued during the fiscal year ended September 30, 2003. (See Note 14 of Notes to Consolidated Financial Statements.)

OTHER INCOME (LOSS), NET

Other income (loss), net consists of interest income we earn on our cash, cash equivalents and short-term investments, interest expense, realized and unrealized gains and losses on foreign currency transactions as well as losses on impaired securities that we deem other than temporary.

Loss on Impaired Securities. For fiscal year 2002, loss on impaired securities represents a $1.4 million and a $1.5 million charge for impaired securities related to our investments in MegaPath and Everdream, respectively. These impairment charges were recorded in connection with the valuation of MegaPath and Everdream based upon their most recent rounds of financing. For fiscal year 2001, loss on impaired securities represents the entire loss of our investment in NorthPoint. (See Note 11 of Notes to Consolidated Financial Statements.)

Other Income, Net. Other income, net has decreased for fiscal years 2002 and 2001 primarily due to our reduced cash, cash equivalents and short-term investments combined with reductions in interest rates.

CUMULATIVE EFFECT FROM ADOPTION OF SAB 101

This amount represents the charge we recorded upon adoption of SAB 101. We expect to recognize the remaining amounts of deferred revenue related to the adoption of SAB 101 during the fiscal year ended September 30, 2003. (See Note 1, Revenue Recognition, of Notes to Consolidated Financial Statements.)

DISCONTINUED OPERATIONS

Represents the gain on sale of our sale of the Farallon LAN Division (the LAN Division), which we sold in August 1998. (See Note 4 of Notes to Consolidated Financial Statements.)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of the provisions of the pronouncement.

In May 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The Company has adopted the provisions of SFAS No. 145 required for financial statements issued on or after May 15, 2002. This adoption had no impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of the remaining provisions of the pronouncement.

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

Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be considered carefully in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other filings with the United States Securities Exchange Commission, actual results could differ materially from those projected in any forward-looking statements.

We have a history of losses and negative cash flow. We may incur losses and negative cash flow in the future.

Our failure to significantly increase our revenues or sufficiently reduce our operating expenses will result in continuing losses and negative cash flow. We incurred losses from continuing operations of $34.3 million for the fiscal year ended September 30, 2002 and have incurred losses from continuing operations of $41.7 million and $17.6 million for fiscal years 2001 and 2000, respectively. Our operations used $7.3 million and $5.8 million of cash for the fiscal years ended September 30, 2002 and 2001 and provided $0.1 million of cash for fiscal year 2000. Our cash, cash equivalents and short-term investments have decreased to $25.0 million as of September 30, 2002 from $49.0 million as of September 30, 2001, which decreased from $59.8 million as of September 30, 2000. Even if we reach profitability and maintain positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

We may incur negative cash flow in the future particularly to the extent we complete any acquisition opportunities. As a result of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to maintain positive cash flow.

We may find it difficult to raise needed capital in the future, which could significantly harm our business.

We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and to increase our market share. As a result and due to our net losses and use of cash, the continuing operations of our business may require substantial capital infusions. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations. If we issue additional stock or other instruments to raise capital, the percentage ownership in Netopia of existing stockholders would be reduced. If we cannot generate sufficient cash flow from our operations and if we are unable to reduce our level of expenditures, or are unable to borrow or otherwise obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially adversely affected and we would not be able to operate our business.

Substantial sales of our broadband Internet equipment will not occur unless telecommunications carriers continue substantial deployment of DSL services.

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

      o The development of a viable business model for DSL and other broadband services, including the capability to market, sell, install and maintain DSL and other broadband services;

      o The ability of our CLEC customers to obtain required capital resources;

      o Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider's central office;

      o Lack of compatibility of DSL equipment that is supplied by different manufacturers;

      o Evolving industry standards for DSL and other broadband technologies; and

      o     Government regulation.

Demand for DSL services has exceeded the ability of certain telecommunications carriers and ISPs to deploy services in a timely manner and to provide satisfactory customer service. We offer to carriers and service provider customers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated services that will justify higher recurring revenues from end users. These features include dial backup, VPN, voice over DSL, remote management and configuration, and eSite or eStore hosting. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted. If telecommunications carriers do not continue to expand their deployment of DSL and other broadband services, or if additional telecommunications carriers do not offer DSL and other broadband services on a timely basis, then our business, financial condition and results of operations will be seriously harmed.

We expect our revenues to become increasingly dependent on our ability to sell our broadband gateway products to ILECs, and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

ILECs have been aggressively marketing DSL services principally focusing on residential services. Prior to the acquisition of Cayman, we had not sold meaningful quantities of our broadband Internet equipment to ILECs in the United States. As a result of our acquisition of Cayman, we have expanded the channels through which we sell our products to include ILEC customers, such as SBC and BellSouth, and have committed resources that are focused on expanding our presence in the ILEC channel both domestically and internationally in response to changing market conditions. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, a long-term contract cycle and intense price pressures. ILECs currently obtain equipment from our competitors, such as Thomson, Siemens (through its Efficient Networks subsidiary), Westell, ZyXEL, Linksys and 2Wire, who have proven to be strong competitors. There is no guarantee we will be successful in retaining the customers acquired in connection with our acquisition of Cayman or our ability to successfully expand our presence in the ILEC market. If we fail to retain the customers acquired in connection with our acquisition of Cayman or fail to penetrate further the ILEC market for our products and services, our business may be materially and adversely affected.

We expect our revenues to become increasingly dependent on our ability to develop broadband Internet equipment for and successfully enter the residential broadband gateway market.

We have historically developed, marketed and sold business class broadband Internet equipment products to CLECs serving the business market for DSL Internet connectivity. Through our acquisitions of Cayman in October 2001 and DoBox in March 2002, we believe that we have acquired existing customer relationships, products and technology that will enable us to more quickly develop, enhance and market broadband Internet equipment products and services to ILECs serving the residential market. There are numerous risks associated with our entrance into the residential broadband gateway market such as:

      o The ability to design and develop products that meet the needs of the residential market;

      o The ability to successfully market these products to ILECs currently serving this market;

      o The ability to dislodge current suppliers of residential class broadband gateways; and

      o Our failure to successfully complete and bring to market the products and technology acquired in connection with our acquisitions of Cayman and DoBox.

If we are unable to overcome these challenges or if the ILECs are unsuccessful marketing or deploying DSL services into the residential market, our business will be materially and adversely affected.

The DSL market, and the channels through which we historically have sold our DSL products, has experienced significant business difficulties during the past year, which have negatively affected our business and operating results.

Prior to our acquisition of Cayman in October 2001, our most significant customers were CLECs and ISPs. Since the middle of calendar year 2000, CLECs have experienced significant business difficulties due to an inability to obtain financing to continue to build out their networks. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock. During the last two years, three of our CLEC customers, Covad, Rhythms, and NorthPoint have demonstrated the following market difficulties:

      o Covad, our largest customer in fiscal years 2002, 2001 and 2000, has reduced its breadth of network build-out and significantly scaled back its operations. In addition, Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital-restructuring plan. In November 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad emerged from bankruptcy in December 2001 upon closing the SBC funding. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003;

      o Rhythms voluntarily filed for protection under the Bankruptcy Act in August 2001, and subsequently ceased normal operations in September 2001. In December 2001, WorldCom purchased Rhythms' key DSL assets. As a result, WorldCom has been delivering service to customers on the Rhythms network. In July 2002, WorldCom and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. There is no certainty that WorldCom will continue to purchase our equipment for deployment on the Rhythms network, and there is no certainty that WorldCom will continue to operate the Rhythms network as a result of the pending bankruptcy proceedings; and

      o NorthPoint voluntarily filed for protection under the Bankruptcy Act in January 2001 and subsequently ceased operations in March 2001.

Like the CLECs, ISPs also have struggled for the past two years. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, the lack of differentiation has led to significant erosion in the prices charged to customers. Many of our ISP customers such as Mpower Communications Corp., PSINet, Inc. (PSINet), Onsite Access Inc. and BTI, have all experienced business difficulties and some have filed for bankruptcy or ceased operations. PSINet, which had been one of our key ISP customers, filed a voluntary petition under the Bankruptcy Act in June 2001, and no longer is purchasing products from us. The pricing pressure for ISPs continues to date, and, accordingly, sales of our products to ISPs remain difficult. The financing market for CLECs and ISPs has remained difficult and has been largely closed in calendar years 2001 and 2002, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable.

If we are unable to retain our customers and/or employees and complete our projects and products in development, our business would be seriously harmed.

We have attempted to expand the channels through which and markets to which we sell our products through our acquisitions and product development and marketing efforts. Historically, we have focused on serving the small and medium size business market primarily through the CLEC channels from which we have derived a substantial portion of our revenue. The Cayman acquisition in October 2001, helped to expand our customer base to include ILEC customers, such as SBC and BellSouth. Our recent product introductions have helped us win new customers in Europe. If we are unable to retain our customers and/or employees, maintain the quality of our products and timely and successfully develop, manufacture and gain market acceptance of our new products, our business will be seriously harmed.

The loss of, or decline in, purchases by one or more of our key distributors or customers would result in a significant decline in our revenues.

Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. For the fiscal year ended September 30, 2002, there were four customers who each individually represented at least 5% of our revenues and in the aggregate, accounted for 36% of our total revenues. In fiscal year 2002, sales to Covad and Ingram Micro represented approximately 13% and 12%, respectively, of our total revenues.

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

It is likely that in some future quarter, quarters or year our operating results will be below the expectations of securities analysts or investors. In such event, the market price of our common stock may decline significantly. Variations in our operating results will likely be caused by factors related to the operation of our business, including:

      o Variations in the timing and size of orders for our broadband Internet equipment products;

      o Decreases or delays in purchases by significant customers, or loss of customers such as Covad, Ingram Micro, SBC or BellSouth;

      o Increased price competition for our broadband Internet equipment products;

      o Our ability to license, and the timing of licenses, of our Web platforms products;

      o The growth rate in the number of eSites and eStores that are built using our Web platforms products from which we derive revenues;

      o The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband Internet equipment products as a percentage of our total revenues and increased sales of lower margin ADSL products within our family of broadband Internet equipment products;

      o Shifts in the channel fulfilling demand from small, medium and distributed enterprises for DSL services to entities with whom we do not have historical relationships;

      o The price and availability of chip sets and other components for our DSL products;

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

These variations may also be caused by factors related to the development of the market for broadband Internet equipment, the market for our Web platforms products and the competition we face in these markets, including:

      o     The ability of CLECs to obtain required capital resources;

      o The timing, rate and ability of telecommunications service providers to deploy DSL and other broadband services;

      o Anticipated price and promotion competition in the market for broadband Internet equipment and Web platforms products;

      o The level of market penetration of our broadband Internet equipment and Web platforms products relative to those of our competitors; and

      o The timing and rate of deployment of alternative high-speed data transmission technologies, such as cable and high-speed wireless data transmission.

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

      o Costs associated with future litigation, including securities litigation or litigation relating to the use or ownership of intellectual property;

      o Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies; and

      o General global economic conditions that could adversely affect sales to our customers.

Because the markets for our products and services are intensely competitive and some of our competitors are larger, better established and have more cash resources, we may not be able to compete successfully against current and future competitors.

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

In the market for broadband Internet equipment, we primarily compete with Thomson, Cisco, Siemens (through its Efficient Networks subsidiary), Linksys, 2Wire, Westell, and ZyXEL.

In the market for our Web platforms products, we primarily compete with Computer Associates, Microsoft, Vector Networks, Stac Software, Symantec, and Tivoli Software (a wholly-owned subsidiary of IBM). We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost. For example, Microsoft has available at no cost a communications and collaboration software product that could limit the market for our Timbuktu product.

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

We have released a line of IADs designed to allow for voice and data services over a single DSL line. To date, service providers have not deployed such combined services broadly and the market has grown more slowly than anticipated. Unless such products and services are broadly deployed, our integrated voice and data products and combined services may not have a meaningful commercial impact, and our business may be harmed.

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

We need to develop, introduce and market new and enhanced products and services in a timely manner to remain competitive.

We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products and services that provide increasingly higher levels of performance, reliability, compatibility, and cost savings for our customers. We will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our DSL products. Currently, our router products are fully integrated with Copper Mountain Networks, Inc.'s central office access concentrators and are interoperable with Alcatel, Cisco, LM Ericsson Telephone Company (Ericsson), Lucent Technologies Inc., Nortel Networks Corporation, Nokia Corporation, Paradyne Networks, Inc. and Zhone Technologies, Inc. central office access concentrators.

We have recently developed and introduced a new broadband services platform that enables network operations centers of broadband service providers the ability to remotely manage, support, and troubleshoot installed broadband gateways thereby reducing support costs. We believe this service delivery platform is new to and has unique features in the market for broadband services and can assist us in differentiating our products and services from those of our competitors. While this platform is based upon technology developed within Netopia or acquired in connection with our recent acquisition of DoBox, it is relatively new and we cannot provide any assurance that, when deployed in mass scale, it will perform as expected, there are no hidden bugs or defects, or it will be widely adopted by the customers to whom we are marketing the platform.

We may not be able to successfully develop, introduce, enhance or market these or other products and services necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business. Many of our broadband Internet equipment products and services are relatively new. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a relatively new, rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, including requirements for performance, price, features and compatibility with other DSL equipment. We may not be able to introduce rapidly innovative new products that meet these market requirements. It is possible that the market for broadband Internet equipment will develop in a manner that we do not anticipate.

We may engage in acquisitions or divestitures that involve numerous risks, including the use of cash, diversion of management attention and significant write-offs.

In the past, we have engaged in both acquisitions and divestitures. For example: in December 1998, we acquired netOctopus and Serus; in October 1999, we acquired StarNet; in March 2000, we acquired WebOrder; in October 2001, we acquired Cayman; and in March 2002, we acquired the assets of DoBox. We also entered into an agreement and plan of reorganization in January 2001 under which we agreed to be acquired by Proxim. This agreement was mutually terminated in March 2001. In addition, in August 1998, we sold our LAN Division. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. In the past, our acquisitions and divestitures have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. For example, in fiscal year 2002, we recorded a $4.1 million charge for acquired in-process research and development related to our acquisitions of DoBox and Cayman and a $9.1 million charge for impairment of goodwill related to our acquisitions of Cayman and StarNet. Similarly, in September 2001, we recorded a $16.4 million charge for impairment of goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. Incremental acquisition related charges including in-process research and development and amortization of goodwill and other intangibles or divestitures of profitable technologies or products could adversely impact our profitability. The success of these acquisitions depends upon our ability to retain the customers and key employees, and timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

Our revenues will not grow and we may incur losses if we cannot successfully introduce, market and sell our Web platforms products. We derive a substantial portion of the recurring revenues from our Web platforms products from a small number of large customers.

The majority of our Web platforms revenues are derived from the sale of Timbuktu. We anticipate that the market for Timbuktu will grow more slowly than the market for our other Web platforms products and services. In addition, we rely on a small number of licensees of our Web platforms to promote the use of our Web platforms for building eSites and eStores. As a result, we derive a substantial portion of the recurring revenues from our Web platforms products from a small number of large customers. The extent and nature of the promotions by licensees of our Web platforms are outside of our control. If licensees of our eSite and eStore Web platforms do not successfully promote our eSite and eStore Web platforms to their customers, we will not generate recurring revenues from royalties on eSites and eStores promoted by licensees of our Web platforms. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

If hosting services for our Web platforms perform poorly, our reputation will be damaged and we could be sued.

We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance eSite and eStore hosting and eSupport services for our customers. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with whom we contract to maintain our servers and hardware and software, could lead to interruption or deterioration of our eSite and eStore hosting and eSupport services. Additionally, a slowdown or failure of our systems due to an increase in the use of the eSites and eStores we currently host, or due to damage or destruction of our systems for any reason, or the possibility of rolling blackouts could also lead to interruption or deterioration of our eSite and eStore hosting and eSupport services. If there is an interruption or a deterioration of our eSite and eStore hosting and eSupport services, our reputation would be seriously harmed and, consequently, sales of our products and services would decrease. If such circumstances do arise in some future period, in order to retain current customers and attract new customers, we may have to provide our eSite and eStore hosting and eSupport services at a subsidized price or even at no cost. In addition, if our eSite and eStore hosting or eSupport services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers.

We may continue to experience declining gross margins due to price competition and an increase in sales of lower margin broadband Internet equipment as a percentage of our total revenue.

We expect that sales of our broadband Internet equipment may account for a larger percentage of our total revenues in future periods. Because our broadband Internet equipment products are generally sold at lower gross margins than our Web platforms products and sales volumes of our lower margin ADSL products is increasing, our overall gross margins will likely decrease. Further, we expect that the market for broadband Internet equipment, in particular DSL products, will become increasingly competitive and that we will be forced to lower the prices we charge for our broadband Internet equipment in the future. As the average selling price of our routers declines, our gross margins related to such products, as well as our overall gross margins, are likely to decline.

Substantial portions of our revenues are derived from sales to international customers.

A substantial portion of our revenues is derived from sales to European and other international customers. We expect sales to international customers to continue to comprise a significant portion of our revenues. For the past two fiscal years, sales of broadband Internet equipment products to our European customers who are members of the European Union have been denominated in the Euro. All other international sales are denominated in United States dollars. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers. This could lead to decreased profitability of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not hedge sales denominated in the Euro.

There are risks associated with international operations.

Our international operations are subject to a number of difficulties and special costs, including:

      o     Costs of customizing products for foreign countries;

      o     Laws and business practices favoring local competitors;

      o     Dependence on local vendors;

      o     Uncertain regulation of electronic commerce;

      o Compliance with multiple, conflicting and changing governmental laws and regulations;

      o     Longer sales cycles;

      o     Greater difficulty in collecting accounts receivable;

      o     Import and export restrictions and tariffs;

      o     Difficulties staffing and managing foreign operations;

      o     Multiple conflicting tax laws and regulations; and

      o     Political and economic instability.

In addition, if we establish more significant operations overseas, we may incur costs that would be difficult to reduce quickly because of employee-related laws and practices in those countries.

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

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark law. We presently have one United States patent issued that relates to our Timbuktu software. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information.

For example, in selling our Timbuktu software, we often rely on license cards that are included in our products and are not signed by licensees. Therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries where our products are or may be manufactured or sold, particularly developing countries including various countries in Asia, such as the People's Republic of China, do not protect our proprietary rights as fully as do the laws of the United States.

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products or we infringe their intellectual property. It is possible that our patent may be successfully challenged, that our patent may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

We provide end users of our products with a limited warranty on our broadband Internet equipment and our Timbuktu software. We permit end users to return our broadband Internet equipment and Timbuktu for replacements or for refund of the full purchase price if the products do not perform as warranted. Our other Web platforms products are provided on an "as is" basis, and we generally do not offer a warranty on this product. End users of our eSites and eStores generally can discontinue their service at any time at no cost. In the past, we have not encountered material warranty claims. In the future, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. Additionally, we attempt to further limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions. However, we cannot assure you that such limitations of liability will be legally enforceable.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, labor disputes by transportation providers and other events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay area and may be susceptible to the risk of earthquakes. If there is an earthquake in the region, our business could be seriously harmed. We do not have a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

      o Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      o Losses of major customers, major projects with major customers or the failure to complete significant licensing transactions;

      o     Additions or departures of key personnel;

      o     Volatility generally of securities of companies in our industry;

      o General conditions in the broadband communications industry, in particular the DSL market, or the domestic and worldwide economies;

      o     Decreases or delays in purchases by significant customers;

      o A shortfall in revenue or earnings from securities analysts' expectations or other announcements by securities analysts;

      o Our ability to protect and exploit our intellectual property or defend against the intellectual property rights of others; and

      o Developments in our relationships with customers, distributors and suppliers.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our exposure to foreign exchange risk relates primarily to sales made to international customers denominated in Euros in European Union countries. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio. Beginning in our fiscal third quarter of 2000, sales to European countries that are members of the European Union have been denominated in the Euro. In order to reduce our exposure resulting from currency fluctuations, we have entered into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. We do not enter into currency exchange contracts for speculative or trading purposes. All currency exchange contracts have a maturity of less than one year.

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our investment portfolio at September 30, 2002 and 2001. All of our investments mature in twelve months or less.

                                                    September 30, 2002                   September 30, 2001
                                              ------------------------------       -----------------------------
                                                           Fair      Average                    Fair     Average
Principal (notional) amounts in                Cost       market    interest        Cost       market   interest
United States dollars:                         basis       value      rate          basis      value      rate
================================================================================================================
                                                (in thousands)                       (in thousands)
Cash equivalents - fixed rate (a)             $17,615     $17,615     1.90%        $34,387    $34,482     3.31%
Short-term investments - fixed rate (b)            --          --       --%         13,112     13,219     3.67%
----------------------------------------------------------------------------------------------------------------
  Total                                       $17,615     $17,615                  $47,499    $47,701
================================================================================================================

(a) Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.
(b) Short-term investments represent the portion of our investment portfolio, which mature in greater than or equal to 90 days.

Our market interest rate risk relates primarily to changes in the United States short-term prime interest rate. These changes impact the price and yield of our short-term investments. We minimize this risk by following a policy of portfolio diversification.

Foreign Currency Exchange Risk

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at September 30, 2002 and 2001. The accounts receivable September 30, 2002 are valued at the United States/Euro exchange rate as of September 30, 2002 and the accounts receivable September 30, 2001 are valued at the United States/Euro exchange rate as of September 30, 2001. The carrying value approximates fair value at September 30, 2002 and 2001.

                                                       September 30, 2002               September 30, 2001
                                                    ------------------------        -------------------------
Principal (notional) amounts in                      Carrying       Exchange         Carrying        Exchange
United States dollars:                                amount          rate            amount           rate
=============================================================================================================
                                                  (in thousands)                  (in thousands)
Accounts receivable denominated in Euros            $   1,164        0.9801         $   1,321         0.9115

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at September 30, 2002 and 2001. The carrying value approximates fair value at September 30, 2002 and 2001.

                                                    September 30, 2002                   September 30, 2001
                                           ------------------------------------    ---------------------------------
                                              Carrying     Spot      Settlement    Carrying      Spot     Settlement
Principal (notional) amounts in Euros:         amount      rate         date        amount       rate        date
====================================================================================================================
                                           (in thousands)                       (in thousands)
                                                                      October                              October
Currency exchange forward contract # 1          $329      0.9648        2002         $407       0.8351       2001
                                                                      November                             November
Currency exchange forward contract # 2          $191      0.9571        2002         $134       0.8963       2001
                                                                      December
Currency exchange forward contract # 3          $ 96      0.9559        2002          n/a         n/a        n/a

Our foreign currency exchange risk relates to changes in the value of the Euro relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

The following consolidated financial statements are filed as part of this Report on Form 10-K:

                                                                                                              Page
Consolidated Financial Statements:
Independent Auditors' Report.............................................................................      45
Consolidated Balance Sheets at September 30, 2002 and 2001...............................................      46
Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended
   September 30, 2002, 2001 and 2000.....................................................................      47
Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30,
   2002, 2001 and 2000...................................................................................      48
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2002, 2001
   and 2000..............................................................................................      49
Notes to Consolidated Financial Statements...............................................................      50

Financial Statement Schedule:
Valuation and Qualifying Accounts........................................................................      74

                          Independent Auditors' Report


The Board of Directors and Shareholders
Netopia, Inc.:


We have audited the consolidated financial statements of Netopia, Inc. and subsidiaries as listed in the preceding index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the preceding index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netopia, Inc. and subsidiaries as of September 30, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2001, the Company changed its method of accounting for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets."


                                    KPMG LLP


San Francisco, California
November 5, 2002

                         Netopia, Inc. and Subsidiaries
                           Consolidated Balance Sheets

September 30,                                                                      2002         2001
======================================================================================================
                                                                                    (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  25,022    $  35,703
   Short-term investments                                                              --       13,293
   Trade accounts receivable less allowance for doubtful accounts and returns
     of $567 and $641 at September 30, 2002 and 2001, respectively                  9,950        9,550
   Inventories, net                                                                 6,259        7,156
   Prepaid expenses and other current assets                                        1,731        1,634
------------------------------------------------------------------------------------------------------
     Total current assets                                                          42,962       67,336
Furniture, fixtures and equipment, net                                              5,507        5,770
Acquired technology, net                                                            5,538           --
Other intangible assets and goodwill, net                                           2,157        3,446
Long-term investments                                                               1,463        4,000
Deposits and other assets                                                           1,368        2,160
------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                               $  58,995    $  82,712
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   7,088    $   4,713
   Accrued compensation                                                             2,736        2,148
   Accrued liabilities                                                              2,245        1,116
   Deferred revenue                                                                 2,223        2,589
   Other current liabilities                                                           42          177
------------------------------------------------------------------------------------------------------
     Total current liabilities                                                     14,334       10,743
Long-term liabilities:
   Borrowings under credit facility                                                 4,428           --
   Other long-term liabilities                                                        186          256
------------------------------------------------------------------------------------------------------
     Total liabilities                                                             18,948       10,999
------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
   Common stock: $0.001 par value, 50,000,000 shares authorized;
      18,905,223 and 18,076,812 shares issued and outstanding at
      September 30, 2002 and 2001, respectively                                        19           17
   Additional paid-in capital                                                     147,485      144,886
   Accumulated deficit                                                           (107,457)     (73,190)
------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                   40,047       71,713
------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  58,995    $  82,712
======================================================================================================

See accompanying notes to consolidated financial statements.

                         Netopia, Inc. and Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss

Fiscal years ended September 30,                                          2002        2001        2000
========================================================================================================
                                                                              (in thousands, except
                                                                              for per share amounts)
REVENUES:
   Internet equipment                                                   $ 45,551    $ 58,861    $ 65,546
   Web platform licenses and service                                      18,513      18,457      24,660
--------------------------------------------------------------------------------------------------------
        Total revenues                                                    64,064      77,318      90,206
--------------------------------------------------------------------------------------------------------

COST OF REVENUES:
   Internet equipment                                                     32,323      39,165      46,582
   Web platform licenses and services                                        639         795         697
--------------------------------------------------------------------------------------------------------
        Total cost of revenues                                            32,962      39,960      47,279
--------------------------------------------------------------------------------------------------------

   GROSS PROFIT                                                           31,102      37,358      42,927

OPERATING EXPENSES:
   Research and development                                               17,522      13,836      13,324
   Selling and marketing                                                  24,334      27,144      25,842
   General and administrative                                              5,398       7,528       6,554
   Acquired in-process research and development                            4,058          --       8,658
   Amortization of goodwill and other intangible assets                    1,497      11,984       9,746
   Impairment of goodwill and other intangible assets                      9,146      16,375          --
   Restructuring costs                                                       482       1,073          --
   Integration costs                                                         309          --          --
   Terminated merger costs                                                    --       2,640          --
--------------------------------------------------------------------------------------------------------
        Total operating expenses                                          62,746      80,580      64,124
--------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                           (31,644)    (43,222)    (21,197)
Other income (loss), net
   Loss on impaired securities                                            (2,943)     (1,000)         --
   Other income, net                                                         320       2,510       3,579
--------------------------------------------------------------------------------------------------------
     Total other income (loss), net                                       (2,623)      1,510       3,579
--------------------------------------------------------------------------------------------------------

   Loss from continuing operations before cumulative effect from adoption of Staff Accounting Bulletin (SAB) 101 and before gain on
   sale of discontinued operations, net of taxes                         (34,267)    (41,712)    (17,618)

Cumulative effect from adoption of SAB 101                                    --      (1,555)         --
Gain on sale of discontinued operations, net of taxes                         --         156       2,481
--------------------------------------------------------------------------------------------------------

        NET LOSS                                                        $(34,267)   $(43,111)   $(15,137)
========================================================================================================

Comprehensive loss:
   Net loss                                                             $(34,267)   $(43,111)   $(15,137)
   Other comprehensive income (loss)                                          --         506        (534)
--------------------------------------------------------------------------------------------------------
     Total comprehensive loss                                           $(34,267)   $(42,605)   $(15,671)
========================================================================================================

Per share data, continuing operations:
   Basic and diluted loss per share                                     $  (1.86)   $  (2.33)   $  (1.05)
========================================================================================================
   Common shares used in the per share calculations                       18,455      17,902      16,830
========================================================================================================

Per share data, net loss:
   Basic and diluted net loss per share                                 $  (1.86)   $  (2.41)   $  (0.90)
========================================================================================================
   Common shares used in the per share calculations                       18,455      17,902      16,830
========================================================================================================

See accompanying notes to consolidated financial statements.

                         Netopia, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                                                                         Accumulated
                                                   Common stock           Additional                        other          Total
                                               ---------------------       paid-in        Accumulated   comprehensive  stockholders'
                                                 Shares       Amount       capital          deficit     income (loss)     equity
====================================================================================================================================
                                                                     (in thousands, except share amounts)
BALANCES, SEPTEMBER 30, 1999                   15,519,198       $15       $  99,978        $ (14,942)       $  28       $  85,079

Exercise of stock options                       1,203,369         1           5,794               --           --           5,795
Issuance of common stock under Employee
   Stock Purchase Plan                            130,306        --           1,738               --           --           1,738
Issuance of common stock for acquisitions         677,848         1          35,386               --           --          35,387
Exercise of stock warrant                          56,875        --              --               --           --              --
Costs related to issuance of common stock
   under secondary offering                            --        --             (39)              --           --             (39)
Net unrealized investment loss                         --        --              --               --         (534)           (534)
Net loss                                               --        --              --          (15,137)          --         (15,137)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 2000                   17,587,615        17         142,857          (30,079)        (506)        112,289

Exercise of stock options                         239,042        --             785               --           --             785
Issuance of common stock under Employee
   Stock Purchase Plan                            250,155        --           1,231               --           --           1,231
Issuance of common stock warrants                      --        --              16               --           --              16
Costs related to issuance of common stock
   under secondary offering                            --        --              (3)              --           --              (3)
Net unrealized investment income                       --        --              --               --          506             506
Net loss                                               --        --              --          (43,111)          --         (43,111)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 2001                   18,076,812        17         144,886          (73,190)          --          71,713

Exercise of stock options                          99,231        --             299               --           --             299
Issuance of common stock under Employee
   Stock Purchase Plan                            429,180         1             809               --           --             810
Issuance of common stock for acquisitions         300,000         1           1,485               --           --           1,486
Stock options granted to non-employees                 --        --               6               --           --               6
Net loss                                               --        --              --          (34,267)          --         (34,267)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 2002                   18,905,223       $19       $ 147,485        $(107,457)       $  --       $  40,047
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                         Netopia, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

Fiscal years ended September 30,                                                          2002            2001             2000
=================================================================================================================================
                                                                                                     (in thousands)
Cash flows from operating activities:
Net loss                                                                                $(34,267)       $(43,111)       $(15,137)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                        6,809          15,352          12,324
      Non-cash compensation for services                                                       6              --              --
      Unrealized loss on impaired securities                                               2,943           1,000              --
      Charge for in-process research and development                                       4,058              --           8,658
      Charge for impairment of goodwill and other intangible assets                        9,146          16,375              --
      Charge for impairment of capitalized software development costs                         80              --              --
      Changes in allowance for doubtful accounts and returns on
         accounts receivable                                                                 (74)         (2,617)          2,462
      Changes in operating assets and liabilities, net of effects of acquisition:
         Trade accounts receivable                                                          (326)          8,713          (8,255)
         Inventories                                                                         897           3,128          (6,603)
         Prepaid expenses and other current assets                                           (96)            357             383
         Deposits and other assets                                                            47              (7)          1,035
         Accounts payable and accrued liabilities                                          2,946          (4,658)          3,643
         Deferred revenue                                                                   (413)            394             748
         Other liabilities                                                                   988            (757)            803
---------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities                          (7,256)         (5,831)             61
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Purchase of short-term investments                                                  (4,793)        (50,799)        (62,025)
      Proceeds from the sale of short-term investments                                    18,085          59,445          48,190
      Purchase of furniture, fixtures and equipment                                       (4,190)         (3,750)         (2,914)
      Acquisition of long term investment                                                   (406)         (2,000)         (2,000)
      Capitalization of software development costs                                            --          (1,130)           (679)
      Acquisition of businesses                                                          (17,659)           (100)        (11,669)
---------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities                          (8,963)          1,666         (31,097)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Borrowings under credit facility                                                     4,428              --              --
      Proceeds from the issuance of common stock, net                                      1,110           2,029           7,494
---------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                     5,538           2,029           7,494
---------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (10,681)         (2,136)        (23,542)
Cash and cash equivalents, beginning of year                                              35,703          37,839          61,381
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                  $ 25,022        $ 35,703        $ 37,839
=================================================================================================================================

Supplemental disclosures of cash flow activities:
   Income taxes paid                                                                    $      5        $      6        $     --
=================================================================================================================================

Supplemental disclosures of non-cash investing and financing activities:
   Issuance of common stock for acquisition of businesses                               $  1,485        $     --        $ 35,387
=================================================================================================================================
   Issuance of common stock equivalents for consulting services                         $     --        $     16        $     --
=================================================================================================================================

See accompanying notes to consolidated financial statements.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(1)   Nature of Business and Summary of Significant Accounting Policies

Nature of Business. Netopia, Inc. (the "Company") develops, markets and supports hardware, software and services that enhance the delivery of broadband Internet services by carriers and broadband service providers to residential and business-class customers.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries located in France, Germany, Australia, and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Short-Term Investments. Cash equivalents consist of instruments with original maturities of 90 days or less. Certain cash equivalents and all of the Company's investments are classified as available-for-sale. The securities are carried at cost, which approximates fair value.

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

Cash equivalents and short-term investments classified as available-for-sale as of September 30, 2002 and 2001, consisted of the following:

September 30,                                               2002        2001
================================================================================
                                                             (in thousands)

Money market funds                                        $ 17,615    $  1,039
Corporate debt                                                  --      20,127
Commercial paper                                                --      26,535
--------------------------------------------------------------------------------
                                                          $ 17,615    $ 47,701
================================================================================

The available-for-sale securities as of September 30, 2002 and 2001 were all due in one year or less. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations without penalties.

Revenue Recognition. The Company recognizes revenue from the sale of Internet equipment when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenue from its distributors upon shipment of product to the distributor.

The Company recognizes software revenue in accordance with Statement of Position
(SOP) 97-2, Software Revenue Recognition, as amended. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company's products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the specific objective evidence of the fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training.

The Company recognizes revenue from long-term software development contracts using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage of completion method, the Company recognizes revenue as work on the contract progresses.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

                                                                     SAB 101
                                                                     Deferred
                                                                     Revenue
================================================================================
                                                                  (in thousands)

Charge for SAB 101 deferred revenue                                   $1,555
Less amounts recognized:
   Fiscal year ended September 30, 2001                                  898
   Fiscal year ended September 30, 2002                                  557
--------------------------------------------------------------------------------
     Subtotal                                                          1,455
--------------------------------------------------------------------------------
   Net SAB 101 deferred revenue as of September 30, 2002              $  100
================================================================================

Concentrations of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk principally consist of cash, cash equivalents, short-term investments and accounts receivable.

The Company limits the amounts invested in any one type of investment and maintains its cash investments with one financial institution. Management believes the financial risks associated with such deposits are minimal.

The Company sells its products primarily through distributors and resellers. Sales are generally not collateralized, credit evaluations are performed, and allowances are provided for estimated credit losses. Prior to fiscal year 2000, the Company had not experienced significant losses on trade receivables from any particular customer, industry, or geographic region. However, during fiscal years 2002, 2001 and 2000, the Company fully reserved $0.6 million, $2.9 million and $1.9 million, respectively, of outstanding accounts receivable primarily owed by certain telecommunication carrier customers.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Furniture, Fixtures, and Equipment. Furniture, fixtures, and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of estimated useful lives or related lease terms. The following table sets forth the depreciable lives by major class of asset:

                                                             Depreciable life
Major class of asset                                              (years)
================================================================================

Office equipment                                                     1
Furniture and fixtures                                               7
Computers                                                            3
Leasehold improvements                                          Shorter of
                                                             estimated useful
                                                                  life or
                                                              remaining term
                                                                 of lease
--------------------------------------------------------------------------------

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets. The Company elected to early adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on October 1, 2001. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis and be expensed against earnings when the implied fair value of a reporting unit is less than its carrying amount. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill continued through September 30, 2001, but ceased on October 1, 2001. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. The Company completed its tests for goodwill impairment upon adoption and found that no impairment existed as of October 1, 2001.

The Company performed the annual impairment test required by SFAS No. 142 on August 31, 2002 for it's two reporting units. At August 31, 2002, the implied fair value of the Company's Internet equipment reporting unit was found to be less than its carrying amount and as a result, the Company recorded a charge to it's Consolidated Statement of Operations in the fiscal year ended September 30, 2002 of $9.1 million. This charge represents full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman Systems, Inc. (Cayman) and StarNet.

Impairment of Long-Lived Assets, Including Identifiable Intangibles. The Company elected to early adopt the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on October 1, 2001. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates long-lived assets, including identifiable intangible assets in accordance with SFAS No. 144 and tests its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

At September 30, 2002, the Company's identifiable intangible assets consisted of developed product technology, core technology and sales channel relationships related to the Company's acquisition of Cayman as well as a certain marketing license. As a result of the downturn in the economy and the impairment charge recorded in connection with the Company's SFAS No. 142 analysis, the Company tested its identifiable intangible assets in accordance with SFAS No. 144 and found no impairment.

In fiscal year 2001, the Company tested it's intangible assets for impairment as provided under SFAS No. 121. Given the slower than anticipated growth in the market for integrated access device (IAD) products (the technology for which the Company acquired from StarNet) and the sharp decline in the "dot com" market to which the Company marketed and licensed certain of its Web platforms products (including technology which the Company acquired from WebOrder and Serus), the Company determined the net carrying value of the goodwill and other intangible assets related to these acquisitions would not be fully recovered. Accordingly, the Company recorded a charge of $16.4 million based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to these acquisitions.

Research and Development and Software Development Costs. Research and development costs include costs related to the development of software products that are expensed as incurred until the technological feasibility of the product has been established. The Company has defined technological feasibility as completion of a working model. After technological feasibility is established, any additional software development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Product development costs capitalized are amortized over a future period.

Amortization of capitalized product development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (i) the ratio of current gross revenue for a product to the total of current and estimated future gross revenues for the product; or (ii) the straight-line method over the remaining estimated economic life of the product, which is generally two years.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

All other research and development expenditures are charged to research and development expense in the period incurred. During fiscal year 2002, the Company did not capitalize any software development costs. During fiscal years 2001 and 2000, the Company capitalized $1.1 million and $0.7 million, respectively, of product development costs incurred subsequent to delivery of a working model, under a development agreement with a third party.

Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense was $0.7 million, $1.0 million and $0.7 million for fiscal years 2002, 2001 and 2000, respectively.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent such deferred tax assets may not be realized.

Long-Term Investments. The Company holds equity securities in two privately held companies in which the Company does not exert significant influence. These investments are carried at cost. It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of these securities. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary.

During fiscal year 2002, the Company recorded losses on these investments of $2.9 million. These impairment charges were recorded in connection with recent valuations of the underlying companies.

Stock-Based Compensation. The Company has elected to continue to use the intrinsic value-based method as allowed under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for all of its stock-based employee compensation plans. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on operating results as if the Company had elected to use the fair value approach to account for all its stock-based employee compensation plans.

In accordance with SFAS No. 123, the Company recognizes as an expense, the fair value of options and other equity instruments granted to non-employees. The Company uses the Black-Scholes option valuation model to determine the fair value of any options or other equity instruments granted to non-employees.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per Share Calculations. Basic net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period plus potential dilutive shares from options and warrants outstanding using the treasury stock method.

All potential dilutive common shares have been excluded from the computation of the diluted loss per share for fiscal years 2002, 2001 and 2000, as their effect on the loss per share was anti-dilutive. Potential dilutive common shares which were excluded from the computation of diluted loss per share consisted of options to purchase common stock totaling 7,199,088 shares in fiscal year 2002; 3,268,128 shares in fiscal year 2001; 4,019,480 shares in fiscal year 2000; and warrants to purchase common stock totaling 5,000 shares in fiscal year 2001.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Comprehensive Income (Loss). Comprehensive loss is comprised of the Company's net loss, unrealized gains and losses on certain of its investment securities and foreign currency translation.

Recent Accounting Pronouncements. In June 2001, the FASB approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of the provisions of the pronouncement.

In May 2002, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The Company has adopted the provisions of SFAS No. 145 required for financial statements issued on or after May 15, 2002. This adoption had no impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of the remaining provisions of the pronouncement.

In June 2002, the FASB approved for issuance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supersedes Emerging Issues Task Force No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of the provisions of the pronouncement.

(2)   Acquisitions

DoBox, Inc. (DoBox). In March 2002, the Company closed a transaction to purchase substantially all of the assets and assume certain liabilities of DoBox, a developer of broadband gateway parental control, content filtering and family firewall software. The Company accounted for the acquisition as a purchase of net assets. The aggregate purchase price of the transaction was $1.9 million, based upon consideration paid at closing.

The aggregate purchase price included:

      o 300,000 shares of the Company's common stock which were valued using the average of the closing price of the Company's common stock on the first business day after the closing date of the acquisition agreement;

      o $0.1 million in cash in severance benefits to DoBox employees that were not retained; and

      o $0.1 million in cash for the Company's transaction costs including legal, accounting and other professional services.

The Company also assumed certain other liabilities of DoBox.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

The transaction did not meet the criteria of a business combination as outlined by EITF 98-3, Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business, because upon acquisition, the net asset acquired did not have any significant outputs. Accordingly, the excess purchase price over the net tangible assets received was attributed to in-process research and development and was expensed in the accompanying consolidated statement of operations.

Cayman. In October 2001, the Company and Cayman, a Massachusetts corporation, consummated a merger (the Merger) whereby Amazon Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Netopia (Merger Sub), was merged with and into Cayman pursuant to an Agreement and Plan of Merger and Reorganization (the Merger Agreement) dated as of September 19, 2001, as amended. Cayman, a developer and supplier of business class broadband gateways, has survived the Merger as a wholly owned subsidiary of Netopia. The Company purchased Cayman primarily for its technology, product and customer base.

The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was $14.9 million, based on the consideration paid at closing. The aggregate purchase price included:

      o $6.0 million in cash in exchange for all of Cayman's outstanding equity, including in-the-money stock options;

      o $4.2 million in cash in exchange for all of Cayman's outstanding convertible debt;

      o $2.4 million in cash to satisfy an outstanding credit line of Cayman;

      o $0.9 million in cash in fees to Cayman's investment bankers, attorneys and accountants;

      o $0.7 million in cash for the Company's transaction costs including legal, accounting and other professional services; and

      o $0.7 million cash in severance benefits to Cayman employees that were not retained.

The Company also assumed certain other liabilities of Cayman.

Approximately $1.7 million is being held in escrow to satisfy Cayman's indemnification obligations under the Merger Agreement. Upon the satisfaction of Cayman's indemnification obligations, certain amounts are to be released from escrow on the one-year anniversary date of the close of the transaction and any remaining amounts are to be released from escrow on the two-year anniversary date of the close of the transaction.

The allocation of the purchase price is based upon the Company's estimates of the fair value of the tangible and intangible assets acquired and is as follows:

                                                                           Annual        Useful
                                                             Amount     amortization      life
==================================================================================================
                                                                (in thousands)
Current assets                                              $  4,455           n/a           n/a
Long-term assets                                                 895           n/a           n/a
Current liabilities                                           (8,021)          n/a           n/a
Identified intangible assets:
    Developed product technology                               1,120       $   224       5 years
    Core technology leveraged                                  5,570           928       6 years
    Sales channel relationships                                1,380           345       4 years
    Goodwill                                                   7,325           n/a           n/a
Acquired in-process research and development                   2,150           n/a           n/a
------------------------------------------------------------------------------------
      Total purchase price                                  $ 14,874       $ 1,497
====================================================================================

The allocation of the total purchase price of Cayman to its individual assets and assumed liabilities was supported by an independent third party-valuation analysis. In addition to the current assets and liabilities that were acquired, certain intangible assets were identified and a portion of the purchase price was allocated to acquired in-process research and development projects. These identified intangible assets are as follows:

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

      o Developed product technology, which represents the value of Cayman's proprietary know-how that is technologically feasible as of the acquisition date;

      o Core technology leveraged, which represents the value of Cayman's research and development projects in process that are leveraged off of Cayman's previously developed products and technology;

      o Sales channel relationships, which represents the value of Cayman's established relationships with its incumbent local exchange carrier
            (ILEC) and cable company customers to whom Netopia expects to continue to sell products; and

      o Goodwill, which represents the excess of the Cayman purchase price over the fair value of the underlying net identifiable assets, was attributed to the Company's Internet equipment reporting unit. In connection with the Company's annual impairment test as required by SFAS No. 142, the Company determined that this amount was fully impaired at August 31, 2002. As a result, the Company recorded a charge of $7.3 million to its Consolidated Statement of Operations in the fiscal year ended September 30, 2002 representing the full impairment of the goodwill acquired in connection with the Cayman acquisition.

The estimated useful lives of developed product technology, core technology leveraged and sales channel relationships are 5, 6 and 4 years, respectively. The Company is amortizing the value of these identified intangible assets on a straight-line basis over their estimated useful lives.

Cayman was developing new products that qualified as in-process research and development. In-process research and development is defined as acquired research and developments assets that are not currently technologically feasible. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the costs of internally developed products are expensed until the product has established technological feasibility. Technological feasibility is determined when a product reaches the "working model" stage, which is generally when the product has reached the beta version release. Beta products are operative versions of the products that perform all of the major functions planned for the product, and are ready for initial customer testing. The Company believed that each of the in-process research and development projects acquired were subject to significant further development before they would be available for release to our customers. Developing these products is time consuming, costly and complex and there is a risk that these developments will be late, fail to meet customer or market requirements and may not be competitive with other products using similar or alternative technologies that offer comparable functionality.

The value that was assigned to acquired in-process research and development, as part of the Company's independent third-party valuation, was determined by estimating the costs to develop the in-process research and development projects into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the in-process research and development projects were based upon estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Cayman and its competitors.

The rate utilized to discount the net cash flows to their present value was 28%, which the Company believes adequately reflects the nature of the investment and the risk of the underlying cash flows. This discount rate is a weighted average cost of capital based upon a peer group of companies.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations of the Company for the fiscal year ended September 30, 2001, giving effect to the Cayman acquisition and assuming that Cayman had been acquired as of the beginning of fiscal year ended September 30, 2001:

Fiscal years ended September 30,                                       2001
================================================================================
                                                                  (In thousands,
                                                                    except per
                                                                       share
                                                                      amounts)

Revenue - as reported                                                $ 77,318
  Add: Cayman revenue                                                  17,906
--------------------------------------------------------------------------------
    Revenue - pro forma                                              $ 95,224
================================================================================

Net loss - as reported                                               $(43,111)
  Add: Cayman net loss                                                (15,866)
  Add: amortization of intangible assets related to
  Cayman acquisition                                                    1,497
--------------------------------------------------------------------------------
    Net loss - pro forma                                             $(60,474)
================================================================================

Basic and diluted net loss per share - as reported                   $  (2.41)
================================================================================
Basic and diluted net loss per share - pro forma                     $  (3.38)
================================================================================

Shares used in the per share calculations - as reported                17,902
================================================================================
Shares used in the per share calculations - pro forma                  17,902
================================================================================

These pro forma results are not necessarily indicative of what would have occurred if the Cayman acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from the combined operations during the periods presented. As of October 1, 2001, Cayman's operations are included in our results of operations for the fiscal year ended September 30, 2002.

WebOrder. In March 2000, the Company acquired all the outstanding common and preferred stock of WebOrder, a California corporation, in a merger transaction in which WebOrder merged into WO Merger Corporation, a wholly owned subsidiary formed in connection with the transaction. WebOrder was a developer of eCommerce infrastructure for small and medium size businesses that offered eCommerce solutions to on-line businesses including the ability to manage order processing, and the ability to maintain records of customer transactions flowing through a merchant's on-line store.

The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $20.7 million, based on the consideration paid at closing. The final purchase price is dependent on potential earnout payments as discussed below. The aggregate purchase price included:

      o     $1.6 million in cash paid on the closing date of the transaction;

      o 233,119 shares of the Company's common stock issued on the closing date;

      o A series of potential earnout payments paid in cash and common stock after the closing date if certain revenue milestones are achieved. At September 30, 2002, no milestones had been achieved, and no additional consideration will be payable;

      o The substitution of stock options to purchase the Company's common stock in replacement of the WebOrder options held by WebOrder's former employees, who joined Netopia after the closing, valued at approximately $2.1 million. The Company used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 5 years, interest rate of 5.7%, and no dividends; and

      o Transaction costs of approximately $1.0 million that included legal fees, accounting fees, and fees for other related professional services.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

During the fiscal year ended September 30, 2001, the Company recorded a charge of $9.6 million for impairment of goodwill and other intangible assets related to its acquisition of WebOrder. This charge was based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to this acquisition. Given the uncertainties in the "dot com"-type market to which the Company marketed and licensed certain of its Web platforms products, including technology which the Company acquired from WebOrder, in addition to the slower than anticipated revenue growth in the market for such products, the Company determined the net carrying value of the goodwill and other intangible assets related to the WebOrder acquisition would not be fully recovered.

StarNet. In October 1999, the Company acquired StarNet, a California corporation, in a merger transaction in which StarNet merged into a wholly owned subsidiary. StarNet had been developing a voice channel technology architecture that allows the transmission of voice lines over a digital subscriber line along with the simultaneous transmission of standard data packets.

The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $27.5 million, based upon the consideration paid at closing. The final purchase price was dependent upon potential earnout payments that could aggregate to an additional $4.9 million. The aggregate consideration included:

      o     $8.4 million in cash paid on the closing date of the transaction;

      o 447,852 shares of the Company's common stock issued on the closing date;

      o A series of potential cash earnout payments aggregating up to approximately $5.9 million at various times after the closing date if certain technical and revenue milestones are achieved. These earnout opportunities will be included in the purchase price for accounting purposes when the milestones are achieved and additional consideration is distributable. At the acquisition date, we had deemed probable and recorded approximately $1.0 million in earnout payments. During the fiscal third quarter of 2000, the Company determined that the milestones for the $1.0 million potential earnout payment would not be met and accordingly, reduced the purchase price and amortization of goodwill relating to the purchase of StarNet by such amount. As of September 30, 2002, no earnouts have been achieved, and no additional consideration will be paid.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

      o The substitution of stock options to purchase the Company's common stock in replacement of the StarNet options held by StarNet's former employee, who joined Netopia after the closing, valued at approximately $1.4 million. The Company used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 4 years, interest rate of 4.9%; and no dividends; and

      o Transaction costs of approximately $0.8 million that included legal fees, accounting fees, fees paid for an independent fairness opinion, and fees for other services.

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

The excess purchase price over the net book value of the assets acquired was approximately $28.1 million of which, based upon the Company's estimates prepared in conjunction with a third party valuation consultant, the Company allocated approximately $22.4 million to goodwill and other intangible assets, which was being amortized over four and three years, respectively, and recorded a charge for acquired in-process research and development of $5.7 million. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows then are discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business were expected to occur during the fiscal fourth quarter of 2000. These cash flows were discounted using a weighted average discount rate of 20%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, the Company determined the products purchased in aggregate, including products under development and completed products, to be approximately 73% complete at the time of acquisition. The Company completed the in-process research and development in the fiscal third quarter of 2001.

During the fiscal year ended September 30, 2001, the Company recorded a charge of $6.1 million for impairment of goodwill and other intangible assets related to its acquisition of StarNet. This charge was based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to this acquisition. Given the slower than anticipated growth in the market for IAD products, the technology for which the Company acquired from StarNet, the Company determined the net carrying value of the goodwill and other intangible assets related to the StarNet acquisition would not be fully recovered.

The Company performed the annual impairment test as required by SFAS No. 142 on August 31, 2002 for the remaining goodwill acquired in connection with the StarNet acquisition, and determined that this goodwill was fully impaired. For this reason, the Company recorded a charge of $1.8 million to its Consolidated Statement of Operations in the fiscal year ended September 30, 2002 representing the full impairment of the remaining goodwill acquired in connection with the StarNet acquisition.

(3)   Intangible Assets

The Company's intangible assets at September 30, 2002 consist primarily of identifiable intangible assets acquired in connection with the Cayman acquisition, which the Company is amortizing on a straight-line basis over their estimated useful lives, and goodwill acquired in connection with the acquisitions of WebOrder and netOctopus which the Company is not amortizing.

On July 1, 2001, the Company adopted SFAS No. 141, Business Combinations, and on October 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level.

In accordance with SFAS No. 142, the Company completed the transitional impairment test of its goodwill during the three months ended March 31, 2002. That effort, and preliminary assessments of the Company's goodwill, indicated no adjustment was required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and
(ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company performed the annual impairment test required by SFAS No. 142 on August 31, 2002 for it's two reporting units. To complete the first step of the analysis, the Company discounted the cash flows generated by its Internet equipment and Web platforms reporting unit's 5 year plans and applied the Gordon Growth factor to determine the residual value. To complete the second step of the analysis, the Company used an independent third party valuation consultant to determine the value of the intangible assets of the Internet equipment reporting unit as compared to the excess of fair value over the net book value of the assets of the Internet equipment reporting unit. At August 31, 2002, the implied fair value of the Company's Internet equipment reporting unit was found to be less than its carrying amount and as a result, the Company recorded a charge to its Consolidated Statement of Operations in the fiscal year ended September 30, 2002 of $9.1 million, representing full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman and StarNet.

Detail of the Company's identifiable intangible assets, by reporting unit, as of September 30, 2002 is as follows:

                                                                            Identifiable
                                                                          intangible assets
                                   Acquisition         Balance at        acquired during the      Accumulated         Balance at
                                       date        September 30, 2001          period            amortization     September 30, 2002
====================================================================================================================================
                                                                                     (in thousands)
Internet equipment:
  Acquired technology              October 2001         $     --             $     6,690           $   1,152          $    5,538
  Sales channel relationships      October 2001               --                   1,380                 345               1,035
------------------------------------------------------------------------------------------------------------------------------------
    Subtotal                                                  --                   8,070               1,497               6,573

Web platforms:
  Marketing license                 July 1999                688                      --                 550                 138
------------------------------------------------------------------------------------------------------------------------------------
Total                                                   $    688             $     8,070           $   2,047          $    6,711
====================================================================================================================================

Estimated amortization expense for the next five years related to the Company's identifiable intangible assets as of September 30, 2002 is as follows:

Fiscal years ended September 30,         2003     2004     2005     2006    2007
================================================================================
                                                      (in thousands)
Internet equipment:
  Acquired technology                   $1,152   $1,152   $1,152   $1,152   $928
  Sales channel relationships              345      345      345       --     --
--------------------------------------------------------------------------------
    Subtotal                             1,497    1,497    1,497    1,152    928

Web platforms:
  Marketing license                        138       --       --       --     --
--------------------------------------------------------------------------------
Total                                   $1,635   $1,497   $1,497   $1,152   $928
================================================================================

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Detail of the Company's goodwill, by reporting unit, as of September 30, 2002 is as follows:

                                                                          Goodwill           Goodwill
                                                       Balance at      acquired during      impairment        Balance at
                              Acquisition date     September 30, 2001    the period           charges    September 30, 2002
===========================================================================================================================
                                                                                 (in thousands)
Internet equipment:
  Cayman                        October 2001             $   --            $ 7,325             $7,325            $ --
  StarNet Technologies          October 1999              1,821                 --              1,821              --
---------------------------------------------------------------------------------------------------------------------------
                                                         $1,821            $ 7,325             $9,146            $ --
---------------------------------------------------------------------------------------------------------------------------

Web platforms:
  WebOrder                        March 2000             $  572            $   (53)            $   --            $519
  netOctopus                    December 1998               365                100                 --             465
---------------------------------------------------------------------------------------------------------------------------
                                                         $  937            $    47             $   --            $984
---------------------------------------------------------------------------------------------------------------------------
Total goodwill                                           $2,758            $ 7,372             $9,146            $984
===========================================================================================================================

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred at the beginning of the fiscal year ended September 30, 2000:

Fiscal year ended September 30,                           2002            2001            2000
=================================================================================================
Net loss:
  As reported                                           $(34,267)       $(43,111)       $(15,137)
  Less: amortization of goodwill                              --           5,049           3,349
-------------------------------------------------------------------------------------------------
    Adjusted net loss                                   $(34,267)       $(38,062)         11,788
=================================================================================================

Basic and diluted net loss per share:
  As reported                                           $  (1.86)       $  (2.41)       $  (0.90)
  Less: amortization of goodwill                              --            0.28            0.20
-------------------------------------------------------------------------------------------------
    Adjusted basic and diluted net loss per share       $  (1.86)       $  (2.13)       $  (0.70)
=================================================================================================

(4)   Discontinued Operations

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

Cash                                                                      $2,000
Note receivable                                                              888
Royalties receivable                                                       1,782
Warrants                                                                     189
--------------------------------------------------------------------------------
                                                                          $4,859
================================================================================

The note receivable was for $1.0 million which was payable on July 31, 2000, bearing interest at 8% per annum. Farallon paid the note and accrued interest in its entirety on May 9, 2000.

The royalties receivable were based upon Farallon's total annual revenues over each of the next five fiscal years ending on July 31, 2003. If total annual revenues of at least $15.0 million were reached, the royalty rate applies to total revenues, including the first $15.0 million. The value of the royalties accrued at the close of the transaction was based upon the present value of the Company's assumptions as to the projected future revenue of the LAN Division. In accordance with the agreement, royalties accrued were not recorded to the extent that total consideration on the transaction exceeded the net asset value of the LAN Division assets being sold.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Additionally, the Company received and valued a warrant to purchase up to 5% of the equity of Farallon as of the closing of the transaction. Subsequently, the Company entered into an agreement with the buyer to reduce the warrant entitlement to 3% of the equity of Farallon.

During fiscal year 2000, Farallon bought out its royalty obligation in its entirety for an amount in excess of the receivable on the Company's balance sheet. In addition, the Company exercised its warrant in Farallon and sold the shares received upon exercise of the warrant. These transactions resulted in income of $1.3 million, net of taxes, and are included in the gain on sale from discontinued operations for fiscal year 2000. The gain on sale from discontinued operations also represented the reversal of a liability recorded for the excess space created at the Company's Alameda, California headquarters that the Company believed could not be subleased to third parties at the time of sale. During fiscal year 2000, the Company found alternative uses for this excess space.

For fiscal year 2001, the gain on sale of discontinued operation was primarily related to accounts receivable that were collected above amounts agreed upon in the sale transaction.

(5)   Inventories

Inventories, net consisted of the following:

September 30,                                           2002               2001
================================================================================
                                                             (in thousands)

Raw materials                                          $3,646             $3,530
Work in process                                            85                927
Finished goods                                          2,528              2,699
--------------------------------------------------------------------------------
                                                       $6,259             $7,156
================================================================================

(6)   Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consisted of the following:

September 30,                                           2002             2001
================================================================================
                                                            (in thousands)

Machinery and equipment                               $  3,655         $  4,506
Furniture and fixtures                                   2,804            2,455
Computers                                                8,733            8,164
Leasehold improvements                                     407              382
--------------------------------------------------------------------------------
                                                        15,599           15,507
Accumulated depreciation and amortization              (10,092)          (9,737)
--------------------------------------------------------------------------------
                                                      $  5,507         $  5,770
================================================================================

(7)   Income Taxes

Total income tax expense (benefit) for fiscal years ended September 30, 2002, 2001, and 2000 is allocated as follows:

September 30,                                   2002         2001          2000
================================================================================
                                                       (in thousands)

Continuing operations                          $  --        $  --         $  --
Discontinued operations                           --           --          (397)
--------------------------------------------------------------------------------
                                               $  --        $  --         $(397)
================================================================================

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as a result of the following:

September 30,                                      2002        2001       2000
================================================================================
                                                         (in thousands)

Computed "expected" tax (benefit) of 34%        $(11,651)   $(14,182)   $(5,990)
Net operating loss not benefited                  10,601       9,405      1,853
Research credits                                      --          --         --
Investment impairment                              1,001          --         --
Amortization of goodwill                              18       4,777      4,073
State tax and other, net                              31          --         64
--------------------------------------------------------------------------------
                                                 $    --     $    --     $   --
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

September 30,                                           2002        2001        2000
======================================================================================
                                                               (in thousands)
Deferred tax assets:
     Reserves and accruals not currently deductible   $  1,740    $  1,163    $  3,096
     Deferred rent                                          10          --          49
     Research and other credits                          2,822       3,712       2,950
     Tangible and intangible assets                      6,431         616          --
     Net operating losses                               24,594      18,254      11,689
--------------------------------------------------------------------------------------
         Gross deferred assets                          35,597      23,745      17,784
     Less valuation allowance                          (35,597)    (23,745)    (13,710)
--------------------------------------------------------------------------------------
         Total deferred tax assets                          --          --       4,074
--------------------------------------------------------------------------------------
Deferred tax liabilities:
     Tangible and intangible assets                         --          --      (4,074)
--------------------------------------------------------------------------------------
Total deferred tax liabilities                              --          --      (4,074)
--------------------------------------------------------------------------------------

Net deferred tax assets (liabilities)                 $     --    $     --    $     --
======================================================================================

The net change in the total valuation allowance for fiscal years 2002 and 2001 was an increase of $11.9 million and $10.0 million, respectively.

At September 30, 2002 and 2001, the Company believed that based upon available objective evidence, there was sufficient uncertainty regarding the realizability of its deferred tax assets to warrant a full valuation allowance. The factors considered included the relative shorter life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates.

At September 30, 2002, the Company had net operating loss carryforwards of approximately $63.7 million for federal tax purposes and $33.1 million for state tax purposes. If not utilized, the federal net operating loss carryforwards will expire in various years beginning in 2018 through 2022 and the state net operating loss carryforwards will expire in various years beginning 2002 through 2013.

At September 30, 2002, the Company had research credit carryforwards of approximately $3.2 million for federal tax purposes and $1.6 million for state tax purposes. If not earlier utilized, the federal research credit carryforwards will expire in various years beginning 2006 through 2022. The state research credits carry forward indefinitely until utilized. The Company has California manufacturing credit carryforwards of approximately $0.1 million, which expire in various years beginning 2006 through 2008.

At September 30, 2002, the Company also had minimum tax credit carryforwards of approximately $114,000 for federal tax purposes and $169,000 for state tax purposes. These credits carryforward indefinitely until utilized.

Federal and California state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" for tax purposes, as defined in section 382 of the Internal

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Revenue Code. The Company has not yet determined if an ownership change has occurred. If such ownership change has occurred, utilization of the net operating losses will be subject to annual limitations in future years.

(8)   Stockholders' Equity and Stock Option Plans

In April 1996, the Company was reincorporated in the State of Delaware. The Company's authorized capital consists of 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. There was no preferred stock issued or outstanding at September 30, 2002.

Common Stock. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The common stock has no preemptive or conversion rights or other subscription rights.

Common Stock Warrant. A warrant to purchase 5,000 shares of common stock was issued in fiscal year 2001 for consulting services provided. The exercise price of the warrant is $5.625, the fair market value of the Company's common stock on the date of grant. The Company recognized an expense of $16,000 for the estimated fair value of the warrant on the date of grant, as determined by the Black-Scholes option valuation model. The warrant will expire on January 11, 2003 unless exercised on or prior to that date.

Stock Option Plans. On April 16, 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) providing for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Incentive stock options may be granted at not less than 100% of the fair market value per share and non-statutory stock options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or the Compensation Committee, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the options must be not less than 110% of the fair market value.

Included in the 1996 Plan is a provision for the automatic grant of non-statutory options to non-employee Board of Director members of 25,000 shares on the effective date of the Company's initial public offering at the initial offering price. These options were granted to two non-employee Board of Director members, of which one currently remains on the Company's Board of Directors. Thereafter, each new director will be granted an option to purchase 25,000 shares of Common Stock on the date he or she becomes a Board member of the Company at the then current fair market value. Initial options issued to Board members after January 13, 2000 are exercisable in four successive and equal annual installments over the non-employee Board member's period of continued service as a Board member, beginning one year from the grant date of the option. In addition, each non-employee Board member who is serving on the date of the Annual Stockholders Meeting is granted on the date of the meeting a non-statutory option to purchase 6,000 shares of common stock. The annual options become exercisable in full upon completion of one year's Board service measured from the option grant date. Options issued under the 1996 Plan normally vest over four years commencing on the date of the grant, although other vesting schedules may be approved by the Compensation Committee of the Board of Directors in their discretion.

On October 18, 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000
Plan) providing for issuance of non-statutory options and restricted stock to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. Options and restricted stock awards granted under the 2000 Plan are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The 2000 Plan is not a stockholder approved stock option plan and is intended to comply with the exception for broadly based option plans in which a majority of the participants are rank and file employees not officers or directors, and a majority of the grants are made to such employees. Only nonqualified stock options that do not qualify as incentive stock options within the meaning of
Section 422(b) of the Code may be granted under this Plan. The Board of Directors or the Compensation Committee will

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

determine the exercise price of an option when the option is granted and may be not less than the par value of the shares on the date of grant. A restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions. The purchase price of shares sold pursuant to a restricted stock award will be determined by the compensation committee on the date the restricted stock award is granted and may be not less than the par value of the shares on the date of grant. Restricted stock awards shall be subject to such restrictions as the Board of Directors or the Compensation Committee may impose. As of September 30, 2002, there were no restricted stock awards granted under the 2000 Plan.

On December 13, 2001, subject to approval by the Company's stockholders, the Company adopted the 2002 Equity Incentive Plan (the 2002 Plan) providing for the issuance of incentive or non-statutory options, stock awards and other equity awards to directors, employees, and non-employee consultants. The Company's stockholders approved the 2002 Plan at the Annual Stockholder Meeting on January 30, 2002. The 2002 Plan is a successor to the 1996 Plan. Options and other awards are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Incentive stock options may be granted at not less than 100% of the fair market value per share and non-statutory stock options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or the Compensation Committee.

The initial number of shares of common stock of the Company, which may be issued under the 2002 Plan, is 750,000 shares. The number of shares of common stock available for issuance under the 2002 Plan will automatically increase on the first trading day of each calendar year beginning 2003 by an amount equal to four and three-quarter percent (4.75%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, provided, however, that no such automatic annual increase may exceed 1,000,000 shares.

Included in the 2002 Plan is a provision for the automatic grant of non-statutory options to non-employee Board of Director members of 25,000 shares on the on the date he or she becomes a Board member of the Company at the then current fair market value. Initial options issued to Board members are exercisable in four successive and equal annual installments over the non-employee Board member's period of continued service as a Board member, beginning one year from the grant date of the option. In addition, each non-employee Board member who is serving on the date of the Annual Stockholders Meeting is granted on the date of the meeting a non-statutory option to purchase 6,000 shares of common stock. The annual options become exercisable in full upon completion of one year's Board service measured from the option grant date. The automatic grant provisions of the 2002 Plan take effect only at such time as there are not sufficient shares available under the existing automatic grant program in the 1996 Plan.

As of September 30, 2002, the Company had 7,199,088 shares subject to outstanding options and 274,537 shares available for grant.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

The following table summarizes activity under the Company's stock option plans:

                                                                   Weighted
                                                Shares under        average
Stock options                                      options      exercise price
================================================================================

Outstanding as of September 30, 1999              4,040,520         $ 7.26
Options granted                                   1,564,823          41.13
Options exercised                                (1,203,369)          4.81
Options cancelled                                  (382,494)         20.34
--------------------------------------------------------------------------------
Outstanding as of September 30, 2000              4,019,480          19.94
Options granted                                   3,529,000           5.93
Options exercised                                  (239,042)          3.22
Options cancelled                                (4,041,310)         20.02
--------------------------------------------------------------------------------
Outstanding as of September 30, 2001              3,268,128           5.92
Options granted                                   4,729,830           3.70
Options exercised                                   (99,231)          3.19
Options cancelled                                  (699,639)          7.49
--------------------------------------------------------------------------------
Outstanding as of September 30, 2002              7,199,088         $ 4.35
================================================================================

Exercisable                                       3,436,653         $ 5.30
================================================================================

The fair market value, based upon the Black-Scholes option valuation model, of the options granted during fiscal years 2002, 2001 and 2000 were $2.75, $4.40 and $31.22, respectively,

The following table summarizes information about the Company's stock options outstanding at September 30, 2002:

                                        Options outstanding                  Options exercisable
                            -----------------------------------------     --------------------------
                              Number of       Weighted-                      Number
                             outstanding       average      Weighted-     exercisable      Weighted-
                            shares as of     remaining      average          as of         average
                            September 30,    contractual    exercise      September 30,    exercise
Range of exercise prices        2002        life (years)      price           2002           price
====================================================================================================
    $0.6105 - $1.2000           799,400          9.59       $ 1.1962          22,400       $ 0.9258
     1.6000 -  3.3300           844,712          8.89         2.8000         272,344         2.8834
     3.5500 -  3.6000           552,638          9.00         3.5952          63,402         3.5864
     3.6100 -  3.7000           834,963          9.37         3.6995         104,413         3.6987
     3.8438 -  4.0000           567,061          8.87         3.9904         136,359         3.9786
     4.2400 -  4.2500           882,487          8.19         4.2497         681,241         4.2500
     4.3700 -  5.5313           598,098          5.88         4.9576         518,819         4.9514
     5.5500 -  5.5500         1,241,880          9.25         5.5500         829,695         5.5500
     5.6250 -  48.000           877,849          5.58         8.0438         807,980         7.6323
----------------------------------------------------------------------------------------------------
                              7,199,088          8.35       $ 4.3518       3,436,653       $ 5.2961
====================================================================================================

1996 Employee Stock Purchase Plan. In April 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the Purchase Plan) and reserved 300,000 shares of common stock for issuance under the Purchase Plan. To date an additional 1,950,000 shares have been approved for issuance under the Purchase Plan. Employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period.

Shares issued under the Purchase Plan totaled 429,180 in fiscal year 2002; 250,155 in fiscal year 2001; and 130,306 in fiscal year 2000. As of September 30, 2002, 1,340,755 shares have been issued under the Purchase Plan and 909,245 shares were reserved for future issuances under the plan.

Option Exchange Offer. In April 2001, the Company's Board of Directors approved an offer by the Company to its employees who regularly work more than 30 hours per week, and to its directors, an offer to exchange (the Offer to Exchange) all options to purchase shares of the Company's common stock that are outstanding under

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

the 1996 Plan with an exercise price above $10.00 per share, for new options to purchase shares of common stock to be granted by the Company under the Plan. The key features of the new options are as follows:

      o The number of shares subject to the new option will equal the number of shares subject to cancelled options, subject to adjustments for any stock splits, stock dividends and similar events.

      o The exercise price of the new option will equal the closing sale price of the Company's common stock as reported on the Nasdaq National Market on the replacement grant date which shall be no sooner than six months and one day from the date of the exchange.

      o The new option will vest and become exercisable on the same dates with respect to the same number of shares as the cancelled options.

      o The new option will be an incentive stock option to the extent possible under applicable tax laws.

      o The new option will have other terms and conditions that are substantially the same as those of the cancelled option.

Pursuant to the Offer to Exchange, on June 4, 2001 the Company accepted for exchange, options to purchase an aggregate of 1,509,911 shares of the Company's common stock, representing approximately 86.5% of the shares subject to options that were eligible to be exchanged under the Offer to Exchange. On December 31, 2001, pursuant to the Offer to Exchange, the Compensation Committee of the Board of Directors approved the grant of 912,066 new options. The exercise price of the new options was $5.55 per share, which was the closing sale price of the Company's common stock as reported by the Nasdaq National Market.

Pro Forma Disclosure -- Compensatory Stock Arrangements. Stock options are granted at not less than the fair market value of the common stock on the date of grant. All options expire no later than 10 years from the date of grant. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, which was issued in October 1995. As permitted by the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the fair value of shares purchased under the plan as prescribed by SFAS No. 123, net loss and per share results would have been the pro forma amounts indicated in the table below:

Fiscal years ended September 30,                                      2002          2001          2000
==========================================================================================================
                                                                  (in thousands, except per share amounts)
Net loss -- as reported                                            $ (34,267)    $ (43,111)    $ (15,137)
Add: Compensation cost as prescribed by SFAS No. 123                   7,693        11,202        13,755
----------------------------------------------------------------------------------------------------------
      Net loss -- pro forma                                        $ (41,960)    $ (54,313)    $ (28,892)
==========================================================================================================

Basic and diluted net loss per share -- as reported                $   (1.86)    $   (2.41)    $   (0.90)
==========================================================================================================
Basic and diluted net loss per share -- pro forma                  $   (2.27)    $   (3.03)    $   (1.72)
==========================================================================================================

Shares used in the per share calculations -- as reported               18,455        17,902        16,830
==========================================================================================================
Shares used in the per share calculations -- pro forma                 18,455        17,902        16,830
==========================================================================================================

The effect on net loss and net loss per share is not expected to be indicative of the effects on results in future years.

The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net loss for the future years as pro forma net loss reflects compensation costs only for stock options granted beginning in fiscal year 1997. The Black-Scholes Single Option weighted average fair value of employee stock options granted during fiscal years 2002, 2001 and 2000 was $2.75, $4.40 and $31.22, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable while the Company's employee stock options have

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The fair value of each option grant and share purchased under the Purchase Plan are estimated on the date of grant or share purchase using the Black-Scholes option-pricing model with the following assumptions:

Years ended September 30,                         2002        2001        2000
================================================================================

Expected volatility                              110.3%      108.0%      103.5%
Risk-free interest rate                           2.63%       4.12%       5.77%
Expected dividend yield                             --          --          --

The expected lives of options under the Employee Stock Option and Employee Stock Purchase Plans are estimated at four years and six months, respectively, for all years presented.

(9)   Commitments and Contingencies

Leases. The Company conducts its operations in leased facilities and with equipment under operating lease agreements expiring at various dates through 2005. The following is a schedule of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

Fiscal years ended September 30,            2003      2004      2005      Total
================================================================================

Facility and operating lease commitments   $ 1,535   $  926    $  362    $ 2,823

Total rental expense for all operating leases amounted to $2.0 million, $1.9 million and $1.7 million for fiscal years 2002, 2001 and 2000, respectively.

Subsequent to September 30, 2002, the Company entered into a lease for new headquarters facilities located in Emeryville, California. The future minimum rental payments related to this new lease are not included in the table above. The following is a schedule of the future minimum rental payments required under this new lease agreement (in thousands):

Fiscal years ended September 30,             2003     2004      2005      2006     2007      2008     Total
============================================================================================================
Facility and operating lease commitments    $ 101    $ 624     $ 642     $ 663    $ 682     $ 526    $ 3,238

Litigation. The Company is involved in various legal matters that have arisen in the normal course of business. Management believes, after consultation with counsel, any liability that may result from the disposition of such legal matters will not have a material adverse effect on the Company's operating results and financial condition.

Plan for Savings and Investments. The Company maintains a plan for savings and investments under which eligible employees may contribute up to 15% of their annual compensation. In addition, the Company may make discretionary retirement contributions to the plan. No discretionary retirement contributions were made in any period presented.

(10)  Segment, Geographic and Significant Customer Information

Segment Information. The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during fiscal year 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Netopia's Chief Executive Officer (CEO) is considered the Company's CODM. For purposes of making operating decisions and assessing financial performance, the Company's CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

revenues by geographic region and by customer. Operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

                                September 30, 2002                 September 30, 2001                     September 30, 2000
                         -------------------------------    ----------------------------------     ---------------------------------
                         Internet       Web                  Internet       Web                     Internet      Web
                         equipment   platform     Total     equipment    platform        Total     equipment   platform     Total
====================================================================================================================================
                                                                      (in thousands)
Revenue                   $45,551     $18,513   $ 64,064     $58,861      $18,457      $ 77,318     $65,546     $24,660   $ 90,206
Cost of revenues           32,323         639     32,962      39,165          795        39,960      46,582         697     47,279
------------------------------------------------------------------------------------------------------------------------------------
   Gross profit            13,228      17,874     31,102      19,696       17,662        37,358      18,946      23,963     42,927
   Gross margin               29%         97%        49%         33%          96%           48%         29%         97%        48%
Unallocated operating
  expenses                                        62,746                                 80,580                             64,124
------------------------------------------------------------------------------------------------------------------------------------
   Operating loss                               $(31,644)                              $(43,222)                          $(21,197)
====================================================================================================================================

Geographic Information. The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in four regions: United States, Europe, Canada, and Asia Pacific and other. Revenues outside of the United States are primarily export sales denominated in United States dollars. The Company does not have material operating assets outside of the United States. Disaggregated financial information regarding the Company's revenues by geographic region for the fiscal years 2002, 2001 and 2000 is as follows:

Fiscal year ended September 30,          2002             2001             2000
====================================================================================
                                                   ($ in thousands)
Europe                              $10,544    16%   $ 9,378    12%   $13,558    15%
Canada                                1,046     2%     1,168     2%     1,689     2%
Asia Pacific and other                1,602     3%     1,030     1%     1,215     1%
------------------------------------------------------------------------------------
   Subtotal international revenue    13,192    21%    11,576    15%    16,462    18%
United States                        50,872    79%    65,742    85%    73,744    82%
------------------------------------------------------------------------------------
     Total revenues                 $64,064   100%   $77,318   100%   $90,206   100%
====================================================================================

The Company has no material operating assets outside the United States.

Customer Information. Historically, the Company has sold its products to competitive local exchange carriers (CLECs), distributors, ILECs, Internet service providers (ISPs) and directly to end-users. Disaggregated financial information regarding the Company's customers who accounted for 10% or more of the Company's revenue for the fiscal years 2002, 2001 and 2000 is as follows:

Fiscal year ended September 30,                        2002            2001            2000
===============================================================================================
                                                                ($ in thousands)
Covad Communications Company (Covad) (a)           $8,481   13%   $12,565   16%   $14,812   16%
Ingram Micro Inc. (Ingram Micro)                    7,970   12%     8,380   11%     6,162    7%
Rhythms NetConnections, Inc. (Rhythms) (b)             --   --      8,204   11%     5,181    6%
NorthPoint Communications, Inc. (NorthPoint) (c)       --   --      2,415    3%    10,608   12%

----------
(a) Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital-restructuring plan. Covad emerged from bankruptcy in December 2001and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003.
(b) Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to Worldcom Group in December 2001.
(c)   NorthPoint ceased operations during March 2001.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

No other customers during the fiscal years ended September 30, 2002, 2001 and 2000 accounted for 10% or more of the Company's total revenues. For fiscal year 2002, there were four customers who each individually represented at least 5% of the Company's revenues and in the aggregate, accounted for 36% of the Company's total revenues. For fiscal year 2001, there were three customers who each individually represented at least 5% of the Company's revenues and in the aggregate, accounted for 38% of the Company's total revenues. For fiscal year 2000, there were five customers who each individually represented at least 5% of the Company's total revenues and in aggregate, accounted for 46% of the Company's total revenues.

The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

Fiscal year ended September 30,         2002               2001               2000
=======================================================================================
                                                     ($ in thousands)
Covad                              $1,144     11%     $1,649     17%     $1,054      7%
Ingram Micro                        1,480     15%      1,881     20%      1,688     11%
Rhythms (a)                            --     --%         --     --%        912      6%
NorthPoint (b)                         --     --%         --     --%      1,680     11%

----------
(a) Beginning June 2001, Rhythms prepaid for all purchases of the Company's broadband Internet equipment products, and consequently accounted for no additional amounts of accounts receivable.

(b) NorthPoint ceased operations during March 2001. During the three months ended December 31, 2000, the Company fully reserved approximately $1.7 million related to NorthPoint's outstanding accounts receivable balance. Beginning January 2001, NorthPoint prepaid for all purchases of the Company's broadband Internet equipment products, and consequently accounted for no additional amounts of accounts receivable other than the amount previously fully reserved. During fiscal 2002, in a private transaction whereby the Company sold its claim in the NorthPoint bankruptcy proceedings, the Company recovered approximately $0.2 million of the $1.7 million receivable for which the Company had recorded a provision for doubtful accounts in fiscal 2001.

(11)  Long-Term Investments

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath Networks Inc. (MegaPath). MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal years 2002 and 2001, MegaPath purchased $0.9 million and $0.1 million, respectively, of the Company's products. At September 30, 2002, MegaPath's accounts receivable with the Company was $0.2 million. In fiscal year 2002, the Company recorded a $1.4 million unrealized loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the valuation of MegaPath based upon its most recent round of financing. During fiscal year 2002, the Company purchased $0.4 million of Series E Preferred stock in MegaPath and currently owns approximately 4.0% of MegaPath. Although there is no public market for MegaPath's stock, the Company believes that the market value of its investment in Series D and Series E Preferred shares is not less than the Company's $1.0 million carrying value at September 30, 2002.

In fiscal year 2000, the Company purchased $2.0 million of Series C Preferred Stock in Everdream Corporation (Everdream). Everdream provides outsourced information technology (IT) expertise, products and services that enable small and medium size businesses to focus on their core competencies. During fiscal year 2000, the Company entered into an agreement with Everdream to host a co-branded version of the Company's eStore platform for Everdream's customers. During fiscal years 2001 and 2000, Everdream purchased $5,000 and $0.1 million, respectively, of the Company's products. Everdream did not purchase any of the Company's products during fiscal year 2002 and did not account for any accounts receivable at September 30, 2002. In fiscal year 2002, the Company recorded a $1.5 million unrealized loss on impaired securities related to its investment in Everdream. This impairment was recorded in connection with the valuation of Everdream based upon its most recent round of financing. The Company currently owns approximately 2.5% of Everdream. Although there is no public market for Everdream's stock, the Company believes that the market value of these shares is not less than the Company's $0.5 million carrying value at September 30, 2002.

In April 1999, the Company purchased $1.0 million of Series D-1 Preferred Stock of NorthPoint. Upon the initial public offering of the common stock of NorthPoint in May 1999, the Company's Series D-1 Preferred

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Stock converted into 55,555 shares of Class B common stock. During fiscal year 2001, the Company recorded an unrealized loss on impaired securities to reflect the entire loss of the investment in NorthPoint.

(12)  Restructuring Costs

During fiscal year 2002, the Company recorded a restructuring charge of $0.5 million in connection with a reduction in the Company's workforce of approximately 24 people whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. The charge consisted primarily of employee severance benefits. Details of the restructuring charge is as follows (in thousands):

         Total charge                                   $   482
         Less:
              Amounts paid                                  301
              Non-cash charges                               58
         ------------------------------------------------------
         Balance at September 30, 2002                  $   123
         ======================================================

During fiscal year 2001, the Company recorded a restructuring charge in connection with a reduction in the Company's workforce of approximately 27 people and costs to exit certain business activities. The charge consisted of employee severance benefits, costs related to exiting certain Internet portal business activities and future lease costs associated with facilities to be abandoned. Details of the restructuring charge is as follows:

                                    Employee    Internet
                                    severance  portal exit  Facility
                                    benefits      costs       costs        Total
================================================================================
                                                   (in thousands)

Total charge                           $475        $510        $88        $1,073
Less:
      Amounts paid                      320          97         47           464
      Non-cash charges                   63         413         --           476
--------------------------------------------------------------------------------

Balance at September 30, 2001            92          --         41           133
Less:
      Amounts paid                       20          --         --            20
--------------------------------------------------------------------------------
Balance at September 30, 2002          $ 72        $ --        $41        $  113
================================================================================

(13)  Integration Costs

During fiscal year 2002, the Company recorded a charge of $0.3 million for integration costs incurred in connection with the Cayman acquisition for integrating Cayman's customers, systems and operations. Details of the charge for integration costs is as follows:

                                            Customer
                                           integration      Systems
                                         communications   integration      Total
================================================================================
                                                         (in thousands)

Total charge                                   $269           $40           $309
   Less amounts paid                            269            17            286
--------------------------------------------------------------------------------
Balance at September 30, 2002                  $ --           $23           $ 23
================================================================================

(14)  Terminated Merger Costs

During fiscal year 2001, the Company recorded a non-recurring charge of $2.6 million for costs incurred in connection with the terminated merger between the Company and Proxim. The non-recurring charge consisted of fees for accounting and legal advisory services, initiation of joint marketing and research

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

and development expenses in anticipation of the merger that we had undertaken at the direction of Proxim, certain shared merger costs, and other related expenses. Details of the charge is as follows:

                                   Accounting                    Joint
                                   and legal      Joint      research and      Shared
                                    advisory    marketing     development      merger
                                    services   commitments       costs          costs       Other        Total
===============================================================================================================
                                                                    (in thousands)
Total charge                         $1,257        $572           $429           $150        $232        $2,640
Less:
     Amounts paid                     1,257         560            429            117         216         2,579
     Non-cash charges                    --          --             --             --          16            16
---------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001            --          12             --             33          --            45
Less:
     Amounts paid                        --          --             --             --          --            --
     Non-cash charges                    --          --             --             --          --            --
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002        $   --        $ 12           $ --           $ 33        $ --        $   45
===============================================================================================================

(15)  Credit Facility

In June 2002, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the "Credit Facility"). Pursuant to the Credit Facility, the Company may borrow up to $15.0 million from time to time from Silicon Valley Bank. The term of the Credit Facility is two years. The Company must maintain an adjusted quick ratio, as defined as the ratio of (i) the Company's unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley Bank's Investment Product Services Division ("ISP Division") to (ii) the Company's current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than
1.25 to 1 from June 2002 through December 31, 2002 and 1.5 to 1 from January 1, 2003 to the end of the term.

For the first year of the Credit Facility, the Company must maintain a tangible net worth of not less than $32.0 million; the minimum tangible net worth covenant will be reset for the second year of the Credit Facility. On December 9, 2002, Silicon Valley Bank waived the Company's default of the tangible net worth covenant for the first year as set forth in the Credit Facility agreement. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility agreement.

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its "prime rate") plus 0.75% per annum. At September 30, 2002, the interest rate was 5.5%. The credit limit is determined based on a formula related to the amount of accounts receivable and inventory at any particular time. The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

As of September 30, 2002, the Company had outstanding borrowings, collateralized by the Company's accounts receivable and inventory, of $4.4 million. This borrowing was recorded as a long-term liability on the Company's September 30, 2002 consolidated balance sheet based upon the contractual repayment terms that exceed one year from the balance sheet date. As of September 30, 2002, $0.8 million was available under the Credit Facility. As of November 30, 2002, the Company had repaid the borrowings outstanding as of September 30, 2002.

                         Netopia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(16)  Other Income (Loss), Net

Other income (loss), net consists of interest income the Company earns on its cash, cash equivalents and short-term investments, interest expense related to the Company's borrowing under its credit facility, realized and unrealized gains and losses on foreign currency transactions as well as losses on impaired securities that the Company deems other than temporary. The following table sets forth for the periods indicated, detail of the Company's other income (loss), net:

Fiscal years ended September 30,              2002          2001          2000
================================================================================

Interest income                             $   468       $ 2,619       $ 3,628
Interest expense                                (25)           --            --
Loss on impaired securities                  (2,943)       (1,000)           --
Other income (expense)                         (123)         (109)          (49)
-------------------------------------------------------------------------------
   Total                                    $(2,623)      $ 1,510       $ 3,579
================================================================================

Schedule - Valuation and Qualifying Accounts

                                                              Charged                      Balance
                                            Balance at      (credited)                      at end
                                           beginning of    to costs and                       of
               Description                    period         expenses       Deductions      period
==================================================================================================
                                                                  (in thousands)
Allowance for doubtful accounts:
  Fiscal year ended September 30, 2002        $  513          $  637          $1,057        $   93
  Fiscal year ended September 30, 2001         2,817           3,052           5,356           513
  Fiscal year ended September 30, 2000           579           2,832             594         2,817

Allowance for returns and rebates:
  Fiscal year ended September 30, 2002        $  128          $  349          $    3        $  474
  Fiscal year ended September 30, 2001           441              --             313           128
  Fiscal year ended September 30, 2000           217             336             112           441

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K regarding our directors is incorporated by reference to the information contained in the section captioned "Proposal No. 1 - Election of Directors" in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2002. The information required by
Item 10 of Form 10-K regarding our executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

As of a date within ninety (90) days of the date of this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive

Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of a date within ninety (90) days of the date of this report, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. The design of any system of controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) See Item 8 for an index to the consolidated financial statements and supplementary financial information.

(b) We did not file any Forms 8-K during the three months ended September 30, 2002.

(c) Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference. You may obtain copies of such exhibits directly from us upon request.

      Exhibit
      Number     Description
      ------     -----------
      3.1(a)     Restated and Amended Certificate of Incorporation
      3.2(a)     Restated and Amended Bylaws of the Registrant
      3.3(b)     Certificate of Ownership and Merger (Corporate Name
                 Change)
      4.1        Reference is made to Exhibits 3.1, 3.2 and 3.3
      4.2(a)     Amended and Restated Investor Rights Agreement, dated
                 March 27, 1992, among the Registrant and the Investors and
                 Founders named therein, as amended
      10.1(a)    Form of Indemnification Agreement entered into between the
                 Registrant and it Directors and Officers
      10.2(a)    1996 Stock Option Plan and forms of agreements thereunder
      10.3(a)    Employee Stock Purchase Plan
      10.4(b)    Office Lease Agreement between the Company and WHLW Real
                 Estate Limited Partnership, dated May 1, 1997
      10.5(b)    Real Property Lease Extension Agreement between the
                 Company and Bobwhite Meadow, L.P., dated March 1,1996
      10.6(c)    Agreement of Purchase and Sale of Assets, dated August 5,
                 1998, by and between Netopia, Inc., a Delaware corporation, and Farallon Networking Corporation, a Delaware corporation
      10.7(d)    Serus Asset Purchase Agreement by and among Netopia, Inc.,
                 Serus LLC, Serus Acquisition Corporation and the Members of Serus LLC dated as of December 16, 1998 (including exhibits thereto)
      10.8(e)    Agreement and Plan of Reorganization dated September 28,
                 1999 by and between Netopia, Inc., a Delaware corporation, SN Merger Corporation, a Delaware corporation that is a wholly-owned subsidiary of Netopia, and StarNet
                 Technologies, Inc., a California corporation
      10.9(f)    Agreement and Plan of Reorganization, dated February 22,
                 2000 by and among Netopia, Inc., a Delaware corporation, WO Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Netopia (Sub) and WebOrder, a California corporation

      10.10(g) 2000 Stock Incentive Plan and forms of agreements thereunder
      10.11(h) Agreement and Plan of Merger and Reorganization among Netopia, Inc., Amazon Merger Corporation, Cayman Systems, Inc., Certain Holders of Convertible Subordinated Promissory Notes and Richard Burnes, as Security Holders' Representative, dated as of September 19, 2001
      10.12(i) Netopia, Inc. 2002 Equity Incentive Plan; as adopted by the Netopia Board of Directors on December 13, 2001 and approved by the Netopia shareholders on January 30, 2002
      10.13(j) Silicon Valley Bank Loan and Security Agreement entered into on June 27, 2002 10.14 Office Lease Agreement dated December 9, 2002 between the Company and Christie Avenue Partner - JS
      11.1 Reference is made to Note 1 of Notes to Consolidated Financial Statements
      21.1(k,l)  Subsidiaries of the Registrant
      23.1       Consent of KPMG LLP, Independent Auditors
      24.1       Power of Attorney (see Signature page)
      99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      ----------
      (a) Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868).
      (b) Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 1997.
      (c) Incorporated by reference to our Form 8-K as filed on August 20, 1998.
      (d) Incorporated by reference to our form 10-K for the fiscal year ended September 30, 1998.
      (e) Incorporated by reference to our Form 8-K as filed on October 28, 1999.
      (f) Incorporated by reference to our Form 8-K as filed on April 7, 2000.
      (g) Incorporated by reference to our Form S-8 as filed on December 8, 2000.
      (h) Incorporated by reference to our Form 8-K as filed on October 17, 2001.
      (i)        Incorporated by reference to our Form 10-Q as filed on May
                 15, 2002.
      (j) Incorporated by reference to our Form 10-Q as filed on August 14, 2002.
      (k) Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868) for our Subsidiary in France.
      (l)        Updated for our new subsidiaries in the United States.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, in the City of Alameda, State of California on this 20th day of December 2002.


                             By:      /s/ Alan B. Lefkof
                                      ------------------------------------------
                                      Alan B. Lefkof
                                      President and Chief Executive Officer


                             By:      /s/ William D. Baker
                                      ------------------------------------------
                                      William D. Baker
                                      Senior Vice President, Finance and
                                      Operations, and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

Dated: December 20, 2002

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report.

             Signature                                      Title                                       Date
==================================================================================================================
/s/ David F. Marquardt                    Director                                               December 20, 2002
-------------------------------------
David F. Marquardt


/s/ Robert Lee                            Director                                               December 20, 2002
-------------------------------------
Robert Lee


/s/ Harold S. Wills                       Director                                               December 20, 2002
-------------------------------------
Harold S. Wills

                                  CERTIFICATION


I, Alan B. Lefkof, certify that:

1.    I have reviewed this annual report on Form 10-K of Netopia, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 20, 2002


                              By:      /s/ Alan B. Lefkof
                                       -----------------------------------------
                                       Alan B. Lefkof
                                       President and Chief Executive Officer

                                  CERTIFICATION


I, William D. Baker, certify that:

1.    I have reviewed this annual report on Form 10-K of Netopia, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 20, 2002


                              By:      /s/ William D. Baker
                                       -----------------------------------------
                                       William D. Baker
                                       Senior Vice President, Finance and
                                       Operations, and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)