Form 10-Q
period 2002-12-31
NETOPIA INC
filed 2003-02-14
CIK 1012482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-28450

Netopia, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	94-3033136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Marketplace Tower
6001 Shellmound Street, 4th Floor
Emeryville, California 94608
 (Address of principal executive offices, including Zip Code)

(510) 420-7400
 (Registrant’s telephone number, including area code)

          Indicate by ☒ check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          As of December 31, 2002 there were 18,906,973 shares of the Registrant’s common stock outstanding.

PART I.       FINANCIAL INFORMATION
Item 1.         Unaudited Condensed Consolidated Financial Statements

NETOPIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	December 31, 2002	September 30, 2002*

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,291	$25,022

Trade accounts receivable less allowance for doubtful accounts and returns of $547 and $567 at December 31 and September 30, 2002, respectively	10,623	9,950
Inventory	8,200	6,259
Prepaid expenses and other current assets	1,279	1,731

Total current assets	44,393	42,962
Furniture, fixtures and equipment, net	5,015	5,507
Acquired technology, net	5,250	5,538
Other intangible assets and goodwill, net	1,933	2,157
Long-term investments	1,463	1,463
Deposits and other assets	1,425	1,368

TOTAL ASSETS	$59,479	$58,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,391	$7,088
Accrued compensation	2,355	2,736
Accrued liabilities	2,702	2,245
Deferred revenue	1,694	2,223
Other current liabilities	52	42

Total current liabilities	17,194	14,334
Long-term liabilities:
Borrowings under credit facility	6,000	4,428
Other long-term liabilities	174	186

Total liabilities	23,368	18,948

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 18,906,973 and 18,905,223 shares issued and outstanding at December 31 and September 30, 2002, respectively	19	19
Additional paid-in capital	147,487	147,485
Accumulated deficit	(111,395)	(107,457)

Total stockholders’ equity	36,111	40,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,479	$58,995

* Derived from the audited consolidated balance sheet dated September 30, 2002 included in the Company’s 2002 Annual Report on Form 10-K. See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
 Unaudited Condensed Consolidated Statements of Operations

Three months ended December 31,	2002	2001

	(in thousands, except per share amounts)
REVENUES:
Internet equipment	$14,596	$11,811
Web platform licenses and services	5,007	4,074

Total revenues	19,603	15,885

COST OF REVENUES:
Internet equipment	10,711	7,383
Web platform licenses and services	429	164
Total cost of revenues	11,140	7,547

GROSS PROFIT	8,463	8,338

OPERATING EXPENSES:
Research and development	3,983	4,148
Research and development project cancellation costs	606	—
Selling and marketing	5,661	6,128
General and administrative	1,428	973
Amortization of intangible assets	374	374
Restructuring costs	342	482
Acquired in-process research and development	—	2,150
Integration costs	—	309

Total operating expenses	12,394	14,564

OPERATING LOSS	(3,931)	(6,226)
Other income (loss), net	(7)	156

NET LOSS	$(3,938)	$(6,070)

Per share data, net loss:
Basic and diluted net loss per share	$(0.21)	$(0.34)

Common shares used in the per share calculations	18,906	18,092

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
 Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended December 31,	2002	2001

	(in thousands)
Cash flows from operating activities:
Net loss	$(3,938)	$(6,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,438	2,593
Charge for in-process research and development	—	2,150
Write-off of capitalized software development costs	16	—
Changes in allowance for doubtful accounts and returns on accounts receivable	(20)	427
Changes in operating assets and liabilities:
Trade accounts receivable	(653)	313
Inventories	(1,941)	(2,063)
Prepaid expenses and other current assets	452	(120)
Deposits and other assets	(129)	3
Accounts payable and accrued liabilities	3,390	6,774
Deferred revenue	(540)	(443)
Other liabilities	(1)	14

Net cash provided by (used in) operating activities	(1,926)	3,578

Cash flows from investing activities:
Purchase of short-term investments	—	147
Proceeds from the sale of short-term investments	—	13,113
Purchase of furniture, fixtures and equipment	(379)	(2,576)
Acquisition of businesses	—	(17,729)

Net cash used in investing activities	(379)	(7,045)

Cash flows from financing activities:
Borrowings under credit facility	1,572	—
Proceeds from the issuance of common stock	2	156
Net cash provided by financing activities	1,574	156

Net decrease in cash and cash equivalents	(731)	(3,311)
Cash and cash equivalents, beginning of quarter	25,022	35,703

Cash and cash equivalents, end of quarter	$24,291	$32,392

See accompanying notes to unaudited condensed consolidated financial statements

NETOPIA, INC. AND SUBSIDIARIES
Notes To Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in the Company’s opinion are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (SEC). The consolidated results of operations for the period ended December 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2003.

(2)	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. This adoption had no impact on the Company’s consolidated financial statements.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted early SFAS No. 144 effective October 1, 2001. This adoption had no impact on the Company’s consolidated financial statements.

In May 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board (APB) No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The Company has adopted the provisions of SFAS No. 145 required for financial statements issued on or after May 15, 2002. This adoption had no impact on the Company’s consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. This adoption had no impact on the Company’s consolidated financial statements.

(3)	Acquisitions

DoBox, Inc. (DoBox).In March 2002, the Company closed a transaction to purchase substantially all of the assets and assume certain liabilities of DoBox, a developer of broadband gateway parental control, content filtering and family firewall software. The Company purchased DoBox primarily for its technology. The Company accounted for the acquisition as a purchase of net assets. The aggregate purchase price of the transaction was $1.9 million, based upon consideration paid at closing.

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

Cayman Systems, Inc. (Cayman).In October 2001, the Company and Cayman, a Massachusetts corporation, consummated a merger (the Merger) whereby Amazon Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Netopia (Merger Sub), was merged with and into Cayman pursuant to an Agreement and Plan of Merger and Reorganization (the Merger Agreement) dated as of September 19, 2001, as amended. Cayman, a developer and supplier of business class broadband gateways, has survived the Merger as a wholly owned subsidiary of Netopia. The Company purchased Cayman primarily for its technology, product and customer base. The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was $14.9 million, based on the consideration paid at closing.

Approximately $1.7 million initially was held in escrow to satisfy Cayman’s indemnification obligations under the Merger Agreement. Fifty percent (50%) of the escrow amount was released from escrow shortly after the one-year anniversary date of the close of the transaction. Upon the satisfaction of Cayman’s indemnification obligations, any remaining amounts are to be released from escrow on the two-year anniversary date of the close of the transaction.

The allocation of the purchase price is based upon the Company’s estimates of the fair value of the tangible and intangible assets acquired and is as follows:

	Amount	Annual amortization	Useful life

	(in thousands)
Current assets	$4,455	n/a	n/a
Long-term assets	895	n/a	n/a
Current liabilities	(8,021)	n/a	n/a
Identified intangible assets:
Developed product technology	1,120	$224	5 years
Core technology leveraged	5,570	928	6 years
Sales channel relationships	1,380	345	4 years
Goodwill	7,325	n/a	n/a
Acquired in-process research and development	2,150	n/a	n/a

Total	$14,874	$1,497

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
•

Sales channel relationships, which represents the value of Cayman’s established relationships with its incumbent local exchange carrier (ILEC) and cable company customers to whom Netopia expects to continue to sell products; and

•

Goodwill, which represents the excess of the Cayman purchase price over the fair value of the underlying net identifiable assets, was attributed to the Company’s Internet equipment reporting unit. In connection with the Company’s annual impairment test as required by SFAS No. 142, the Company determined that this amount was fully impaired at August 31, 2002. As a result, the Company recorded a charge of $7.3 million to its Consolidated Statement of Operations in the fiscal year ended September 30, 2002 representing the full impairment of the goodwill acquired in connection with the Cayman acquisition.

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

(4)	Intangible Assets

The Company’s intangible assets at December 31, 2002 consist primarily of identifiable intangible assets acquired in connection with the Cayman acquisition, which the Company is amortizing on a straight-line basis over their estimated useful lives, and goodwill acquired in connection with the acquisitions of WebOrder and netOctopus which the Company is not amortizing.

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

In accordance with SFAS No. 142, the Company completed the transitional impairment test of its goodwill during the three months ended March 31, 2002. That effort, and preliminary assessments of the Company’s goodwill, indicated no adjustment was required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company performed the annual impairment test required by SFAS No. 142 on August 31, 2002 for it’s two reporting units. To complete the first step of the analysis, the Company discounted the cash flows generated by its Internet equipment and Web platforms reporting unit’s 5 year plans and applied the Gordon Growth factor to determine the residual value. To complete the second step of the analysis, the Company used an independent third party valuation consultant to determine the value of the intangible assets of the Internet equipment-reporting unit as compared to the excess of fair value over the net book value of the assets of the Internet equipment-reporting unit. At August 31, 2002, the implied fair value of the Company’s Internet equipment reporting unit was found to be less than its carrying amount and as a result, the Company recorded a charge to its Consolidated Statement of Operations in the fiscal year ended September 30, 2002.

Detail of the Company’s identifiable intangible assets, by reporting unit, as of December 31, 2002 is as follows:

	Acquisition date	Balance at September 30, 2002	Identifiable intangible assets acquired during the period	Amortization expense	Balance at December 31, 2002

	(in thousands)
Internet equipment:
Acquired technology	October 2001	$5,538	$—	$288	$5,250
Sales channel relationships	October 2001	1,035	—	86	949

Subtotal		6,573	—	374	6,199

Web platforms:
Marketing license	July 1999	138	—	138	—

Total		$6,711	$—	$512	$6,199

Detail of the Company’s goodwill, by reporting unit, as of December 31, 2002 is as follows:

	Acquisition date	Balance at September 30, 2002	Goodwill acquired during the period	Goodwill impairment charges	Balance at December 31, 2002

	(in thousands)
Web platforms:
WebOrder	March 2000	$519	$—	$—	$519
netOctopus	December 1998	465	—	—	465

	$984		$—	$—	$984

Total goodwill	$984	$—	$—	$—	$984

(5)     Inventory

Inventory consisted of the following:

	December 31, 2002	September 30, 2002

	(in thousands)
Raw materials	$3,105	$3,646
Work in process	210	85
Finished goods	4,885	2,528

	$8,200	$6,259

(6)	Per Share Calculations

Basic net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period plus potential dilutive shares from options and warrants outstanding using the treasury stock method. All potential dilutive common shares have been excluded from the computation of the diluted loss per share for the three months ended December 31, 2002 and 2001, as their effect on the loss per share was anti-dilutive. Potential dilutive common shares excluded from the computation of diluted loss per share consisted of options to purchase common stock totaling 7,169,913 shares, with a weighted average exercise price of $4.31, and 5,249,656 shares, with a weighted average exercise price of $5.38, for the three months ended December 31, 2002 and 2001, respectively; and a warrant to purchase common stock totaling 5,000 shares for the three months ended December 31, 2001.

(7)	Segment, Geographic and Significant Customer Information

Segment Information.The Company has adopted the provisions of SFAS No. 131, which establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Netopia’s Chief Executive Officer (CEO) is considered the Company’s CODM. For purposes of making operating decisions and assessing financial performance, the Company’s CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

	The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

	2002			2001

Three months ended December 31,	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total

	($in thousands)
Revenue	$14,596	$5,007	$19,603	$11,811	$4,074	$15,885
Cost of revenues	10,711	429	11,140	7,383	164	7,547

Gross profit	$3,885	$4,578	8,463	$4,428	$3,910	8,338
Gross margin	27%	91%	43%	37%	96%	52%
Unallocated operating expenses			12,394			14,564

Operating loss			$(3,931)			$(6,226)

Geographic Information. The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in four regions: United States, Europe, Canada, and Asia Pacific and other. Revenues outside of the United States are primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company’s revenues by geographic region for the three months ended December 31, 2002 and 2001 is as follows:

Three months ended December 31,			2002		2001

			($ in thousands)
Europe			$4,431	23%	$1,839	12%
Canada			229	1%	230	1%
Asia Pacific and other			402	2%	311	2%

Subtotal international revenue			5,062	26%	2,380	15%
United States			14,541	74%	13,505	85%

	Total revenues		$19,603	100%	$15,885	100%

The Company has no material operating assets outside the United States.

Customer Information. Historically, the Company has sold its products to ILECs, competitive local exchange carriers (CLECs), distributors, Internet service providers (ISPs) and directly to end-users. Disaggregated financial information regarding the Company’s customers who accounted for 10% or more of the Company’s revenue for the three months ended December 31, 2002 and 2001 is as follows:

Three months ended December 31,	2002		2001

	($ in thousands)

Covad Communications Company (Covad) (a)	$2,585	13%	$1,466	9%
SBC Communications, Inc. (SBC)	2,570	13%	1,472	9%
Ingram Micro Inc. (Ingram Micro)	1,417	7%	1,928	12%

(a)

Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital-restructuring plan. Covad emerged from bankruptcy in December 2001and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003.

No other customers during the three months ended December 31, 2002 and 2001 accounted for 10% or more of the Company’s total revenues. For the three months ended December 31, 2002, there were six customers who each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 50% of the Company’s total revenues. For the three months ended December 31, 2001, there were four customers who each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 40% of the Company’s total revenues.

The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

Three months ended December 31,	2002		2001

	($ in thousands)
Covad	$277	3%	$353	4%
SBC	1,317	12%	317	4%
Ingram Micro	1,209	11%	1,256	14%

(8)	Long-Term Investments

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath Networks Inc. (MegaPath). MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During the three months ended December 31, 2002, MegaPath purchased $0.4 million of the Company’s products and during fiscal years 2002 and 2001, MegaPath purchased $0.9 million and $0.1 million, respectively, of the Company’s products. At December 31, 2002, MegaPath’s accounts receivable with the Company was $0.2 million. In fiscal year 2002, the Company recorded a $1.4 million unrealized loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the valuation of MegaPath based upon its most recent round of financing. During fiscal year 2002, the Company purchased $0.4 million of Series E Preferred stock in MegaPath and currently owns approximately 4.0% of MegaPath. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its investment in Series D and Series E Preferred shares is not less than the Company’s $1.0 million carrying value at December 31, 2002.

In fiscal year 2000, the Company purchased $2.0 million of Series C Preferred Stock in Everdream Corporation (Everdream). Everdream provides outsourced information technology (IT) expertise, products and services that enable small and medium size businesses to focus on their core competencies. During fiscal year 2000, the Company entered into an agreement with Everdream to host a co-branded version of the Company’s eStore platform for Everdream’s customers. Everdream did not purchase any of the Company’s products during the three months ended December 31, 2002 or during fiscal year 2002 and did not account for any accounts receivable at December 31, 2002. During fiscal years 2001 and 2000, Everdream purchased $5,000 and $0.1 million, respectively, of the Company’s products. In fiscal year 2002, the Company recorded a $1.5 million unrealized loss on impaired securities related to its investment in Everdream. This impairment was recorded in connection with the valuation of Everdream based upon its most recent round of financing.  The Company currently owns approximately 2.5% of Everdream. Although there is no public market for Everdream’s stock, the Company believes that the market value of these shares is not less than the Company’s $0.5 million carrying value at December 31, 2002.

(9)	Restructuring Costs

During the three months ended December 31, 2002, the Company recorded a restructuring charge of $0.3 million primarily consisting of employee severance benefits related to a reduction in the Company’s workforce, and facility closure costs related to the closure of a sales office in Hong Kong. Details of the restructuring charge is as follows:

	Employee severance benefits	Facility closure costs	Other	Total

	(in thousands)
Total charge	$313	$25	$4	$342
Less: Amounts paid	287	—	—	287
Non-cash charges	—	—	4	4

Balance at December 31, 2002	$26	25	$—	$51

During the three months ended December 31, 2001, the Company recorded a restructuring charge of $0.5 million primarily consisting of employee severance benefits related to a reduction in the Company’s workforce of approximately 24 people whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. Details of the restructuring charge is as follows:

	Employee severance benefits	Other	Total

Total charge	$394	$88	$482
Less: Amounts paid	304	—	304
Non-cash charges	—	58	58

Balance at December 31, 2002	$90	$30	$120

During the three months ended March 31, 2001, the Company recorded a restructuring charge in connection with a reduction in the Company’s workforce of approximately 27 people and costs to exit certain business activities. The charge consisted of employee severance benefits, costs related to exiting certain Internet portal business activities and future lease costs associated with facilities to be abandoned. Details of the restructuring charge is as follows:

		Employee severance benefits	Internet portal exit costs	Facility costs	Total

		(in thousands)
	Total charge	$475	$510	$88	$1,073
	Less:
	Amounts paid	344	97	88	529
	Non-cash charges	63	413	—	476

	Balance at December 31, 2002	$68	$—	$—	$68

(10)	Integration Costs

During the three months ended December 31, 2001, the Company recorded a charge of $0.3 million for integration costs incurred in connection with integrating Cayman’s customers, systems and operations. Details of the charge for integration costs is as follows:

		Customer integration communications	Systems integration	Total

		(in thousands)
	Total charge	$269	$40	$309
	Less amounts paid	269	17	286

	Balance at December 31, 2002	$—	$23	$23

(11)	Credit Facility

In June 2002, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the Credit Facility). Pursuant to the Credit Facility, the Company may borrow up to $15.0 million from time to time from Silicon Valley Bank. The term of the Credit Facility is two years. The Company must maintain an adjusted quick ratio, as defined as the ratio of (i) the Company’s unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley Bank’s Investment Product Services Division (ISP Division) to (ii) the Company’s current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.25 to 1 from June 2002 through December 31, 2002 and 1.5 to 1 from January 1, 2003 to the end of the term.

Through June 2003, the Company must maintain a tangible net worth of not less than $32.0 million; the minimum tangible net worth covenant will be reset for the second year of the Credit Facility. On December 9, 2002, Silicon Valley Bank waived the Company’s default of the tangible net worth covenant at September 30, 2002 and on February 11, 2003, Silicon Valley Bank waived the Company’s default of the tangible net worth covenant at December 31, 2002. Additionally, the Company has been notified by Silicon Valley Bank that the tangible net worth covenant has been reduced to $23.5 million for the remainder of the term of the Credit Facility. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility agreement.

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. At December 31, 2002, the interest rate was 5.0%. The credit limit is determined based on a formula related to the amount of accounts receivable and inventory at any particular time. The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

As of December 31, 2002, the Company had outstanding borrowings of $6.0 million, collateralized by the Company’s accounts receivable and inventory. This borrowing was recorded as a long-term liability on the Company’s December 31, 2002 consolidated balance sheet based upon the contractual repayment terms that exceed one year from the balance sheet date. As of December 31, 2002, $1.4 million was available under the Credit Facility.

(12)	Other Income (Loss), Net

Other income (loss), net consists of interest income the Company earns on its cash, cash equivalents and short-term investments, interest expense related to the Company’s borrowing under its credit facility and gains and losses on foreign currency transactions. The following table sets forth for the periods indicated, detail of the Company’s other income (loss), net:

Three months ended December 31,	2002	2001

	(in thousands)
Interest income	$73	$202
Interest expense	(66)	—
Other income (expense)	(14)	(46)

Total	$(7)	$156

PART I.          FINANCIAL INFORMATION

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “potential,” “believe,” “estimate,” “intends” and “continue” or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other “forward-looking” information. There will be events in the future that we are not able to predict or over which we have no control, which may adversely affect our future results of operations, financial condition or stock price. The risk factors described in this Form 10-Q, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-Q could seriously harm our business and that, upon the occurrence of any of these events, the trading price of our common stock could decline.

Overview

We develop, market and support broadband equipment, software and services that enable our carrier and broadband service provider customers to simplify and enhance the delivery of broadband services to their residential and enterprise-class customers. Our product and service offerings enable carriers and broadband service providers to (i) improve their profitability with feature rich routers and gateways, and software that “manages to the edge” of the network to reduce costs, and (ii)provide value-added services to enhance revenue generation. These bundled service offerings often include digital subscriber line (DSL) or broadband cable equipment bundled with backup, bonding, virtual private networking (VPN), firewall protection, parental controls, Web content filtering, integrated voice and data, and eSite and eStore hosting.

Broadband Equipment. We have developed a comprehensive line of broadband Internet gateways, which allow the transport of high-speed data over the local, copper loop and enable telecommunications carriers to provide cost-effective and high-speed services over existing copper infrastructure. Our products support many types of high-speed wide area network (WAN) interfaces, including connectivity for asynchronous DSL (ADSL), Symmetric High bit-rate Digital Subscriber Loop (SHDSL), symmetric DSL (SDSL), integrated services digital network DSL (IDSL), Ethernet, Cable, T1, Fractional T1, 56K digital dataphone service (DDS), Dual Analog, integrated services digital network (ISDN), and wireless networks. Our broadband Internet gateway family includes routers and modems for data services and integrated access devices (IADs) for combined voice and data services, all of which are designed to deliver high performance, excellent reliability and scalability, all the while maintaining affordability for the customer. We believe a key to our success is comprehensive interoperability with leading central office equipment and a common firmware platform across all WAN connections. The substantial majority of our revenues are derived from sales of our broadband Internet gateways, in particular our DSL routers and modems. When reading our statement of operations, revenues and cost of revenues related to the sale of our broadband Internet equipment are classified as “Internet equipment.”

Broadband Services.Our service delivery platform includes the netOctopus suite of broadband gateway, PC management and customer support software solutions, Web eCommerce server software and Timbuktu software solutions. netOctopus server software products enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to “manage to the edge” of their network. netOctopus Desktop Support and eCare software enable broadband service providers and traditional enterprises to support their customers by remotely viewing and operating the customer’s desktop computer. The Netopia Web eCommerce server solution provides “no assembly required” Web sites and online stores, what we refer to as eSites and eStores, with a wide variety of vertical market content packages to suit many needs, from franchisees to sole proprietors. Timbuktu software solutions include systems management tools such as remote control, remote computer configuration and file transfer. When reading our statement of operations, revenues and cost of revenues related to the sale of our broadband services are classified as “Web platform licenses and services.”

We sell our products both domestically, in the United States, and internationally, primarily in Europe. We primarily sell our broadband equipment and broadband services to:

•

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

•	Distributors, including Ingram Micro Inc. (Ingram Micro), Groupe Softway (Softway) and Tech Data Corporation (Tech Data);

•	Cable companies, including Comcast Corporation (Comcast); and

•	Directly to end-users.

Historically, we have depended upon the ability of our customers to successfully offer broadband services, in particular DSL services. Prior to our acquisition of Cayman Systems, Inc. (Cayman), our largest customers were CLECs. Many CLECs have incurred operating losses and negative cash flows as they attempted to establish their networks and operations, and many have filed for protection under the Bankruptcy Act or ceased operations. Most notably, Covad, which currently is our largest CLEC customer and was our largest customer during the quarter ended December 31, 2002, filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital-restructuring plan. Covad emerged from bankruptcy in December 2001 and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003. Additionally, the financial instability of the telecommunications industry was highlighted when WorldCom, Inc. announced in July 2002 that WorldCom and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In July 2002, the Bankruptcy Court approved interim financing arrangements that WorldCom believes should provide sufficient funds to continue operations.

As a result of the financial and operational difficulties encountered by many of our CLEC customers, who had primarily served the business market for DSL services, we have recently acted aggressively to expand our customer base and markets served. As a result of our acquisition of Cayman in October 2001, we have established relationships with ILECs such as BellSouth and SBC, customers with whom we had not had historic relationships for broadband equipment, and have developed new products designed for the residential market for DSL services. We expect that our continued operations will become substantially dependent upon our ability to develop and enhance products to meet the needs of the residential market for DSL services and requirements of our ILEC customers. The ILECs and our other customers are significantly larger than we are, and are able to exert a high degree of influence over our business. As a result, our larger customers may be able to reschedule or cancel orders without significant penalty and force our products to undergo lengthy approval and purchase processes.

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

Revenue Recognition. We recognize revenue from the sale of Internet equipment when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collectibility is reasonably assured. We recognize revenue from the sale of Web platform licenses and services in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the specific objective evidence of the fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer. We recognize revenue from long-term software development contracts using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage of completion method, we recognize revenue as certain results are achieved with consideration to the costs incurred.

Goodwill and Other Identifiable Intangible Assets. On October 1, 2001, we early adopted SFAS No. 142, which provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, we completed the transitional impairment test of intangible assets during the three months ended March 31, 2002. That effort, and preliminary assessments of our identifiable intangible assets, indicated no adjustment was required upon adoption of the pronouncement. We performed the annual impairment test required by SFAS No. 142 on August 31, 2002 for our two reporting units. At August 31, 2002, the implied fair value of the Internet equipment-reporting unit was found to be less than its carrying amount and as a result, we recorded a charge to our Consolidated Statement of Operations for the fiscal year ended September 30, 2002. We will continue to perform our annual impairment test, as required by SFAS No. 142, in our fiscal fourth quarter. We did not perform an impairment test during the three months ended December 31, 2002, as there are no indicators of impairment related to the value of our goodwill. As of December 31, 2002, we had approximately $1.0 million of goodwill related to our acquisitions of WebOrder and netOctopus.

Impairment of Long-Lived Assets, Including Identifiable Intangibles. We elected to adopt early the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on October 1, 2001. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We evaluate our long-lived assets, including identifiable intangible assets in accordance with SFAS No. 144 and test our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset group which represents the lowest level for which identifiable cash flows exist. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and is allocated to the long-lived assets of the asset group on a pro rata basis. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. At December 31, 2002, our identifiable intangible assets consisted of developed product technology, core technology and sales channel relationships related to the acquisition of Cayman. We did not test our long-lived assets and identifiable intangibles for impairment during the three months ended December 31, 2002, because there were no events or changes in circumstances that would indicate that the carrying amount of the asset groups may not be recoverable. As of December 31, 2002, we had $6.2 million of identified intangible assets that are related to our acquisition of Cayman.

Accounting for Stock-based Compensation. We maintain stock option plans under which we may grant incentive stock options and non-statutory stock options.

•

The 1996 Stock Option Plan provides for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Incentive stock options may be granted at not less than 100% of the fair market value per share and non-statutory stock options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or the Compensation Committee, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the options must be not less than 110% of the fair market value.

•

The 2000 Stock Incentive Plan provides for issuance of non-statutory options and restricted stock to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. Options and restricted stock awards granted under the 2000 Plan are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The 2000 Plan is not a stockholder approved stock option plan and is intended to comply with the exception for broadly based option plans in which a majority of the participants are rank and file employees not officers or directors, and a majority of the grants are made to such employees. Only nonqualified stock options that do not qualify as incentive stock options within the meaning of Section 422(b) of the Code may be granted under this Plan. The Board of Directors or the Compensation Committee will determine the exercise price of an option when the option is granted and may be not less than the par value of the shares on the date of grant.

•

The 2002 Equity Incentive Plan provides for the issuance of incentive or non-statutory options, stock awards and other equity awards to directors, employees, and non-employee consultants. The 2002 Plan is a successor to the 1996 Plan. Options and other awards are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Incentive stock options may be granted at not less than 100% of the fair market value per share and non-statutory stock options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or the Compensation Committee.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. We have chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options we issue, no compensation expense is recognized for stock options issued to employees. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. We will continue to account for our stock based compensation according to the provisions of APB No. 25.

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

Non-Marketable Securities.We periodically make strategic investments in companies whose stock is not currently traded on a stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments, as we do not exert significant influence over these investments. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a total carrying value of $1.5 million as of December 31, 2002, and have been permanently written down a total of $2.9 million from original cost during the fiscal year ended September 30, 2002. Also, future adverse changes in market conditions or poor operating results of underlying investments could result in significant additional impairment charges in the future.

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

Provision for Income Taxes.We did not record an income tax benefit for the three months ended December 31, 2002 or fiscal years 2002, 2001 and 2000 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a full valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our estimates for fiscal year 2003 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in an income tax benefit.

Available-for-Sale Securities.We classify certain of our cash equivalents and all our investments as available-for-sale. The securities are carried at fair value, which approximates cost. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income, net.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of December 31, 2002, our principal source of liquidity included cash, cash equivalents and short-term investments of $24.3 million and a credit facility with a maximum borrowing capacity of $15.0 million from which we had outstanding borrowings of $6.0 million and an additional $1.4 million available based upon our inventory and accounts receivable balances at December 31, 2002.

Cash, Cash Equivalents and Short-Term Investments. The following table sets forth our cash, cash equivalents and short-term investments as of December 31 and September 30, 2002.

			Increase/(decrease)
	December 31, 2002	September 30, 2002
			$	%

		($in thousands)
Cash, cash equivalents and short-term investments	$24,291	$25,022	$(731)	(3.0%)

For the three months ended December 31, 2002, cash, cash equivalents and short-term investments decreased primarily due to the cash used by our operating activities and purchases of capital equipment. Our operating activities, excluding the changes in operating assets and liabilities, used $2.5 million and we purchased $0.4 million of capital equipment which was partially offset by net borrowings under our credit facility of $1.6 million and changes in operating assets and liabilities of $0.6 million, primarily related to an increase of accounts payable and other liabilities partially offset by increased purchases of inventory.

As of December 31, 2002, borrowings under our credit facility totaled $6.0 million and we were in default of the tangible net worth covenant as set forth in the credit facility. As of February 11, 2003, Silicon Valley Bank waived our default of the tangible net worth covenant at December 31, 2002. Additionally, we have been notified by Silicon Valley Bank that the tangible net worth covenant has been reduced to $23.5 million for the remainder of the term of the credit facility. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility agreement. We expect to continue to use our credit facility along with our existing cash, cash equivalent and short-term investments to support our working capital needs in both the short and long-term. Additionally, our cash, cash equivalents and short-term investments at March 31, 2003 will be less than the balances at December 31, 2002 as we repay the outstanding borrowings from under our credit facility, purchase additional inventory to build our products and use our existing cash and cash equivalents to support our continuing operations. As of December 31, 2002, we did not have any material commitments for capital expenditures. We will require additional capital to finance our future growth and fund our ongoing research and development activities during fiscal 2003 and beyond. If our continuing operations cannot generate sufficient capital to meet our needs and if we are unable to reduce our level of expenditures, we will have to seek additional financing which may not be available when needed and, if such financing is available, it may not be available on terms we believe favorable. If we issue additional stock to raise capital, our existing stockholders percentage ownership in Netopia would be reduced.

Trade Accounts Receivable, Net. The following table sets forth our trade accounts receivables, net as of December 31 and September 30, 2002.

Increase/(decrease)
	December 31, 2002	September 30, 2002
			$	%

($ in thousands)
Trade accounts receivable, net	$10,623	$9,950	$673	7%
Days sales outstanding (DSO)	49 days	54 days

Changes in our trade accounts receivable, net balances and days sales outstanding are primarily due to the lack of linearity of sales within any period, particularly with respect to licenses of our Web platforms software products, and collections performance. Our targeted range for DSO is 50 to 60 days.

Inventory. The following table sets forth our inventory as of December 31 and September 30, 2002.

Increase/(decrease)
	December 31, 2002	September 30, 2002
			$	%

($ in thousands)
Inventory	$8,200	$6,259	$1,941	31%
Inventory turns	6.0 turns	5.8 turns

Inventory consists primarily of raw materials, work in process, and finished goods. Inventory has increased in anticipation of orders for our new ADSL broadband Internet gateways and inventory turns have improved primarily as a result of increased sales and inventory management efforts. Inventory levels may increase in the near future if we cannot correctly forecast expected customer demand or as a result of customer purchase deferrals or delays. We may have to further borrow against our credit facility to finance expected inventory increases. Inventory management remains an area of focus as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Borrowings Under Credit Facility. The following table sets forth the outstanding borrowings under our credit facility as of the December 31 and September 30, 2002.

	December 31, 2002	September 30, 2002	Increase/(decrease)

			$	%

		($ in thousands)
Borrowings Under Credit Facility	$6,000	$4,428	$1,572	36%

In June 2002, we entered into a Loan and Security Agreement with Silicon Valley Bank (the Credit Facility). Pursuant to the Credit Facility, we may borrow up to $15.0 million from time to time from Silicon Valley Bank. The term of the Credit Facility is two years. We must maintain an adjusted quick ratio, as defined as the ratio of (i) the Company’s unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley Bank’s Investment Product Services Division (ISP Division) to (ii) the Company’s current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.25 to 1 from June 2002 through December 31, 2002 and 1.5 to 1 from January 1, 2003 to the end of the term.

Through June 2003, we must maintain a tangible net worth of not less than $32.0 million; the minimum tangible net worth covenant will be reset for the second year of the Credit Facility. On December 9, 2002, Silicon Valley Bank waived our default of the tangible net worth covenant at September 30, 2002 and on February 11, 2003, Silicon Valley Bank waived our default of the tangible net worth covenant at December 31, 2002. Additionally, we have been notified by Silicon Valley Bank that the tangible net worth covenant has been reduced to $23.5 million for the remainder of the term of the Credit Facility. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility agreement.

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. At December 31, 2002, the interest rate was 5.0% and the borrowing was recorded as a long-term liability on the December 31, 2002 consolidated balance sheet based upon the contractual repayment terms that exceed one year from the balance sheet date. The available credit limit is determined based on a formula related to the amount of accounts receivable and inventory at any particular time, up to a maximum borrowing capacity of $15.0 million. We may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. As of December 31, 2002, based upon our inventory and accounts receivable balances, an additional $1.4 million was available under the Credit Facility.

Commitments

As of December 31, 2002, we had commitments that consisted of facilities and equipment under operating lease agreements expiring at various dates through 2008. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum rental payments required under these operating lease agreements that have initial or remaining non-cancelable lease terms in excess of one year:

Fiscal years ending September 30,	2003 (a)	2004	2005	2006	2007	thereafter	Total

	(in thousands)
Facility and operating lease commitments	$1,083	$1,676	$1,132	$663	$682	$526	$5,762

(a)     Commitments for the remaining nine months of fiscal year ending September 30, 2003.

Results of Operations for the Three Months Ended December 31, 2002 and 2001

The following table sets forth for the periods indicated certain statement of operations data. Each item of data is also shown as a percentage of total revenues, with the percentage change from the prior year also provided for each item.

					Increase/(decrease)

Three months ended December 31,	2002		2001		$	%

	($ in thousands)
REVENUES:
Internet equipment	$14,596	74%	$11,811	74%	$2,785	24%
Web platform licenses and services	5,007	26%	4,074	26%	933	23%

Total revenues	19,603	100%	15,885	100%	3,718	23%

COST OF REVENUES:
Internet equipment	10,711	55%	7,383	47%	3,328	45%
Web platform licenses and services	429	2%	164	1%	265	162%

Total cost of revenues	11,140	57%	7,547	48%	3,593	48%

GROSS PROFIT	8,463	43%	8,338	52%	125	1%
OPERATING EXPENSES:
Research and development	3,983	20%	4,148	26%	(165)	(4%	)
Research and development project cancellation costs	606	3%	—	—	606	—
Selling and marketing	5,661	29%	6,128	39%	(467)	(8%	)
General and administrative	1,428	7%	973	6%	455	47%
Amortization of other intangible assets	374	2%	374	2%	—	0%
Restructuring costs	342	2%	482	3%	(140)	(29%	)
Acquired in-process research and development	—	—	2,150	14%	(2,150)	(100%	)
Integration costs	—	—	309	2%	(309)	(100%	)

Total operating expenses	12,394	63%	14,564	92%	(2,170)	(15%	)

OPERATING LOSS	(3,931)	(20% )	(6,226)	(40% )	2,295	(37%	)

Other income (loss), net	(7)	0%	156	1%	(163)	(104%	)

NET LOSS	$(3,938)	(20% )	$(6,070)	(39% )	$2,132	(35%	)

REVENUES

Total revenues for the three months ended December 31, 2002 increased from the three months ended December 31, 2001 due to increased revenues from the sale of our broadband Internet equipment products and Web platform licenses and services.

Internet Equipment. Broadband Internet equipment revenues increased for the three months ended December 31, 2002 from the three months ended December 31, 2001 primarily due to increased sales volumes of our ADSL broadband Internet equipment to ILEC customers, both in the United States and Europe, who serve the market for business and residential-class ADSL Internet services. Sales volumes increased primarily as a result of increased purchases by SBC and BellSouth, customers we acquired in connection with our acquisition of Cayman, and new customers in Europe as we continue our efforts to penetrate the ADSL market for business and residential-class products. This increase was partially offset by declining average selling prices primarily as a result of the mix of products sold, price competition from foreign and domestic competitors and customer driven demands. The mix of broadband Internet equipment sales is changing as we begin entering the residential ADSL market. Historically, residential-class products, and ADSL products generally, have carried a lower average selling price than similar business-class products. We expect that we will continue to experience declining average selling prices, primarily as a result of the changing mix of products we sell and price competition from both foreign and domestic suppliers. We believe that increased sales volumes to current and new customers will offset these declines.

Web Platform Licenses and Services. Web platforms revenues increased for the three months ended December 31, 2002 from the three months ended December 31, 2001 primarily due to revenues related to a software integration project with one specific customer and licensing of our eCare and netOctopus server software products which were not available during the three months ended December 31, 2001.

Customer Information

Historically, we have sold our products primarily to ILECs, CLECs, distributors, ISPs and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in such period, along with such data expressed as a percentage of total revenues as well as the change from the prior year. No other customers for the three months ended December 31, 2002 and 2001 accounted for 10% or more of total revenues.

					Increase/(decrease)

Three months ended December 31,	2002		2001		$	%

	($in thousands)
Covad (a)	$2,585	13%	$1,466	9%	$1,119	76%
SBC	2,570	13%	1,472	9%	1,098	75%
Ingram Micro	1,417	7%	1,928	12%	(511)	(27% )

(a)
Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital-restructuring plan. Covad emerged from bankruptcy in December 2001and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003.

Including the greater than 10% customers in the table above, the following table sets forth the number of customers who each individually represented at least 5% of our revenues for the three months ended December 31, 2002 and 2001.

Three months ended December 31,	2002	2001

Number of customers	6	4
Percent of total revenue	50%	40%

Geographic Information

The following table sets forth for the periods indicated, revenues by region in such period along with such data expressed as a percentage of total revenues as well as the change from the prior year:

					Increase/(decrease)

Three months ended December 31,	2002		2001		$	%

	($in thousands)

Europe	$4,431	23%	$1,839	12%	$2,592	141%
Canada	229	1%	230	1%	(1)	—%
Asia Pacific and other	402	2%	311	2%	91	29%
Subtotal international revenue	5,062	26%	2,380	15%	2,682	113%
United States	14,541	74%	13,505	85%	1,036	8%
Total revenues	$19,603	100%	$15,885	100%	$3,718	23%

International revenues increased for the three months ended December 31, 2002 from the three months ended December 31, 2001 primarily due to increased sales of our ADSL broadband equipment to new European customers who serve the residential ADSL service market. Revenues from the United States increased for the three months ended December 31, 2002 from the three months ended December 31, 2001 primarily due to increased sales volumes of our ADSL broadband equipment to SBC and BellSouth, who serve the market for business and residential-class ADSL Internet services as well as increased revenue from our Web platform products as discussed above in the section subtitled “Web Platform Licenses and Services.”

COST OF REVENUES

Cost of revenues consists primarily of material costs related to our contract manufacturing operations and manufacturing variances. Total cost of revenues increased for the three months ended December 31, 2002 from the three months ended December 31, 2001 primarily as a result of increased sales volumes of our ADSL broadband Internet equipment and costs related to our software integration project.

Gross Margin

Our total gross margin decreased to 43% for the three months ended December 31, 2002 from 52% for the three months ended December 31, 2001 primarily due to increased sales volumes of our lower margin ADSL broadband Internet equipment.

Internet Equipment. Broadband Internet equipment gross margin decreased to 27% for the three months ended December 31, 2002 from 37% for the three months ended December 31, 2001 primarily due to increased sales of lower margin ADSL products, declining average selling prices as a result of price competition and pricing strategies as we enter new markets and expand our customer base as well as reduced sales of dedicated router products which carry a higher gross margin than our DSL products.

Web Platform Licenses and Services. Web platforms gross margin decreased to 91% for the three months ended December 31, 2002 from 96% for the three months ended December 31, 2001 due to engineering labor costs associated with the software integration project for one specific customer. Excluding the effects of this project, Web platforms gross margin for the three months ended December 31, 2002 is 96%.

Our Internet equipment products have a lower average gross margin than our Web platforms products. Accordingly, to the extent we sell more Internet equipment than Web platforms products, our gross margins would be lower. In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

•	The mix of Internet equipment and Web platforms products sold;

•	Pricing strategies;

•	Increased sales of our residential-class broadband Internet equipment which historically have had a lower average selling price than our business-class broadband Internet equipment;

•	Standard cost changes;

•	New versions of existing products; and

•	External market factors, including, but not limited to, price competition.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses decreased for the three months ended December 31, 2002 from the three months ended December 31, 2001 primarily due to the transfer of employee costs associated with our software integration project from research and development expenses to Web platform cost of revenues. This decrease was partially offset by the increased use of 3rd party contractor design and development services.

We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars in fiscal year 2003 as we continue to develop new and enhanced products and services. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date.

RESEARCH AND DEVELOPMENT PROJECT CANCELLATION COSTS

Research and development project cancellation costs consist primarily of material and equipment costs associated with our joint development efforts with Siemens AG (Siemens) and Proxim, Inc. (Proxim) to develop a wireless IAD for sale to AT&T Corp. (AT&T) to serve AT&Ts anticipated roll-out of DSL services. As a result of AT&T not accepting the final product developed by Seimens under the agreement between AT&T and Seimens and canceling its plans to deploy these services on its network, there was no longer a customer or market into which we could sell the product under development.

SELLING AND MARKETING

Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses decreased for the three months ended December 31, 2002 from the three months ended December 31, 2001 primarily due to decreased headcount and employee related expenses as well as decreased travel and entertainment expenses as a result of our restructurings and expense control efforts.

We expect selling and marketing expenses may decrease in absolute dollars in fiscal 2003 as a result of our restructuring and termination of certain employees and continued expense control efforts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. General and administrative expenses increased for the three months ended December 31, 2002 from the three months ended December 31, 2001 primarily due to $0.2 million of costs associated with the relocation of our corporate headquarters from Alameda, California to Emeryville, California. Additionally, general and administrative expenses for the three months ended December 31, 2001 benefited from the sale of our claim in the NorthPoint Communications, Inc. (NorthPoint) bankruptcy proceedings, whereby we recovered approximately $0.2 million of the $1.7 million NorthPoint receivable for which we had recorded a provision for doubtful accounts in fiscal year 2000.

We expect general and administrative expenses may decrease in absolute dollars in fiscal 2003 as a result of our restructuring and termination of certain employees, relocation to a new, smaller headquarters facility, and increased expense control efforts.

AMORTIZATION OF OTHER INTANGIBLE ASSETS

Amortization of other intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisition of Cayman. (See Notes 3 and 4 of Notes to Unaudited Condensed Consolidated Financial Statements.)

RESTRUCTURING COSTS

During the three months ended December 31, 2002, we recorded a restructuring charge of $0.3 million primarily consisting of employee severance benefits related to a reduction in our workforce, and facility closure costs related to the closure of a sales office in Hong Kong. As a result of this restructuring, we expect our operating expenses may decrease in fiscal year 2003. During the three months ended December 31, 2001, we recorded a restructuring charge of $0.5 million primarily consisting of employee severance benefits related to a reduction in our workforce of approximately 24 people whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. (See Note 9 of Notes To Unaudited Condensed Consolidated Financial Statements.)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Acquired in process research and development represents research and development assets, acquired in connection with our acquisition of Cayman during the three months ended December 31, 2001, that were not technologically feasible at the time of acquisition and had no alternative future use, and as such were expensed at the time of the transaction. The amount allocated to acquired in-process research and development in connection with the Cayman acquisition was based upon an independent third party valuation analysis. (See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.)

INTEGRATION COSTS

During the three months ended December 31, 2001, we recorded a charge of $0.3 million for integration costs incurred in connection with integrating Cayman’s customers, systems and operations. (See Note 10 of Notes To Unaudited Condensed Consolidated Financial Statements.)

OTHER INCOME (LOSS), NET

Other income (loss), net consists of interest income we earn on our cash, cash equivalents and short-term investments, interest expense and gains and losses on foreign currency transactions. Other income (loss) has decreased primarily due to lower interest income, as a result of lower interest rates and lower cash balances, along with the interest expense associated with our borrowings under the credit facility with Silicon Valley Bank.

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

Our failure to significantly increase our revenues or sufficiently reduce our operating expenses will result in continuing losses and negative cash flow. We incurred losses from continuing operations of $3.9 million for the three months ended December 31, 2002 and have incurred losses from continuing operations of $34.3 million, $41.7 million and $17.6 million for fiscal years ended September 30, 2002, 2001 and 2000, respectively. We used $0.7 million of cash during the three months ended December 31, 2002. We used $10.7 million and $2.1 million of cash during fiscal years ended September 30, 2002 and 2001, respectively. Our cash, cash equivalents and short-term investments, including $6.0 million of cash borrowed from under our credit facility, totaled $24.3 million at December 31, 2002. Even if we reach profitability and maintain positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

We may incur negative cash flow in the future particularly to the extent we complete any acquisition opportunities or are unable to increase our revenues and/or decrease our costs and expenses. As a result of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to achieve and maintain positive cash flow.

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

ILECs have been aggressively marketing DSL services principally focusing on residential services. Prior to the acquisition of Cayman, we had not sold meaningful quantities of our broadband Internet equipment to ILECs in the United States. As a result of our acquisition of Cayman, we have expanded the channels through which we sell our products to include ILEC customers, such as SBC and BellSouth, and have committed resources that are focused on expanding our presence in the ILEC channel both domestically and internationally in response to changing market conditions. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, a long-term contract cycle and intense price pressures. ILECs currently obtain equipment from our competitors, such as Thomson Corporation (Thomson), Siemens (through its Efficient Networks subsidiary), Westell Technologies, Inc. (Westell), ZyXEL Communications Co. (ZyXEL), Linksys Group Inc. (Linksys) and 2Wire, Inc. (2Wire), who have proven to be strong competitors. There is no guarantee we will be successful in retaining the customers acquired in connection with our acquisition of Cayman or our ability to successfully expand our presence in the ILEC market. If we fail to retain the customers acquired in connection with our acquisition of Cayman or fail to penetrate further the ILEC market for our products and services, our business may be materially and adversely affected.

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

We have historically developed, marketed and sold business class broadband Internet equipment products to CLECs serving the business market for DSL Internet connectivity. Through our acquisitions of Cayman in October 2001 and DoBox in March 2002, we believe that we have acquired existing customer relationships, products and technology that will enable us to more quickly develop, enhance and market broadband Internet equipment products and services to ILECs serving the residential market. There are numerous risks associated with our entrance into the residential broadband gateway market such as:

•	The ability to design and develop products that meet the needs of the residential market;

•	The ability to successfully market these products to ILECs currently serving this market;

•	The ability to dislodge current suppliers of residential class broadband gateways; and

•	Our failure to successfully complete and bring to market the products and technology acquired in connection with our acquisitions of Cayman and DoBox.

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

Prior to our acquisition of Cayman in October 2001, our most significant customers were CLECs and ISPs. Since the middle of calendar year 2000, CLECs have experienced significant business difficulties due to an inability to obtain financing to continue to build out their networks. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock. During the last two years, three of our CLEC customers, Covad, Rhythms NetConnections, Inc. (Rhythms), and NorthPoint have demonstrated the following market difficulties:

•

Covad, our largest customer in the three months ended December 31, 2002 and in fiscal years 2002, 2001 and 2000, has reduced its breadth of network build-out and significantly scaled back its operations. In addition, Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital-restructuring plan. In November 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad emerged from bankruptcy in December 2001 upon closing the SBC funding. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003;

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

Like the CLECs, ISPs also have struggled for the past two years. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, the lack of differentiation has led to significant erosion in the prices charged to customers. Many of our ISP customers such as Mpower Communications Corp., PSINet, Inc. (PSINet), Onsite Access Inc. and Business Telecommunications, Inc., have all experienced business difficulties and some have filed for bankruptcy or ceased operations. PSINet, which had been one of our key ISP customers, filed a voluntary petition under the Bankruptcy Act in June 2001, and no longer is purchasing products from us. The pricing pressure for ISPs continues to date, and, accordingly, sales of our products to ISPs remain difficult. The financing market for CLECs and ISPs has remained difficult and has been largely closed in calendar years 2001 and 2002, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable.

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

Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. For the three months ended December 31, 2002, there were 6 customers who each individually represented at least 5% of our revenues and in the aggregate accounted for 50% of our total revenues. For the three months ended December 31, 2002, both Covad and SBC accounted for 13% each, of our total revenues. For the fiscal year ended September 30, 2002, there were four customers who each individually represented at least 5% of our revenues and in the aggregate, accounted for 36% of our total revenues. In fiscal year 2002, sales to Covad and Ingram Micro represented approximately 13% and 12%, respectively, of our total revenues.

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

In the market for broadband Internet equipment, we primarily compete with Thomson, Cisco Systems, Inc. (Cisco), Siemens (through its Efficient Networks subsidiary), Linksys, 2Wire, Westell, and ZyXEL.

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

We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products and services that provide increasingly higher levels of performance, reliability, compatibility, and cost savings for our customers. We will need to continue to integrate our DSL router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of each of our DSL products. Currently, our router products are fully integrated with Copper Mountain Networks, Inc.’s central office access concentrators and are interoperable with Alcatel, Cisco, LM Ericsson Telephone Company (Ericsson), Lucent Technologies Inc., Nortel Networks Corporation, Nokia Corporation, Paradyne Networks, Inc. and Zhone Technologies, Inc. central office access concentrators.

We have recently developed and introduced a new broadband services platform that enables network operations centers of broadband service providers the ability to remotely manage, support, and troubleshoot installed broadband gateways thereby reducing support costs. We believe this service delivery platform is new to and has unique features in the market for broadband services and can assist us in differentiating our products and services from those of our competitors. While this platform is based upon technology developed within Netopia, it is relatively new and we cannot provide any assurance that, when deployed in mass scale, it will perform as expected, there are no hidden bugs or defects, or it will be widely adopted by the customers to whom we are marketing the platform.

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

Our stock price may be volatile, which may result in substantial losses for our stockholders.

The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results;

•	Changes in securities analysts’ estimates of our financial performance;

•	Changes in market valuations of similar companies;

•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Losses of major customers, major projects with major customers or the failure to complete significant licensing transactions;

•	Additions or departures of key personnel;

•	Volatility generally of securities of companies in our industry;

•	General conditions in the broadband communications industry, in particular the DSL market, or the domestic and worldwide economies;

•	Decreases or delays in purchases by significant customers;

•	A shortfall in revenue or earnings from securities analysts’ expectations or other announcements by securities analysts;

•	Our ability to protect and exploit our intellectual property or defend against the intellectual property rights of others; and

•	Developments in our relationships with customers, distributors and suppliers.

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

PART I.	FINANCIAL INFORMATION
Item 3.	Quantitative and Qualitative Di sclosures About Market Risk

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

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our investment portfolio at December 31, 2002 and 2001. All of our investments mature in twelve months or less.

	December 31, 2002			December 31, 2001

Principal (notional) amounts in United States dollars:	Cost basis	Fair market value	Average interest rate	Cost basis	Fair market value	Average interest rate

	(in thousands)			(in thousands)
Cash equivalents – fixed rate (a)	$14,867	$14,867	1.01%	$30,141	$30,176	1.93%

(a) Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.

Our market interest rate risk relates primarily to changes in the United States short-term prime interest rate. These changes impact the price and yield of our short-term investments. We minimize this risk by following a policy of portfolio diversification.

Foreign Currency Exchange Risk

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at December 31, 2002 and 2001. The accounts receivable at December 31, 2002 are valued at the United States/Euro exchange rate as of December 31, 2002 and the accounts receivable at December 31, 2001 are valued at the United States/Euro exchange rate as of December 31, 2001. The carrying value approximates fair value at December 31, 2002 and 2001.

	December 31, 2002		December 31, 2001

Principal (notional) amounts in United States dollars:	Exchange rate	Carrying amount	Exchange rate	Carrying amount

	(in thousands)		(in thousands)
Accounts receivable denominated in Euros	$1,341	1.0202	$1,411	0.8915

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at December 31, 2002 and 2001. The carrying value approximates fair value at December 31, 2002 and 2001.

	December 31, 2002			December 31, 2001

Principal (notional) amounts in Euros:	Carrying amount	Spot rate	Settlement date	Carrying amount	Spot rate	Settlement date

	(in thousands)			(in thousands)
Currency exchange forward contract # 1	$477	0.9751	January 2003	$44	0.8904	January 2002
Currency exchange forward contract # 2	$197	0.9829	February 2003	$223	0.8743	January 2002
Currency exchange forward contract # 3	$—	—	—	$131	0.8728	February 2002

Our foreign currency exchange risk relates to changes in the value of the Euro relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

PART I.    FINANCIAL INFORMATION
Item 4.       Controls and Procedures

As of a date within ninety (90) days of the date of this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART II.     OTHER INFORMATION
Item 6.         Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit Number	Description

	99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We did not file any reports on Form 8-K during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2003	NETOPIA, INC.
(Registrant)

	By:	/s/ ALAN B. LEFKOF

Alan B. Lefkof
President and Chief Executive Officer

	By:	/s/ WILLIAM D. BAKER

Senior Vice President, Finance and Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Alan B. Lefkof, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Netopia, Inc., the registrant;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

		By:	/s/ ALAN B. LEFKOF

Alan B. Lefkof
President and Chief Executive Officer

CERTIFICATION

I, William D. Baker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Netopia, Inc., the registrant;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

		By:	/s/ WILLIAM D. BAKER

William D. Baker
Senior Vice President, Finance and Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)