Form 10-Q
period 2003-03-31
NETOPIA INC
filed 2003-05-15
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by ☒ check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of March 31, 2003 there were 19,298,825 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2003	September 30, 2002*
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,220	$25,022
Short-term investments	10	—
Trade accounts receivable less allowance for doubtful accounts and returns of $350 and $567 at March 31, 2003 and September 30, 2002, respectively	13,115	9,950
Inventory	5,703	6,259
Prepaid expenses and other current assets	1,630	1,731

Total current assets	41,678	42,962
Furniture, fixtures and equipment, net	4,601	5,507
Acquired technology, net	4,961	5,538
Other intangible assets and goodwill, net	2,372	2,157
Long-term investments	1,006	1,463
Deposits and other assets	1,259	1,368

TOTAL ASSETS	$55,877	$58,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,193	$7,088
Accrued compensation	2,023	2,736
Accrued liabilities	2,504	2,245
Deferred revenue	1,401	2,223
Borrowings under term loans	250	—
Other current liabilities	51	42

Total current liabilities	13,422	14,334
Long-term liabilities:
Borrowings under credit facility and term loans	8,729	4,428
Other long-term liabilities	252	186

Total liabilities	22,403	18,948

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 19,298,825 and 18,905,223 shares issued and outstanding at March 31, 2003 and September 30, 2002, respectively	19	19
Additional paid-in capital	147,976	147,485
Accumulated deficit	(114,521)	(107,457)

Total stockholders’ equity	33,474	40,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,877	$58,995

*	Derived from the audited consolidated balance sheet dated September 30, 2002 included in the Company’s 2002 Annual Report on Form 10-K. See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
REVENUES:
Internet equipment	$14,838	$11,239	$29,434	$23,050
Web platform licenses and services	4,400	4,470	9,407	8,544

Total revenues	19,238	15,709	38,841	31,594

COST OF REVENUES:
Internet equipment	10,920	7,928	21,631	15,311
Web platform licenses and services	345	146	774	310

Total cost of revenues	11,265	8,074	22,405	15,621

GROSS PROFIT	7,973	7,635	16,436	15,973

OPERATING EXPENSES:
Research and development	4,026	4,348	8,009	8,495
Research and development project cancellation costs	—	—	606	—
Selling and marketing	5,130	5,975	10,791	12,102
General and administrative	1,107	1,267	2,535	2,241
Amortization of intangible assets	374	374	748	749
Restructuring costs	—	—	342	482
Integration costs	—	—	—	309
Acquired in-process research and development	—	1,908	—	4,058

Total operating expenses	10,637	13,872	23,031	28,436

OPERATING LOSS	(2,664)	(6,237)	(6,595)	(12,463)
Other income (loss), net
Loss on impaired securities	(457)	(1,400)	(457)	(1,400)
Other income (expense), net	(5)	80	(12)	236

Other income (loss), net	(462)	(1,320)	(469)	(1,164)

NET LOSS	$(3,126)	$(7,557)	$(7,064)	$(13,627)

Per share data, net loss:
Basic and diluted net loss per share	$(0.16)	$(0.41)	$(0.37)	$(0.75)

Shares used in the per share calculations	19,163	18,255	19,033	18,173

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended March 31,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(7,064)	$(13,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,840	4,077
Charge for in-process research and development		4,058
Loss on impaired securities	457	1,400
Write-off of capitalized software development costs	137	—
Changes in allowance for doubtful accounts and returns on accounts receivable	(218)	559
Changes in operating assets and liabilities:
Trade accounts receivable	(2,947)	(1,671)
Inventory	556	1,011
Prepaid expenses and other current assets	101	122
Deposits and other assets	(829)	3
Accounts payable and accrued liabilities	(644)	3,406
Deferred revenue	(874)	(632)
Other liabilities	423	1,412

Net cash provided by (used in) operating activities	(8,062)	118

Cash flows from investing activities:
Purchase of short-term investments	(10)	(848)
Proceeds from the sale of short-term investments	—	13,113
Purchase of furniture, fixtures and equipment	(772)	(3,539)
Acquisition of businesses	—	(19,096)

Net cash used in investing activities	(782)	(10,370)

Cash flows from financing activities:
Borrowings under credit facility and term loans	4,551	—
Proceeds from the issuance of common stock	491	676

Net cash provided by financing activities	5,042	676

Net decrease in cash and cash equivalents	(3,802)	(9,576)
Cash and cash equivalents, beginning of period	25,022	35,703

Cash and cash equivalents, end of period	$21,220	$26,127

Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock for acquired in process research and development	$—	$1,485

See accompanying notes to unaudited condensed consolidated financial statements

NETOPIA, INC. AND SUBSIDIARIES

Notes To Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in the Company’s opinion are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (SEC). The consolidated results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2003.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. This adoption of the disclosure provisions had no significant impact on the Company’s consolidated financial statements.

(3)	Acquisitions

DoBox, Inc. (DoBox). In March 2002, the Company purchased substantially all of the assets and assume certain liabilities of DoBox, a developer of broadband gateway parental control, content filtering and family firewall software. The Company purchased DoBox primarily for its technology. The Company accounted for the acquisition as a purchase of net assets. The aggregate purchase price of the transaction was $1.9 million, based upon consideration paid at closing.

The transaction did not meet the criteria of a business combination as outlined by EITF 98-3, Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business, because upon acquisition, the net asset acquired did not have any significant outputs. Accordingly, the excess purchase price over the net tangible assets received was attributed to in-process research and development and was expensed in the accompanying condensed consolidated statement of operations.

Cayman Systems, Inc. (Cayman). In October 2001, the Company and Cayman, a Massachusetts corporation, consummated a merger (the Merger) whereby Amazon Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Netopia (Merger Sub), was merged with and into Cayman pursuant to an Agreement and Plan of Merger and Reorganization (the Merger Agreement) dated as of September 19, 2001, as amended. Cayman, a developer and supplier of business class broadband gateways, has survived the Merger as a wholly owned subsidiary of Netopia. The Company purchased Cayman primarily for its technology, product and customer base. The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was $14.9 million, based on the consideration paid at closing.

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

The Company’s intangible assets at March 31, 2003 consist primarily of identifiable intangible assets acquired in connection with the Cayman acquisition, which the Company is amortizing on a straight-line basis over their estimated useful lives, and goodwill acquired in connection with the acquisitions of WebOrder and netOctopus which the Company is not amortizing.

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

The Company performed the annual impairment test required by SFAS No. 142 on August 31, 2002 for its two reporting units. To complete the first step of the analysis, the Company discounted the cash flows generated by its Internet equipment and Web platforms reporting units’ 5 year plans and applied the Gordon Growth factor to determine the residual value. To complete the second step of the analysis, the Company used an independent third party valuation consultant to determine the value of the intangible assets of the Internet equipment reporting unit as compared to the excess of fair value over the net book value of the assets of the Internet equipment-reporting unit. At August 31, 2002, the implied fair value of the Company’s Internet equipment reporting unit was found to be less than its carrying amount and as a result, the Company recorded a charge to its Consolidated Statement of Operations in the fiscal year ended September 30, 2002.

Detail of the Company’s identifiable intangible assets, by reporting unit, as of March 31, 2003 is as follows:

	Acquisition date	Balance at September 30, 2002	Identifiable intangible assets acquired during the period	Amortization expense	Balance at March 31, 2003
		(in thousands)
Internet equipment:
Acquired technology	October 2001	$5,538	$—	$576	$4,962
Sales channel relationships	October 2001	1,035	—	172	863

Subtotal		6,573	—	748	5,825

Web platforms:
Marketing license	July 1999	138	—	138	—
Marketing license	January 2003	—	700	176	524

Total		$6,711	$700	$1,062	$6,349

Detail of the Company’s goodwill, by reporting unit, as of March 31, 2003 is as follows:

	Acquisition date	Balance at September 30, 2002	Goodwill acquired during the period	Goodwill impairment charges	Balance at March 31, 2003
		(in thousands)
Web platforms:
WebOrder	March 2000	$519	$—	$—	$519
netOctopus	December 1998	465	—	—	465

Total		$984	$—	$—	$984

(5)	Inventory

Inventory consisted of the following:

	March 31, 2003	September 30, 2002
	(in thousands)
Raw materials	$2,112	$3,646
Work in process	291	85
Finished goods	3,300	2,528

Total	$5,703	$6,259

(6)	Per Share Calculation

Basic net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period plus potential dilutive shares from options and warrants outstanding using the treasury stock method. All potential dilutive common shares have been excluded from the computation of the diluted loss per share for the three and six months ended March 31, 2003 and 2002, as their effect on the loss per share was anti-dilutive.

For the three and six months ended March 31, 2003, potential dilutive common shares excluded from the computation of diluted loss per share consisted of options to purchase common stock totaling 7,156,987 shares, with a weighted average exercise price of $4.22. For the three and six months ended March 31, 2002, potential dilutive common shares excluded from the computation of diluted loss per share consisted of options to purchase common stock totaling 6,493,292 shares, with a weighted average exercise price of $4.95, as well as a warrant to purchase common stock totaling 5,000 shares.

(7)	Stock Based Compensation.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. We have chosen to account for stock based compensation using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options we issue, no compensation expense is recognized for stock options issued to employees. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. We will continue to account for our stock based compensation according to the provisions of APB No. 25.

If we elected to use the fair value method of accounting for stock based compensation as prescribed by SFAS No. 123, the net loss and loss per share for the three and six months ended March 31, 2003 and 2002 would have been the pro forma amounts as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Net loss—as reported	$(3,126)	$(7,557)	$(7,064)	$(13,627)
Stock based compensation expense as prescribed by SFAS No. 123	1,620	2,054	3,771	3,716

Net loss—pro forma	$(4,746)	$(9,611)	$(10,835)	$(17,343)

Basic and diluted net loss per share—as reported	$(0.16)	$(0.41)	$(0.37)	$(0.75)

Basic and diluted net loss per share—pro forma	$(0.25)	$(0.53)	$(0.57)	$(0.95)

(8)	Stock Option Plans

Employee Stock Purchase Plan. An amendment to the Company’s Employee Stock Purchase Plan was approved at the Company’s Annual Meeting of Stockholders in January 2003 to (a) increase the number of shares of common stock available for issuance under the plan by 750,000 shares to a total of 3,000,000 shares, and (b) increase the number of shares of common stock that each participating employee may purchase in any purchase period from 2,000 shares to 5,000 shares.

Stock Option Plans. Amendments to the Company’s Automatic Option Grant Programs that are included in the 1996 Stock Option Plan and 2002 Equity Incentive Plan to increase the number of options granted to non-employee directors of the Company were approved at the Company’s Annual Meeting of Stockholders in

January 2003. As amended, the Automatic Option Grant Programs provide that each non-employee director who is first elected or appointed on or after the date of the 2003 Annual Meeting of Stockholders will receive the grant of an option to purchase 50,000 shares of common stock. The Automatic Option Grant Programs will also provide for the grant on the date of each annual stockholder meeting beginning with the 2003 Annual Meeting of Stockholders of (a) an option to purchase 15,000 shares of common stock to each non-employee director, and (b) an additional option to purchase 5,000 shares of common stock to each non-employee director who is a member of the Audit Committee of the Company’s Board of Directors.

(9)	Segment, Geographic and Significant Customer Information

Segment Information. The Company has adopted the provisions of SFAS No. 131, which establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Netopia’s Chief Executive Officer (CEO) is considered the Company’s CODM. For purposes of making operating decisions and assessing financial performance, the Company’s CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

	Three months ended March 31,
	2003			2002
	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total
	($ in thousands)
Revenue	$14,838	$4,400	$19,238	$11,239	$4,470	$15,709
Cost of revenues	10,920	345	11,265	7,928	146	8,074

Gross profit	3,918	4,055	7,973	3,311	4,324	7,635
Gross margin	26%	92%	41%	29%	97%	49%
Unallocated operating expenses	—	—	10,637	—	—	13,872

Operating loss	—	—	$(2,664)	—	—	$(6,237)

	Six months ended March 31,
	2003			2002
	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total
	($ in thousands)
Revenue	$29,434	$9,407	$38,841	$23,050	$8,544	$31,594
Cost of revenues	21,631	774	22,405	15,311	310	15,621

Gross profit	7,803	8,633	16,436	7,739	8,234	15,973
Gross margin	27%	92%	42%	34%	96%	51%
Unallocated operating expenses	—	—	23,031	—	—	28,436

Operating loss	—	—	$(6,595)	—	—	$(12,463)

Geographic Information. The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in four regions: United States, Europe, Canada, and Asia Pacific and other. Revenues outside of the United States are primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company’s revenues by geographic region for the three and six months ended March 31, 2003 and 2002 is as follows:

	Three months ended March 31,				Six months ended March 31,
	2003		2002		2003		2002
	($ in thousands)
Europe	$5,176	27%	$2,778	18%	$9,607	25%	$4,617	15%
Canada	270	1%	406	3%	499	1%	636	2%
Asia Pacific and other	667	4%	600	4%	1,069	3%	911	3%

Subtotal international revenue	6,113	32%	3,784	24%	11,175	29%	6,164	20%
United States	13,125	68%	11,925	76%	27,666	71%	25,430	80%

Total revenues	$19,238	100%	$15,709	100%	$38,841	100%	$31,594	100%

The Company has no material operating assets outside the United States.

Customer Information. Historically, the Company has sold its products to ILECs, competitive local exchange carriers (CLECs), distributors, Internet service providers (ISPs) and directly to end-users. Disaggregated financial information regarding the Company’s customers who accounted for 10% or more of the Company’s revenue for the three and six months ended March 31, 2003 and 2002 is as follows:

	Three months ended March 31,				Six months ended March 31,
	2003		2002		2003		2002
	($ in thousands)
Covad Communications Company (Covad)	$3,052	16%	$1,952	12%	$5,636	15%	$3,418	11%
SwissCom AG (Swisscom)	2,387	12	—	—	3,410	9	—	—
SBC Communications, Inc. (SBC)	1,931	10	19	0	4,502	12	1,491	5
Ingram Micro Inc. (Ingram Micro)	1,192	6	2,003	13	2,609	7	3,932	12
BellSouth Telecommunications, Inc. (BellSouth)	611	3	1,875	12	1,531	4	3,341	11

No other customers during the three and six months ended March 31, 2003 and 2002 accounted for 10% or more of the Company’s total revenues. For the three months ended March 31, 2003 and 2002, there were four and three customers, respectively, who each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 45% and 37%, respectively, of the Company’s total revenues. For the six months ended March 31, 2003 and 2002, there were four and three customers, respectively, who each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 42% and 34%, respectively, of the Company’s total revenues

The following table sets forth the accounts receivable balances at March 31, 2003 and 2002 for the customers identified above along with such data expressed as a percentage of total accounts receivable:

	March 31,
	2003		2002
	($ in thousands)
Covad	$1,728	13%	$162	2%
Swisscom	1,791	14	—	—
SBC	1,383	11	166	2
Ingram Micro	995	8	1,368	13
BellSouth	371	3	1,889	18

(10)	Long-Term Investments

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath Networks Inc. (MegaPath). MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During the three and six months ended March 31, 2003, MegaPath purchased $0.4 million and $0.8 million, respectively, of the Company’s products. At March 31, 2003, MegaPath’s account receivable with the Company was $0.2 million. In fiscal year 2002, the Company recorded a $1.4 million loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the valuation of MegaPath based upon its most recent round of financing. During fiscal year 2002, the Company purchased $0.4 million of Series E Preferred stock in MegaPath and currently owns approximately 4.0% of MegaPath. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its investment in Series D and Series E Preferred shares is not less than the Company’s $1.0 million carrying value at March 31, 2003. After March 31, 2003, MegaPath completed an additional round of financing in which the Company invested $26,000, the pro-rata amount required to maintain its pro-rata investment interest.

In fiscal year 2000, the Company purchased $2.0 million of Series C Preferred Stock in Everdream Corporation (Everdream). Everdream provides outsourced information technology expertise, products and services that enable small and medium size businesses to focus on their core competencies. Everdream did not purchase any of the Company’s products during the three or six months ended March 31, 2003 and did not account for any accounts receivable at March 31, 2003. In fiscal year 2002, the Company recorded a $1.5 million loss on impaired securities related to its investment in Everdream. During the three months ended March 31, 2003, the Company recorded a $0.5 million loss on impaired securities, fully impairing the remaining balance of the Company’s investment in Everdream. These impairments were recorded based on valuations determined in subsequent financings and the Company’s relative ownership interest in Everdream.

(11)	Restructuring Costs

During the three months ended December 31, 2002, the Company recorded a restructuring charge of $0.3 million primarily consisting of employee severance benefits related to a reduction in the Company’s workforce, and facility closure costs related to the closure of a sales office in Hong Kong. Details of the restructuring charge is as follows:

	Employee severance benefits	Facility closure costs	Other	Total
	(in thousands)
Total charge	$313	$25	$4	$342
Less: Amounts paid	304	12	—	316
Non-cash charges	—	—	4	4

Balance at March 31, 2003	$9	$13	$—	$22

During the three months ended December 31, 2001, the Company recorded a restructuring charge of $0.5 million primarily consisting of employee severance benefits related to a reduction in the Company’s workforce of approximately 24 people whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. Details of the restructuring charge is as follows:

	Employee severance benefits	Other	Total
Total charge	$394	$88	$482
Less: Amounts paid	307	—	307
Non-cash charges	—	58	58

Balance at March 31, 2003	$87	$30	$117

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

	Employee severance benefits	Internet portal exit costs	Facility costs	Total
	(in thousands)
Total charge	$475	$510	$88	$1,073
Less:
Amounts paid	344	97	88	529
Non-cash charges	63	413	—	476

Balance at March 31, 2003	$68	$—	$—	$68

(12)	Integration Costs

During the three months ended December 31, 2001, the Company recorded a charge of $0.3 million for integration costs incurred in connection with integrating Cayman’s customers, systems and operations. Details of the charge for integration costs is as follows:

	Customer integration communications	Systems integration	Total
	(in thousands)
Total charge	$269	$40	$309
Less amounts paid	269	29	298

Balance at March 31, 2003	$—	$11	$11

(13)	Terminated Merger Costs

During fiscal year 2001, the Company recorded a non-recurring charge of $2.6 million for costs incurred in connection with the terminated merger between the Company and Proxim, Inc (Proxim). The non-recurring charge consisted of fees for accounting and legal advisory services, initiation of joint marketing and research and development expenses in anticipation of the merger that we had undertaken at the direction of Proxim, certain shared merger costs, and other related expenses. During the three months ended March 31, 2003, the Company reversed the remaining balance of the terminated merger costs because these costs were estimated to be over-accrued. Details of the charge is as follows:

	Accounting and legal advisory services	Joint marketing commitments	Joint research and development costs	Shared merger costs	Other	Total
	(in thousands)
Total charge	$1,257	$572	$429	$150	$232	$2,640
Less:
Amounts paid	1,257	560	429	117	216	2,579
Non-cash charges	—	—	—	—	16	16

Balance at September 30, 2002	—	12	—	33	—	45

Less: Non-cash charges	—	(12)	—	(33)	—	(45)

Balance at March 31, 2003	$—	$—	$—	$—	$—	$—

(14)	Credit Facility and Term Loans

Credit Facility. In June 2002, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the Credit Facility). Pursuant to the Credit Facility, the Company may borrow up to $15.0 million from time to time from Silicon Valley Bank. The term of the Credit Facility is two years. The Company must maintain an adjusted quick ratio, as defined as the ratio of (i) the Company’s unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley Bank’s Investment Product Services Division (ISP Division) to (ii) the Company’s current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.25 to 1 from June 2002 through December 31, 2002 and 1.5 to 1 from January 1, 2003 to the end of the term.

On February 12, 2003, Silicon Valley Bank amended the tangible net worth covenant whereby the Company must maintain a minimum tangible net worth of $23.5 million through June 2003, rather than the $32.0 million minimum tangible net worth covenant in the original Credit Facility. The minimum tangible net worth covenant was amended because the Company had not met the original tangible net worth covenant of $32.0 million at September 30, 2002 or December 31, 2002. Silicon Valley Bank waived the Company’s default of the tangible net worth covenant at September 30, 2002 on December 9, 2002, and waived the Company’s default of the tangible net worth covenant at December 31, 2002 on February 11, 2003. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility agreement. The minimum tangible net worth covenant will be reset for the second year of the Credit Facility upon agreement between the Company and Silicon Valley Bank.

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. At March 31, 2003, the interest rate was 5.0%. The credit limit is determined based on a formula related to the amount of accounts receivable and inventory at any particular time. The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

As of March 31, 2003, the Company had outstanding borrowings of $8.5 million, collateralized by the Company’s accounts receivable and inventory. This borrowing was recorded as a long-term liability on the Company’s March 31, 2003 condensed consolidated balance sheet based upon the contractual repayment terms that exceed one year from the balance sheet date. As of March 31, 2003, the Company’s actual borrowing exceeded its borrowing availability under the Credit Facility by approximately $2.8 million. On May 2, 2003, Silicon Valley Bank provided a temporary waiver of compliance for repayment of the overadvance.

Term Loan A. On February 25, 2003, Silicon Valley Bank made a separate term loan to the Company in the original principal amount of $0.2 million. The principal amount of Term Loan A is payable in equal monthly payments of principal in the amount of $8,333.33 per month, commencing on March 1, 2003 and continuing until paid in full. Term Loan A bears interest at a rate equal to Silicon Valley Bank’s prime rate plus 0.75% per annum. At March 31, 2003, the interest rate was 5%. Upon the repayment of any portion of Term Loan A, such portion may not be reborrowed. The outstanding principal balance of Term Loan A shall be reserved from the amount of credit facility otherwise available to the Company.

Term Loan B. On February 25, 2003, Silicon Valley Bank made a separate term loan to the Company in the original principal amount of $0.3 million. The principal amount of Term Loan B is payable in equal monthly payments of principal in the amount of $12,500.00 per month, commencing on March 1, 2003 and continuing until paid in full. Term Loan B bears interest at a rate equal to Silicon Valley Bank’s prime rate plus 0.75% per annum. At March 31, 2003, the interest rate was 5%. Upon the repayment of any portion of Term Loan B, such portion may not be reborrowed.

(15)	Other Income (Loss), Net

Other income (loss), net consists of losses on impaired securities and other income (expense) which consists primarily of interest income the Company earns on its cash, cash equivalents and short-term investments, interest expense related to the Company’s borrowing under its credit facility and gains and losses on foreign currency transactions. The following table sets forth for the periods indicated, detail of the Company’s other income (loss), net:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Loss on impaired securities	$(457)	$(1,400)	$(457)	$(1,400)
Other income (expense), net
Interest income	39	106	112	308
Interest expense	(77)	—	(143)	—
Other income (expense)	33	(26)	19	(72)

Subtotal	(5)	80	(12)	236

Total	$(462)	$(1,320)	$(469)	$(1,164)

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

Overview

We develop, market and support broadband equipment, software and services that enable our carrier and broadband service provider customers to simplify and enhance the delivery of broadband services to their residential and enterprise-class customers. Our product and service offerings enable carriers and broadband service providers to (i) improve their profitability with feature rich routers and gateways, and software that “manages to the edge” of the network to reduce costs, and (ii) provide value-added services to enhance revenue generation. These bundled service offerings often include digital subscriber line (DSL) or broadband cable equipment bundled with backup, bonding, virtual private networking (VPN), firewall protection, parental controls, Web content filtering, integrated voice and data, and eSite and eStore hosting.

Broadband Equipment. We have developed a comprehensive line of broadband Internet gateways, which allow the transport of high-speed data over the local, copper loop and enable telecommunications carriers to provide cost-effective and high-speed services over existing copper infrastructure. Our products support many types of high-speed wide area network (WAN) interfaces, including connectivity for asynchronous DSL (ADSL), Symmetric High bit-rate Digital Subscriber Loop (SHDSL), symmetric DSL (SDSL), integrated services digital network DSL (IDSL), Ethernet, Cable, T1, Fractional T1, 56K digital dataphone service (DDS), Dual Analog, integrated services digital network (ISDN), and wireless networks. Our broadband Internet gateway family includes routers and modems for data services and integrated access devices (IADs) for combined voice and data services, all of which are designed to deliver high performance, excellent reliability and scalability, all the while maintaining affordability for the customer. We believe a key to our success is comprehensive interoperability with leading central office equipment and a common firmware platform across all WAN connections. The substantial majority of our revenues are derived from sales of our broadband Internet gateways, in particular our DSL routers and modems. When reading our consolidated statement of operations, revenues and cost of revenues related to the sale of our broadband Internet equipment are classified as “Internet equipment.”

Broadband Services. Our service delivery platform includes the netOctopus suite of broadband gateway, PC management and customer support software solutions, Web eCommerce server software and Timbuktu software solutions. netOctopus server software products enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to “manage to the edge” of their network. netOctopus Desktop Support and eCare software enable broadband service providers and traditional enterprises to support their customers by remotely viewing and operating the customer’s desktop computer. The Netopia Web eCommerce server solution provides “no assembly required” Web sites and online stores, what we refer to as eSites and eStores, with a wide variety of vertical market content packages to suit many needs, from franchisees to sole proprietors. Timbuktu software solutions include systems management tools such as remote control, remote computer configuration and file transfer. When reading our consolidated statement of operations, revenues and cost of revenues related to the sale of our broadband services are classified as “Web platform licenses and services.”

We sell our products both domestically, in the United States, and internationally, primarily in Europe. We primarily sell our broadband equipment and broadband services to:

•	Telecommunication carriers, including incumbent local exchange carriers (ILECs), such as SBC Communications Inc. (SBC), SwissCom AG (Swisscom), BellSouth Telecommunications, Inc. (BellSouth) and Verizon Communications Inc. (Verizon); competitive local exchange carriers (CLECs), including Covad Communications Company (Covad), McLeodUSA Incorporated (McLeod) and NextGenTel; Internet service providers (ISPs), including DSL.Net, Inc. (DSL.Net) and Integra Telecom, Inc. (Integra Telecom); and Internet Exchange Carriers (IXCs) including AT&T Corp. (AT&T), Sprint Corporation (Sprint) and WorldCom, Inc. (WorldCom);

•	Distributors, including Ingram Micro Inc. (Ingram Micro), Groupe Softway (Softway) and Tech Data Corporation (Tech Data); and

•	Directly to end-users.

Historically, we have depended upon the ability of our customers to successfully offer broadband services, in particular DSL services. Prior to our acquisition of Cayman Systems, Inc. (Cayman), our largest customers were CLECs. Many CLECs have incurred operating losses and negative cash flows as they attempted to establish their networks and operations, and many have filed for protection under the Bankruptcy Act or ceased operations. Most notably, Covad, which currently is our largest CLEC customer and was our largest customer during the three and six months ended March 31, 2003, filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital-restructuring plan. Covad emerged from bankruptcy in December 2001 and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003. Additionally, the financial instability of the telecommunications industry was highlighted in July 2002 when WorldCom and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to accounts receivable, inventories, investments and intangible assets. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition. We recognize revenue from the sale of Internet equipment when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collectibility is reasonably assured. We recognize revenue from the sale of Web platform licenses and services in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the specific objective evidence of the fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer. We recognize revenue from long-term software development contracts using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage of completion method, we recognize revenue as certain results are achieved with consideration to the costs incurred.

Goodwill. On October 1, 2001, we early adopted SFAS No. 142, which provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We will perform our annual impairment test, as required by SFAS No. 142, in our fiscal fourth quarter. We did not perform an impairment test during the six months ended March 31, 2003, as there are no indicators of impairment related to the value of our goodwill. As of March 31, 2003, we had approximately $1.0 million of goodwill related to our acquisitions of WebOrder and netOctopus.

Impairment of Long-Lived Assets, Including Identifiable Intangibles. We elected to adopt early the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on October 1, 2001. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We evaluate our long-lived assets, including identifiable intangible assets in accordance with SFAS No. 144 and test our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset group which represents the lowest level for which identifiable cash flows exist. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and is allocated to the long-lived assets of the asset group on a pro rata basis. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. At March 31, 2003, our identifiable intangible assets consisted of developed product technology, core technology and sales channel relationships related to the acquisition of Cayman. We did not test our long-lived assets and identifiable intangibles for impairment during the six months ended March 31, 2003, because there were no events or changes in circumstances that would indicate that the carrying amount of the asset groups may not be recoverable. As of March 31, 2003, we had $5.8 million of identified intangible assets that are related to our acquisition of Cayman.

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

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. We have chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options we issue, no compensation expense is recognized for stock options issued to employees. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. We will continue to account for our stock based compensation according to the provisions of APB No. 25.

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

Non-Marketable Securities. We periodically make strategic investments in companies whose stock is not currently traded on a stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments, as we do not exert significant influence over these investments. We review these investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a total carrying value of $1.0 million as of March 31, 2003, and have been permanently written down a total of $3.4 million from original cost. Also, future adverse changes in market conditions or poor operating results of underlying investments could result in significant additional impairment charges in the future.

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

Provision for Income Taxes. We did not record an income tax benefit for the three or six months ended March 31, 2003 or fiscal years 2002, 2001 and 2000 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a full valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our estimates for fiscal year 2003 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in an income tax benefit.

Available-for-Sale Securities. We classify certain of our cash equivalents and all our marketable investment securities as available-for-sale. The securities are carried at fair value, which approximates cost. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income, net.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of March 31, 2003, our principal source of liquidity included cash, cash equivalents and short-term investments of $21.2 million, a credit facility with a maximum borrowing capacity of $15.0 million from which we had outstanding borrowings of $8.5 million and no additional amounts available to borrow, and two term loans from which we had amounts outstanding of $0.5 million.

Cash, Cash Equivalents and Short-Term Investments. The following table sets forth our cash, cash equivalents and short-term investments as of March 31, 2003 and September 30, 2002.

	March 31, 2003	September 30, 2002	Increase/(decrease)
			$	%
	($ in thousands)
Cash, cash equivalents and short-term investments	$21,220	$25,022	$(3,802)	(15%)

For the six months ended March 31, 2003, cash and cash equivalents decreased primarily due to the cash used by our operating activities and purchases of capital equipment partially offset by increased borrowings under our credit facility and term loans as well as proceeds from the issuance of common stock related to activities under our Employee Stock Purchase Program.

•	Our operating activities excluding the changes in operating assets and liabilities, used $3.8 million to support our net loss;

•	We purchased $0.8 million of capital equipment primarily related to equipment to enhance the capabilities of our test laboratory;

•	Changes in our operating assets and liabilities used $4.3 million primarily related to a $2.9 million increase of accounts receivable as a large proportion of our sales occurred in the last month of the quarter, a $0.8 million increase in deposits and other assets related to our purchase of a marketing license and a $0.9 million decrease in deferred revenue primarily related to the recognition of revenue for a software integration project.

This use of cash was partially offset by net borrowings under our credit facility and term loans of $4.6 million and $0.5 million of cash provided from purchases of our common stock primarily related to activities under our Employee Stock Purchase Program and employee stock option exercises.

As of March 31, 2003, borrowings under our credit facility and term loans totaled $9.0 million. We expect to continue to use our credit facility along with our existing cash, cash equivalent and short-term investments to support our working capital needs in both the short and long-term. Additionally, we expect our cash, cash equivalents and short-term investments at June 30, 2003 will be less than the balances at March 31, 2003 as we repay the outstanding borrowings from under our credit facility, purchase additional inventory to build our products and use our existing cash and cash equivalents to support our continuing operations. As of March 31, 2003, we did not have any material commitments for capital expenditures. We will continue to use our credit facility to finance our future growth and fund our ongoing research and development activities during fiscal 2003 and beyond. If our continuing operations cannot generate sufficient capital to meet our needs and if we are unable to reduce our level of expenditures, we will have to seek additional financing which may not be available when needed and, if such financing is available, it may not be available on terms we believe favorable. If we issue additional stock to raise capital, our existing stockholders percentage ownership in Netopia would be reduced.

Trade Accounts Receivable, Net. The following table sets forth our trade accounts receivables, net as of March 31, 2003 and September 30, 2002.

	March 31, 2003	September 30, 2002	Increase/(decrease)
			$	%
($ in thousands)
Trade accounts receivable, net	$13,115	$9,950	$3,165	32%
Days sales outstanding (DSO)	62 days	54 days

Changes in our trade accounts receivable, net balances and days sales outstanding are primarily due to the lack of linearity of sales within any period, particularly with respect to licenses of our Web platforms software products, and collections performance. Our targeted range for DSO is 50 to 60 days. Trade accounts receivable and DSO increased primarily due to a large proportion of sales occurring in the last month of the three-month period ending March 31, 2003.

Inventory. The following table sets forth our inventory as of March 31, 2003 and September 30, 2002.

	March 31, 2003	September 30, 2002	Increase/(decrease)
			$	%
($ in thousands)
Inventory	$5,703	$6,259	$(556)	(9)%
Inventory turns	5.8 turns	5.8 turns

Inventory consists primarily of raw materials, work in process, and finished goods. Inventory has decreased slightly as a result of increasing visibility into customer orders enabling us to more effectively manage inventory levels. Inventory levels may increase in the near future if we are not provided with accurate information by our customers, cannot correctly forecast expected customer demand or as a result of customer purchase deferrals or delays. We may have to further borrow against our credit facility to finance expected inventory increases. Inventory management remains an area of focus as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Borrowings Under Credit Facility. The following table sets forth the outstanding borrowings under our credit facility as of March 31, 2003 and September 30, 2002.

	March 31, 2003	September 30, 2002	Increase/(decrease)
			$	%
	($ in thousands)
Borrowings under credit facility and term loans	$8,979	$4,428	$4,551	103%

Borrowings increased primarily as a result of two new term loans totaling approximately $0.5 million made to us by Silicon Valley Bank as well as increased borrowings under our credit facility. We used the term loans primarily to purchase capital equipment used to enhance the capabilities of our test laboratory. Borrowings under our credit facility increased primarily to support our operating activities and purchases of inventory.

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

On February 12, 2003, Silicon Valley Bank amended the tangible net worth covenant whereby the Company must maintain a minimum tangible net worth of $23.5 million through June 2003, rather than the $32.0 million minimum tangible net worth covenant in the original Credit Facility. The minimum tangible net worth covenant was amended because the Company had not met the original tangible net worth covenant of $32.0 million at September 30, 2002 or December 31, 2002. Silicon Valley Bank waived the Company’s default of the tangible net worth covenant at September 30, 2002 on December 9, 2002, and waived the Company’s default of the tangible net worth covenant at December 31, 2002 on February 11, 2003. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility agreement. The minimum tangible net worth covenant will be reset for the second year of the Credit Facility upon agreement between the Company and Silicon Valley Bank.

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. At March 31, 2003, the interest rate was 5.0%. The credit limit is determined based on a formula related to the amount of accounts receivable and inventory at any particular time. The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

As of March 31, 2003, the Company had outstanding borrowings of $8.5 million, collateralized by the Company’s accounts receivable and inventory. This borrowing was recorded as a long-term liability on the Company’s March 31, 2003 condensed consolidated balance sheet based upon the contractual repayment terms that exceed one year from the balance sheet date. As of March 31, 2003, the Company’s actual borrowing exceeded its borrowing availability under the Credit Facility by approximately $2.8 million. On May 2, 2003, Silicon Valley Bank provided a temporary waiver of compliance for repayment of the overadvance.

Commitments

As of March 31, 2003 we had commitments that consisted of facilities and equipment under operating lease agreements expiring at various dates through 2008. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum rental payments required under these operating lease agreements that have initial or remaining non-cancelable lease terms in excess of one year:

Fiscal years ending September 30,	2003(a)	2004	2005	2006	2007	thereafter	Total
	(in thousands)
Facility and operating lease commitments	$691	$1,703	$1,177	$733	$754	$592	$5,650

(a)	Commitments for the remaining six months of fiscal year ending September 30, 2003.

Results of Operations for the Three and Six Months Ended March 31, 2003 and 2002

The following table sets forth for the periods indicated certain statement of operations data. Each item of data is also shown as a percentage of total revenues, with the percentage change from the prior year also provided for each item.

	Three months ended March 31,				Percent increase/ (decrease)	Six months ended March 31,				Percent increase/ (decrease)
	2003		2002			2003		2002
	(in thousands)					(in thousands)
REVENUES:
Internet equipment	$14,838	77%	$11,239	72%	32%	$29,434	76%	$23,050	73%	28%
Web platform licenses and services	4,400	23%	4,470	28%	(2)%	9,407	24%	8,544	27%	10%

Total revenues	19,238	100%	15,709	100%	22%	38,841	100%	31,594	100%	23%

COST OF REVENUES:
Internet equipment	10,920	57%	7,928	50%	38%	21,631	56%	15,311	48%	41%
Web platform licenses and services	345	2%	146	1%	136%	774	2%	310	1%	150%

Total cost of revenues	11,265	59%	8,074	51%	40%	22,405	58%	15,621	49%	43%

GROSS PROFIT	7,973	41%	7,635	49%	4%	16,436	42%	15,973	51%	3%
OPERATING EXPENSES:
Research and development	4,026	21%	4,348	28%	(7)%	8,009	21%	8,495	27%	(6)%
Research and development project cancellation costs	—	—	—	—	—	606	2%	—	—	—
Selling and marketing	5,130	27%	5,975	37%	(14)%	10,791	28%	12,102	38%	(11)%
General and administrative	1,107	6%	1,267	8%	(13)%	2,335	6%	2,241	7%	4%
Amortization of intangible assets	374	1%	374	2%	0%	748	2%	749	2%	(0)%
Restructuring costs	—	—	—	—	—	342	1%	482	2%	(29)%
Integration costs	—	—	—	—	—	—	—	309	1%	(100)%
Acquired in-process research and development	—	—	1,908	12%	(100)%	—	—	4,058	13%	(100)%

Total operating expenses	10,637	56%	13,872	88%	(23)%	23,031	59%	28,436	90%	(19)%

OPERATING LOSS	(2,664)	(14)%	(6,237)	(39)%	(57)%	(6,595)	(17)%	(12,463)	(39)%	(47)%
Other income (loss), net	(462)	(2)%	(1,320)	(8)%	(65)%	(469)	(1)%	(1,164)	(3)%	(60)%

NET LOSS	$(3,126)	(16)%	$(7,557)	(47)%	(59)%	$(7,064)	(18)%	$(13,627)	73%	(48)%

REVENUES

Internet Equipment. Broadband Internet equipment revenues increased for the three and six months ended March 31, 2003 from the three and six months ended March 31, 2002 primarily due to increased sales volumes of our ADSL broadband Internet equipment to ILEC customers, both in the United States and Europe, who serve the market for business and residential-class ADSL Internet services. Sales volumes increased primarily as a result of increased purchases by SBC and Swisscom, as we continue to penetrate the ADSL market for business and residential-class products. This increase was partially offset by reduced sales to Ingram Micro and BellSouth as well as declining average selling prices primarily as a result of the mix of products sold, price competition from foreign and domestic competitors and customer driven demands. The mix of broadband Internet equipment sales is changing as we begin entering the residential ADSL market. Historically, residential-class products, and ADSL products generally, have carried a lower average selling price than similar business-class products. We expect that we will continue to experience declining average selling prices, primarily as a result of the changing mix of products we sell and price competition from both foreign and domestic suppliers. We believe that increased sales volumes to current and new customers will offset these declines.

Web Platform Licenses and Services. Web platforms revenues decreased for the three months ended March 31, 2003 from the three months ended March 31, 2002 primarily due to reduced volume marketing licenses of our eSite and eStore products partially offset by revenues related to a software integration project with one specific customer which we did not have during the three months ended March 31, 2002.

Web platforms revenues increased for the six months ended March 31, 2003 from the six months ended March 31, 2002 primarily due to revenues related to a software integration project with one specific customer and licensing of our eCare and netOctopus server software products which were not available during the six months ended March 31, 2002.

Customer Information

Historically, we have sold our products primarily to ILECs, CLECs, distributors, ISPs and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in such period, along with such data expressed as a percentage of total revenues as well as the change from the prior year. No other customers for the three and six months ended March 31, 2003 and 2002 accounted for 10% or more of total revenues.

	Three months ended March 31,				Percent increase/ (decrease)	Six months ended March 31,				Percent increase/ (decrease)
	2003		2002			2003		2002
	(in thousands)					(in thousands)
Covad	$3,052	16%	$1,952	12%	56%	$5,636	15%	$3,418	11%	65%
Swisscom	2,387	12	—	—	—	3,410	9	—	—	—
SBC	1,931	10	19	0	10,063	4,502	12	1,491	5	202
Ingram Micro	1,192	6	2,003	13	(40)	2,609	7	3,932	12	(34)
BellSouth	611	3	1,875	12	(67)	1,531	4	3,341	11	(54)

Including the greater than 10% customers in the table above, the following table sets forth the number of customers who each individually represented at least 5% of our revenues for the three and six months ended March 31, 2003 and 2002.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Number of customers	4	3	4	3
Percent of total revenue	45%	37%	42%	34%

Geographic Information

The following table sets forth for the periods indicated, revenues by region in such period along with such data expressed as a percentage of total revenues as well as the change from the prior year:

	Three months ended March 31,				Percent increase/(decrease)	Six months ended March 31,				Percent increase/(decrease)
	2003		2002			2003		2002
	(in thousands)					(in thousands)
Europe	$5,176	27%	$2,778	18%	86%	$9,607	25%	$4,617	15%	108%
Canada	270	1%	406	3%	(33)%	499	1%	636	2%	(22)%
Asia Pacific and other	667	4%	600	4%	11%	1,069	3%	911	3%	17%

Subtotal international revenue	6,113	32%	3,784	24%	62%	11,175	29%	6,164	20%	81%
United States	13,125	68%	11,925	76%	10%	27,666	71%	25,430	80%	9%

Total revenues	$19,238	100%	$15,709	100%	22%	$38,841	100%	$31,594	100%	23%

International revenues increased for the three and six months ended March 31, 2003 from the three and six months ended March 31, 2002 primarily due to increased sales of our ADSL broadband equipment to new European customers, Swisscom in particular, who serve the residential ADSL service market. Revenues from the United States increased for the three and six months ended March 31, 2003 from the three and six months ended March 31, 2002 primarily due to increased sales volumes of our ADSL broadband equipment to SBC, a customer acquired in connection with our Cayman acquisition.

COST OF REVENUES

Cost of revenues consists primarily of material costs related to our contract manufacturing operations and manufacturing variances. Total cost of revenues increased for the three and six months ended March 31, 2003 from the three and six months ended March 31, 2002 primarily as a result of increased sales volumes of our ADSL broadband Internet equipment and costs related to our software integration project.

Gross Margin

Our total gross margin decreased to 41% for the three months ended March 31, 2003 from 49% for the three months ended March 31, 2002 and decreased to 42% for the six months ended March 31, 2003 from 51% for the six months ended March 31, 2002 primarily due to increased sales volumes of our lower margin ADSL broadband Internet equipment.

Internet Equipment. Broadband Internet equipment gross margin decreased to 26% for the three months ended March 31, 2003 from 29% for the three months ended March 31, 2002 and decreased to 27% for the six months ended March 31, 2003 from 34% for the six months ended March 31, 2002 primarily due to increased sales of lower margin ADSL products, declining average selling prices as a result of price competition and pricing strategies as we enter new markets and expand our customer base. The primary factors influencing our Internet equipment gross margin are product mix, our ability to drive down cost of revenues based on negotiations with our vendors and increased volumes, and the timing of these cost reductions relative to market pricing conditions.

Web Platform Licenses and Services. Web platforms gross margin decreased to 92% for the three months ended March 31, 2003 from 97% for the three months ended March 31, 2002 and decreased to 92% for the six months ended March 31, 2003 from 96% for the six months ended March 31, 2002 primarily due to engineering labor costs associated with the software integration project for one specific customer. Excluding the effects of this project, Web platforms gross margin for the three and six months ended March 31, 2002 were 97% and 96%, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses decreased for the three and six months ended March 31, 2003 from the three and six months ended March 31, 2002 primarily due to the transfer of employee costs associated with our software integration project from research and development expenses to Web platform cost of revenues. For the three and six months ended March 31, 2003, we transferred $0.2 million and $0.4 million, respectively, of employee costs to Web platform cost of revenues. This decrease was partially offset by the write-off of technology that we licensed and subsequently decided not to incorporate into our Internet equipment products.

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

RESEARCH AND DEVELOPMENT PROJECT CANCELLATION COSTS

For the six months ended March 31, 2003, research and development project cancellation costs consist primarily of material and equipment costs associated with our joint development efforts with Siemens AG (Siemens) and Proxim, Inc. (Proxim) to develop a wireless IAD for sale to AT&T Corp. (AT&T) to serve AT&Ts anticipated roll-out of DSL services. As a result of AT&T not accepting the final product developed by Seimens under the agreement between AT&T and Seimens and canceling its plans to deploy these services on its network, there was no longer a customer or market into which we could sell the product under development.

SELLING AND MARKETING

Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses decreased for the three and six months ended March 31, 2003 from the three and six months ended March 31, 2002 primarily due to decreased headcount and employee related expenses as well as decreased travel and entertainment expenses as a result of our restructurings and expense control efforts.

We expect selling and marketing expenses may decrease in absolute dollars in fiscal 2003 as a result of our restructuring and termination of certain employees and continued expense control efforts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. General and administrative expenses decreased for the three months ended March 31, 2003 from the three months ended March 31, 2002 primarily due to the benefit of the sale of our claim in the Worldcom bankruptcy proceedings, whereby we recovered approximately $0.1 million of the $0.3 million Worldcom receivable for which we had recorded a provision for doubtful accounts in fiscal year 2002 as well as the reversal the remaining balance accrued in the amount of $45,000 for terminated merger costs initially accrued in fiscal 2001 related to our terminated merger with Proxim. Because the merger was terminated two years ago, we now have concluded that these costs remaining on our balance sheet were over-accrued (see Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements).

General and administrative expenses increased for the six months ended March 31, 2003 from the six months ended March 31, 2002. General and administrative expenses for the six months ended March 31, 2002 benefited from the sale of our claim in the NorthPoint Communications, Inc. (NorthPoint) bankruptcy proceedings, whereby we recovered approximately $0.2 million of the $1.7 million NorthPoint receivable for which we had recorded a provision for doubtful accounts in fiscal year 2000.

We expect general and administrative expenses may decrease in absolute dollars in fiscal 2003 as a result of our restructuring and termination of certain employees, relocation to a smaller headquarters facility in January 2003, and increased expense control efforts.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisition of Cayman. (See Notes 3 and 4 of Notes to Unaudited Condensed Consolidated Financial Statements.)

RESTRUCTURING COSTS

During the three months ended December 31, 2002, we recorded a restructuring charge of $0.3 million primarily consisting of employee severance benefits related to a reduction in our workforce, and facility closure costs related to the closure of a sales office in Hong Kong. As a result of this restructuring, we expect our operating expenses may decrease in fiscal year 2003. During the three months ended December 31, 2001, we recorded a restructuring charge of $0.5 million primarily consisting of employee severance benefits related to a reduction in our workforce of approximately 24 people whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. (See Note 11 of Notes To Unaudited Condensed Consolidated Financial Statements.)

INTEGRATION COSTS

During the three months ended December 31, 2001, we recorded a charge of $0.3 million for integration costs incurred in connection with the Cayman acquisition and integrating Cayman’s customers, systems and operations. (See Note 12 of Notes To Unaudited Condensed Consolidated Financial Statements.)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Acquired in process research and development represents research and development assets, acquired in connection with our acquisition of Cayman during the three months ended December 31, 2001 and DoBox during the three months ended March 31, 2002, that were not technologically feasible at the time of acquisition and had no alternative future use, and as such were expensed at the time of the transaction. The amount allocated to acquired in-process research and development in connection with the Cayman acquisition was based upon an independent third party valuation analysis. (See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.)

OTHER INCOME (LOSS), NET

Other income (loss), net consists of losses on impaired securities and other income (expenses) which consists of interest income we earn on our cash, cash equivalents and short-term investments, interest expense and gains and losses on foreign currency transactions. Included in other income (loss) for the three and six months ended March 31, 2003 is a $0.5 million loss on impaired securities, fully impairing the remaining balance of our investment in Everdream. Included in other income (loss) for the three and six months ended March 31, 2002 is a $1.4 million loss on impaired securities, impairing our investment in MegaPath. (See Notes 10 and 15 of Notes to Unaudited Condensed Consolidated Financial Statements.)

Risk Factors

In addition to other information in this prospectus, the following risk factors should be considered carefully in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this prospectus, and the risks discussed in our other filings with the United States Securities Exchange Commission, actual results could differ materially from those projected in any forward-looking statements.

We have a history of losses and negative cash flow. We may incur losses and negative cash flow in the future.

Our failure to significantly increase our revenues or sufficiently reduce our operating expenses will result in continuing losses and negative cash flow. We incurred net losses of $3.1 million and $7.1 million for the three and six months ended March 31, 2003 and have incurred losses from continuing operations of $34.3 million, $41.7 million and $17.6 million for fiscal years ended September 30, 2002, 2001 and 2000, respectively. We used $3.8 million of cash during the six months ended March 31, 2003. We used $10.7 million and $2.1 million of cash during fiscal years ended September 30, 2002 and 2001, respectively. Our cash, cash equivalents and short-term investments, including $9.0 million of cash borrowed from under our credit facility and term loans, totaled $21.2 million at March 31, 2003. Even if we reach profitability and maintain positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

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

We have historically developed, marketed and sold business class broadband Internet equipment products to CLECs serving the business market for DSL Internet connectivity. Through our acquisitions of Cayman in October 2001 and substantially all the assets of DoBox in March 2002, we believe that we have acquired existing customer relationships, products and technology that will enable us to more quickly develop, enhance and market broadband Internet equipment products and services to ILECs serving the residential market. There are numerous risks associated with our entrance into the residential broadband gateway market such as:

•	The ability to design and develop products that meet the needs of the residential market;

•	The ability to successfully market these products to ILECs currently serving this market;

•	The ability to dislodge current suppliers of residential class broadband gateways; and

•	Our failure to successfully complete and bring to market the products and technology acquired in connection with our acquisitions of Cayman and substantially all the assets of DoBox.

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

•	Covad, our largest customer in the three and six months ended March 31, 2003 and in fiscal years 2002, 2001 and 2000, has reduced its breadth of network build-out and significantly scaled back its operations. In addition, Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital-restructuring plan. In November 2001, Covad announced that it had secured an agreement with SBC to provide Covad with $150 million in funding. Covad emerged from bankruptcy in December 2001 upon closing the SBC funding. Additionally, Covad has announced that this funding is expected to provide the cash that it believes will allow it to become cash flow positive by the latter half of 2003;

•	Rhythms voluntarily filed for protection under the Bankruptcy Act in August 2001, and subsequently ceased normal operations in September 2001. In December 2001, WorldCom purchased Rhythms’ key DSL assets. As a result, WorldCom has been delivering service to customers on the Rhythms network. In July 2002, WorldCom and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. There is no certainty that WorldCom will continue to purchase our equipment for deployment on the Rhythms network, and there is no certainty that WorldCom will continue to operate the Rhythms network as a result of the pending bankruptcy proceedings; and

•	NorthPoint voluntarily filed for protection under the Bankruptcy Act in January 2001 and subsequently ceased operations in March 2001.

Like the CLECs, ISPs also have struggled for the past two years. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, the lack of differentiation has led to significant erosion in the prices charged to customers. Many of our ISP customers such as Mpower Communications Corp., PSINet, Inc. (PSINet), Onsite Access Inc. and Business Telecommunications, Inc., have all experienced business difficulties and some have filed for bankruptcy or ceased operations. PSINet, which had been one of our key ISP customers, filed a voluntary petition under the Bankruptcy Act in June 2001, and no longer is purchasing products from us. The pricing pressure for ISPs continues to date, and, accordingly, sales of our products to ISPs remain difficult. The financing market for CLECs and ISPs has remained difficult and has been largely closed since calendar year 2001, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable.

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

Our revenues will decline and we may incur losses if we lose one or more of our significant customers or if our customers reduce or delay purchases of our products. For the three months ended March 31, 2003, there were four customers who each individually represented at least 5% of our revenues and in the aggregate accounted for 45% of our total revenues. For the three months ended March 31, 2003, we had three greater than 10% customers: Covad accounted for 16%, Swisscom accounted for 12% and SBC accounted for 10%, respectively, of our total revenues. For the fiscal year ended September 30, 2002, there were four customers who each individually represented at least 5% of our revenues and in the aggregate, accounted for 36% of our total revenues. In fiscal year 2002, sales to Covad and Ingram Micro represented approximately 13% and 12%, respectively, of our total revenues.

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

It is likely that in some future quarter, quarters or year our operating results will be below the expectations of securities analysts or investors. In such event, the market price of our common stock may decline significantly. Variations in our operating results will likely be caused by factors related to the operation of our business, including:

•	Variations in the timing and size of orders for our broadband Internet equipment products;

•	Decreases or delays in purchases by significant customers, or loss of customers such as Covad, Ingram Micro, SBC or Swisscom;

•	Increased price competition for our broadband Internet equipment products;

•	Our ability to license, and the timing of licenses, of our Web platforms products;

•	The growth rate in the number of eSites and eStores that are built using our Web platforms products from which we derive revenues;

•	The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband Internet equipment products as a percentage of our total revenues and increased sales of lower margin ADSL products within our family of broadband Internet equipment products;

•	Shifts in the channel fulfilling demand from small, medium and distributed enterprises for DSL services to entities with whom we do not have historical relationships;

•	The price and availability of chip sets and other components for our DSL products;

•	The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements; and

•	Our ability to attract and retain key personnel.

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

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our investment portfolio at March 31, 2003 and 2002. All of our investments mature in twelve months or less.

	March 31, 2003			March 31, 2002
Principal (notional) amounts in United States dollars:	Cost basis	Fair market value	Average interest rate	Cost basis	Fair market value	Average interest rate
	(in thousands)			(in thousands)
Cash equivalents—fixed rate (a)	$9,713	$9,713	1.45%	$24,349	$24,384	1.81%
Short-term investments—fixed rate (b)	—	—	—	992	994	1.89%

	$9,713	$9,713		$25,341	$25,378

(a)	Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.
(b)	Short-term investments represent the portion of our investment portfolio which mature in greater than or equal to 90 days.

Our market interest rate risk for our investment portfolio relates primarily to changes in the United States short-term prime interest rate. These changes impact the price and yield of our short-term investments. We minimize this risk by following a policy of portfolio diversification. Our market interest rate risk for borrowings under our Credit Facility relates primarily to the rate we are charged by Silicon Valley Bank for our credit facility. The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. At March 31, 2003, the interest rate was 5.0%. To the extent we borrow heavily against our accounts receivable and inventory and Silicon Valley Bank were to increase its Prime Rate, our interest expense would increase and it would cost us more to borrow against the credit facility.

Foreign Currency Exchange Risk

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at March 31, 2003 and 2002. The accounts receivable at March 31, 2003 are valued at the United States/Euro exchange rate as of March 31, 2003 and the accounts receivable at March 31, 2002 are valued at the United States/Euro exchange rate as of March 31, 2002. The carrying value approximates fair value at March 31, 2003 and 2002.

	March 31, 2003		March 31, 2002
Principal (notional) amounts in United States dollars:	Carrying amount	Exchange rate	Carrying amount	Exchange rate
	(in thousands)		(in thousands)
Accounts receivable denominated in Euros	$1,339	1.0788	$1,334	0.8759

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at March 31, 2003 and 2002. The carrying value approximates fair value at March 31, 2003 and 2002.

	March 31, 2003			March 31, 2002
Principal (notional) amounts in Euros:	Carrying amount	Spot rate	Settlement date	Carrying amount	Spot rate	Settlement date
	(in thousands)			(in thousands)
Currency exchange forward contract # 1	$152	1.0216	April 2003	$44	0.8630	April 2002
Currency exchange forward contract # 2	$212	1.0610	May 2003	$86	0.8605	April 2002
Currency exchange forward contract # 3	—	—	—	$(7)	0.8704	April 2002
Currency exchange forward contract # 4	—	—	—	$(105)	0.8512	April 2002
Currency exchange forward contract # 5	—	—	—	$85	0.8625	May 2002
Currency exchange forward contract # 6	—	—	—	$65	0.8625	May 2002
Currency exchange forward contract # 7	—	—	—	$172	0.8590	May 2002
Currency exchange forward contract # 8	—	—	—	$214	0.8575	June 2002

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On January 28, 2003, we held our Annual Meeting of Stockholders in Emeryville, California for the following purposes:

1.	To elect five (5) directors to serve until the 2004 Annual Stockholder Meeting or until their successors have been elected and qualified or until their earlier resignation, death or removal.

2.	To approve amendments to the Company’s 1996 Stock Option Plan and 2002 Equity Incentive Plan.

3.	To approve amendments to the Company’s Employee Stock Purchase Plan.

4.	To ratify the appointment of KPMG LLP as independent auditors of the Company.

5.	To transact such other business as may properly be brought before the meeting.

The voting results for items 1 through 4 were as follows:

	For	Withheld	Against	Abstain
Item 1
Reese M. Jones	17,531,928	187,121	—	—
Alan B. Lefkof	17,624,689	94,360	—	—
Robert Lee	17,629,714	89,335	—	—
David F. Marquardt	17,515,514	203,535	—	—
Harold S. Wills	17,525,614	193,435	—	—
Item 2	4,381,563	—	1,639,426	1,621,409
Item 3	7,391,606	—	186,681	64,111
Item 4	17,583,789	—	71,110	64,150

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	NETOPIA, INC. (Registrant)

	By:	/s/ ALAN B. LEFKOF
Alan B. Lefkof President and Chief Executive Officer

	By:	/s/ WILLIAM D. BAKER
William D. Baker Senior Vice President, Finance and Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Alan B. Lefkof, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Netopia, Inc., the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

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

Date: May 15, 2003

	By:	/s/ WILLIAM D. BAKER
William D. Baker Senior Vice President, Finance and Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)