Form 10-K/A
period 2002-09-30
NETOPIA INC
filed 2003-07-15
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check ✓ if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K.  ☑

As of December 13, 2002 there were 18,906,973 shares of the Registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported on The Nasdaq National Market on December 13, 2002 was approximately $24,701,662.

NETOPIA, INC.

FORM 10-K/A

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends the following Items of our previously-filed Annual Report on Form 10-K for the year ended September 30, 2002: Part I, Item 1; Part II, Items 6, 7 and 8; Part III, Items 13 and 14; and Part IV, Item 15.

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

Company Background

We develop, market and support broadband equipment, software and services that enable our carrier and broadband service provider customers to simplify and enhance the delivery of broadband services to their residential and small and medium size business customers. Our product and service offerings enable carriers and broadband service providers to (i) deliver to their customers feature-rich modems, routers and gateways, (ii) utilize software that allows remote management of equipment located at their customers’ premises, and (iii) provide value added services to enhance revenue generation. Our broadband modems, routers and gateways are installed by customers of carriers and broadband service providers in order to obtain faster access to the Internet than is possible with dial-up connections. These bundled service offerings often include digital subscriber line (DSL) or broadband cable equipment bundled with backup, bonding, virtual private networking or VPN that allows more secure communications over the Internet, firewall protection, parental controls, Web content filtering, combined voice and data services, hosting of web sites that we call eSites, and hosting of web stores that we call eStores. Our netOctopus suite of server software products enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to provide support to their customers on a remote basis. We also offer Timbuktu and eCare software products for help desk customers. These products allow business help desks to provide support on a remote basis when computer users experience problems with their desktop or laptop computers.

We were incorporated in California in 1986 as Farallon Computing, Inc. In 1996 we were reincorporated in Delaware as Farallon Communications, Inc. In November 1997, we changed our name from Farallon Communications, Inc. to Netopia, Inc. We initially focused on the development of networking products for AppleTalk local area networks or LANs. In 1993, we revised our business strategy to concentrate on the Internet and Intranet markets thru the utilization of our transmission control protocol/Internet protocol and routing expertise. In 1998, we introduced our family of DSL broadband Internet equipment and in 2002; we expanded and enhanced our broadband product and service offerings, primarily as a result of the technology acquired in connection with our acquisitions of Cayman Systems, Inc. (Cayman) and DoBox, Inc. (DoBox). Our principal offices are located at 6001 Shellmound Street, 4th Floor, Emeryville, California 94608, and our telephone number is be (510) 420-7400.

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

The DSL connection or link is comprised of a DSL Access Multiplexer (DSLAM) and a DSL router. The DSLAM is a piece of equipment that typically resides in the telephone companies’ central offices and aggregates, or multiplexes, multiple DSL access lines into a telecommunication carriers high-speed line back to its core or central network. The DSL router is a piece of equipment, which resides at the user’s location and is typically referred to as customer premise equipment (CPE). The CPE is generally a small device enabling DSL services at the user’s premises that sits on a desktop next to a personal computer (PC). As telecommunication carriers deploy DSL based services, the need for DSL line concentration at the central offices and the need for CPE at the users location increases.

The following table sets forth our broadband equipment product lines and their applications:

Product Line	WAN Interface	Description	Applications
Cayman 3000 Series Modems and Gateways	ADSL Ethernet	ADSL CPE that connects to a corresponding ADSL device in the service providers’ central office. Our recently released “smart” class of self-installable and remotely manageable and configurable smart modems and gateways.	For the single or multi-PC home and small business: include self install features; LAN interface options of USB, 4-port 10/100 Ethernet switch, 802.11b wireless or home phone networking (HPNA); firewall protection and security monitoring features; can support line speeds of 8.2Mbps downstream and 1.0Mbps upstream.

Netopia 4500 Series Broadband Gateways	ADSL SHDSL T1	Business class CPE that connects to the service providers’ central office. Provides robust routing, security, and management features optimized for the business user.	For small and medium size businesses: LAN interface options of 10/BaseT 4-port Ethernet hub or 10/100BaseT Ethernet port.

Netopia 4600 Series Broadband Gateways	SDSL IDSL T1	Business class CPE that connects to the service providers’ central office. Provides robust routing, security, and management features optimized for enterprise applications.	For small, medium and distributed enterprises. LAN interface of 4 or 8-port 10/100 auto-sensing 10/100BaseT Ethernet switch; hardware based VPN acceleration; dial-backup; and firewall protection.

Netopia 4700 Series Integrated Access Devices	ADSL SDSL SHDSL	Business class CPE that connects to the service providers’ central office. Provides multiple voice connections and high-speed Internet access over a single DSL line.	For small and medium size businesses: LAN interface of 10/100BaseT Ethernet port; telephony interface plain old telephone system (POTS) or ISDN; built-in firewall and filtering; can support line speeds of 192Kbps to 8.2Mbps.

Netopia R-Series Broadband Gateways	SDSL IDSL ADSL Leased line (T1, DDS and Serial) ISDN Analog	Business class CPE that connects to the service providers’ central office. Provides robust routing, security, and management features optimized for the business user. Modular architecture allowing for cost-effective WAN interface hardware upgrades.	For small and medium size businesses: LAN interface of 4 or 8-port 10BaseT Ethernet hub; VPN features and firewall protection; dial-backup.

Broadband Services. Our service delivery platform includes the netOctopus suite of broadband gateway, PC management and customer support software solutions, Web eCommerce server software and Timbuktu software solutions. netOctopus server software products enable remote support and centralized management of installed broadband gateways. netOctopus Desktop Support and eCare software enable broadband service providers and traditional enterprises to support their customers by remotely viewing and operating the customer’s desktop computer. The Netopia Web eCommerce server solution provides “no assembly required” Web sites and online stores that we call eSites and eStores, with a wide variety of vertical market content packages to suit many needs, from franchisees to sole proprietors. Timbuktu software solutions include systems management tools such as remote control, remote computer configuration and file transfer. We presently have one United States patent issued that relates to our Timbuktu and eCare remote control software. The term of this patent is through August 2010. During each of fiscal years 2002, 2001 and 2000, revenue from the sale of our broadband services have accounted for approximately 24% to 29% of our total revenues. When reading our statement of operations, revenues and cost of revenues related to the sale of our broadband services are classified as “Web platform licenses and services.”

Product Line	Description
netOctopus EdgeManager	netOctopus EdgeManager is designed to enable the network operation centers (NOCs) of broadband service providers to proactively manage the broadband gateways installed on their network, thereby reducing help desk call loads and support costs. Using gateway discovery mechanisms, configuration comparisons, automatic delivery of configuration updates directly to the gateway and post updated diagnostics, netOctopus EdgeManager enables the service provider to easily and cost-effectively support its installed gateways, improves the quality of customer support, and increases the level of customer satisfaction.

netOctopus GatewaySupport	netOctopus GatewaySupport enables broadband service providers to reduce the length of their support calls by enabling technical support and customer service agents to diagnose gateway problems remotely, perform routing operations on the gateway and effect configuration and firmware changes to keep customers up and running.

netOctopus DesktopSupport	netOctopus DesktopSupport utilizes a Web architecture requiring a small size PC-component to provide live desktop assistance remotely. Technical support and customer service agents can communicate with their customers while remotely sharing and operating their desktops, sharing files, chatting as well as diagnosing and troubleshooting desktop problems in real time.

eCare	eCare is support interaction software optimized for call centers and help desks to assist computer users in resolving technical support issues by providing bi-directional remote desktop assistance, online support request queues, the ability to observe the users desktop, text chat, send files, log and report on call statistics and integrate into the customers customer relation management (CRM) system.

eCommerce	Includes the eSite and eStore hosting solutions which offer “no assembly required” Web sites (eSites) and e-commerce enabled Web sites (eStores) for small and medium size businesses.

Systems Management	Includes Timbuktu and netOctopus systems management tools for the multi-platform enterprise, which include remote computer configuration, computer asset management, software distribution, remote control and file transfer.

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

Historically, we have depended upon the ability of our customers to successfully offer broadband services, in particular DSL services. In the past, our largest customers have been CLECs. Many CLECs have incurred operating losses and negative cash flows as they attempted to establish their networks and operations, and many have filed for protection under the Bankruptcy Act or ceased operations. Most notably, Covad, which currently is our largest CLEC customer, emerged from bankruptcy in December 2001 and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003.

As a result of the financial and operational difficulties encountered by many of our CLEC customers, who had primarily served the business market for DSL services, we have recently acted aggressively to expand our customer base and markets served. As a result of our acquisition of Cayman in October 2001, we have expanded our customer base to include two ILEC customers, BellSouth and SBC, to which we previously had not sold our broadband equipment, and have developed new products designed for the residential market for DSL services. We expect that our continued operations will become substantially dependent upon our ability to develop and enhance products to meet the needs of the residential market for DSL services and requirements of our ILEC customers. The ILECs and our other customers are significantly larger than we are, and are able to exert a high degree of influence over our business. As a result, our larger customers may be able to reschedule or cancel orders without significant penalty and force our products to undergo lengthy approval and purchase processes.

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

The sales process for both our broadband equipment and broadband services can be lengthy. At the first stage of the process, our telecommunication carrier customers invite us, and many competitors, to respond to lengthy and detailed requests for proposal. Even if our products are selected for further consideration as a result of our written response to a request for proposal, prior to selling our broadband equipment to telecommunication carriers, the products must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months to over a year or more for products based on new technologies. Although the telecommunication carrier approval processes varies to some extent depending on the customer and the product being evaluated, they generally are conducted as follows:

•	Laboratory Evaluation. The product’s function and performance are tested against all relevant industry standards and customer requirements.

•	Technical Trial. A number of telephone lines are equipped with the product for simulated operation in a field trial. The field trial is used to evaluate performance, assess ease of installation and establish troubleshooting procedures.

•	Marketing Trial. Emerging products and services, such as DSL, are tested for market acceptance. Marketing trials usually involve a greater number of systems than technical trials because systems are deployed at several locations in the telecommunication carriers network. This stage gives the carrier an opportunity to establish procedures, train employees to install and maintain the new product and to obtain more feedback on the product from a wider range of operations personnel.

•	Commercial Deployment. Commercial deployment usually involves substantially greater numbers of systems and locations than the marketing trial stage. In the first phase of commercial deployment, a telecommunication carrier initially installs the equipment in select locations for select applications. This phase is followed by general deployment involving greater numbers of systems and locations. Commercial deployment does not usually mean that one supplier’s product is purchased for all of the carriers needs throughout the system as telecommunication carriers often rely upon multiple suppliers to ensure that their needs can be met. Subsequent orders, if any, are generally placed under supply agreements that, regardless of term, are generally not subject to minimum volume commitments.

Although our business generally is not seasonal in nature, we have experienced a seasonal reduction in our revenues in the three months ended September 30, our fiscal fourth quarter, primarily due to lower sales in Europe during such periods because of vacation schedules. For example, revenues from Europe declined 22% and 30%, respectively in the quarters ended September 30, 2002 and 2000 from revenues in the prior quarter ended June 30, 2002 and 2000. Although revenues from Europe increased 58% in the quarter ended September 30, 2001 from revenues in the prior quarter ended June 30, 2001, we believe this increase was a result of unusually low revenues in such prior quarter. We anticipate that this seasonal trend will continue to result in lower revenues from Europe during our fiscal fourth quarters.

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

With different service programs, including “Up and Running, Guaranteed!” and VPN set-up services, we can remotely configure our Internet gateways and assist users in setting up Internet service with the user’s telecommunication carrier and ISP. Our expertise in solving technical problems enables us to commit our resources to analyze any problem a customer or end user may have, even if it involves a product from another company. The effect of these activities is to build customer loyalty to us as the single source for broadband Internet equipment and services.

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

We believe that the principal competitive factors in our markets are:

•	Product feature, function and reliability;

•	Customer service and support;

•	Price and performance;

•	Ease of use;

•	Timeliness of new product introductions;

•	Size and scope of distribution channels;

•	Breadth of product line;

•	Size and loyalty of customer base;

•	Brand name recognition; and

•	Strategic alliances.

We cannot assure you that we will be able to compete successfully in the future. Our inability to successfully compete would seriously harm our business.

Government Regulations

The telecommunications industry, including most of our customers, is subject to regulation from federal and state agencies, including the Federal Communications Commission (FCC) and various state public utility and service commissions. While such regulation does not affect us directly, the effects of such regulations on our customers may, in turn, adversely impact our business and results of operations. For example, FCC regulatory policies affecting the availability of telephone and communications services and other terms on which service providers conduct their business may impede our penetration of certain markets. The Telecommunications Act lifted certain restrictions on the carriers’ ability to provide interactive multimedia services including video on demand. Under the Telecommunications Act, new regulations have been established whereby carriers may provide various types of services beyond traditional voice offerings. Additionally, the Telecommunications Act permits the carriers to engage in manufacturing activities after the FCC authorizes a carrier to provide long distance services within its service territory. A carrier must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, a carrier will be permitted to engage in manufacturing activities, and the carriers, which are our largest customers, may become our competitors as well.

Intellectual Property and Other Proprietary Rights

Our ability to compete is dependent in part on our proprietary rights and technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We presently have one United States patent issued that relates to our Timbuktu and eCare remote control software. The term of this patent is through August 2010. We generally enter into confidentiality or license agreements with our employees, consultants, resellers, distributors, customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. However, in some instances, we may find it necessary to release our source code to certain parties.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information. In addition, the laws of some foreign countries where our products are or may be manufactured or sold, particularly developing countries including various countries in Asia, such as the People’s Republic of China, do not protect our proprietary rights as fully as do the laws of the United States. We rely upon certain software, firmware and hardware designs that we license from third parties, including firmware that is integrated with our internally developed firmware and used in our products to perform key functions. We cannot be certain that these third-party licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, such licenses could result in shipment delays or reductions until equivalent firmware is developed or licensed, and integrated into our products, which would seriously harm our business.

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. Although we have not been party to any such litigation, in the future third parties may claim that our current or potential future products or we infringe their intellectual property. The evaluation and defense of any such claims, with or without merit, could be time-consuming and expensive. Furthermore, such claims could cause product shipment delays or require us to enter into royalty or licensing agreements on financially unattractive, which could seriously harm our business.

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

Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer. None of our employees are bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Competition for qualified personnel in our industry and geographic location is intense. Although we believe that our personnel turnover rate is consistent with industry norms, our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity.

PART II.

ITEM 6.	SELECTED FINANCIAL DATA

In the tables below, we provide our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the five fiscal years ended September 30, 2002. It is important that when reading this information you also read Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the annual audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

Fiscal years ended September 30,	2002	2001	2000	1999	1998
	(in thousands, except for per share amounts)
Statements of operations data:
Total revenues	$64,064	$77,318	$90,206	$44,151	$24,836
Gross profit	31,102	37,358	42,927	27,908	16,881
Operating loss(a)	(31,644)	(43,222)	(21,197)	(9,926)	(8,104)
Loss from continuing operations(a)	(34,267)	(41,712)	(17,618)	(7,860)	(8,037)
Net loss(a, b, c)	(34,267)	(43,111)	(15,137)	(7,860)	(10,533)
Per share data, continuing operations:
Basic and diluted loss per share	$(1.86)	$(2.33)	$(1.05)	$(0.60)	$(0.69)

Shares used in the per share calculations(d)	18,455	17,902	16,830	13,092	11,687

Per share data, net loss:
Basic and diluted loss per share	$(1.86)	$(2.41)	$(0.90)	$(0.60)	$(0.90)

Shares used in the per share calculations(d)	18,455	17,902	16,830	13,092	11,687

As of September 30,	2002	2001	2000	1999	1998
	(in thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$25,022	$48,996	$59,777	$69,483	$42,095
Working capital	28,628	56,593	72,292	75,394	38,152
Total assets	58,995	82,712	128,373	95,969	56,292
Long-term liabilities(e)	4,614	256	328	544	260
Total stockholders’ equity(f)	40,047	71,713	112,289	85,079	44,801

(a)	Included in our operating loss, loss from continuing operations and net loss are charges for in-process research and development and amortization of goodwill and other intangible assets related to our acquisitions. Included in fiscal year(s): 2002, 2000 and 1999, are amounts allocated to in-process research and development; 2001, 2000 and 1999, are amounts related to the amortization of goodwill and other intangible assets; 2002 are amounts related to the amortization of other intangible assets; and 2002 and 2001 are amounts related to the impairments and write-downs of amounts allocated to goodwill and other intangible assets. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 of Notes to Consolidated Financial Statements.)

(b)	Included in our net loss for fiscal year 2001, is a charge we recorded upon the adoption of Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which changed our accounting related to Web platforms license sales that provided for nonrefundable upfront payments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Revenue Recognition, of Notes to Consolidated Financial Statements.)

(c)	Included in our net loss for fiscal years 2001, 2000 and 1998 are amounts recorded in connection with our disposition of the LAN Division. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of Notes to Consolidated Financial Statements.)

(d)	See Note 1, Per Share Calculations, of Notes to Consolidated Financial Statements for information on shares used in the per share calculations.

(e)	Included in fiscal year 2002 is $4.4 million of long-term debt from borrowings under our credit facility the balance of which for fiscal year 2002 and for fiscal years 2001, 2000, 1999 and 1998 primarily represent long-term portions of deferred revenue. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements.)

(f)	Historically, we have neither paid nor declared cash dividends on our common equity securities. We expect this trend to continue.

The following table sets forth certain unaudited quarterly results of operations data for the eight quarters ended September 30, 2002. This data has been derived from our unaudited condensed consolidated financial statements that, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. It is important that when reading this information you also read Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the annual audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Fiscal year 2002				Fiscal year 2001
Three months ended,	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sep. 30, 2001	Jun. 30, 2001	Mar. 31, 2001	Dec. 31, 2000
	(in thousands, except per share amounts)
REVENUES:
Internet equipment	$12,405	$10,096	$11,239	$11,811	$13,080	$14,478	$16,458	$14,845
Web platform licenses and services	4,501	5,468	4,470	4,074	4,056	4,483	4,370	5,548

Total revenues	16,906	15,564	15,709	15,885	17,136	18,961	20,828	20,393

COST OF REVENUES:
Internet equipment	9,272	7,740	7,928	7,383	8,872	9,653	10,845	9,795
Web platform licenses and services	175	154	146	164	187	182	225	201

Total cost of revenues	9,447	7,894	8,074	7,547	9,059	9,835	11,070	9,996

GROSS PROFIT	7,459	7,670	7,635	8,338	8,077	9,126	9,758	10,397
OPERATING EXPENSES:
Research and development	4,481	4,546	4,348	4,148	3,460	3,444	3,263	3,669
Selling and marketing	6,028	6,204	5,975	6,128	5,878	6,577	7,504	7,185
General and administrative(a)	1,690	1,466	1,267	973	1,015	2,010	1,360	3,143
Acquired in-process research and development(b)	—	—	1,908	2,150	—	—	—	—
Amortization of goodwill and other intangible assets(c)	374	374	374	374	2,996	2,996	2,996	2,996
Impairment of goodwill and other intangible assets(d)	9,146	—	—	—	16,375	—	—	—
Restructuring costs(e)	—	—	—	482	—	—	1,073	—
Integration costs	—	—	—	309	—	—	—	—
Terminated merger costs(f)	—	—	—	—	—	—	2,640	—

Total operating expenses	21,719	12,590	13,872	14,564	29,724	15,027	18,836	16,993

OPERATING LOSS	(14,260)	(4,920)	(6,237)	(6,226)	(21,647)	(5,901)	(9,078)	(6,596)
Other income (loss), net
Loss on impaired securities(g)	(1,543)	—	(1,400)	—	—	—	(19)	(981)
Other income, net	29	54	80	156	440	509	588	973

Other income (loss), net	(1,514)	54	(1,320)	156	440	509	569	(8)

Loss from continuing operations before cumulative effect from adoption of SAB 101 and before gain on sale of discontinued operation	(15,774)	(4,866)	(7,557)	(6,070)	(21,207)	(5,392)	(8,509)	(6,604)
Cumulative effect from adoption of SAB 101(h)	—	—	—	—	—	—	—	(1,555)
Discontinued operations, net of taxes	—	—	—	—	156	—	—	—

NET LOSS	$(15,774)	$(4,866)	$(7,557)	$(6,070)	$(21,051)	$(5,392)	$(8,509)	$(8,159)

Per share data, continuing operations:
Basic and diluted loss per share	$(0.84)	$(0.26)	$(0.41)	$(0.34)	$(1.18)	$(0.30)	$(0.48)	$(0.38)

Shares used in the per share calculations(i)	18,822	18,648	18255	18,092	18,020	17,882	17,819	17,607

Per share data, net loss:
Basic and diluted loss per share	$(0.84)	$(0.26)	$(0.41)	$(0.34)	$(1.17)	$(0.30)	$(0.48)	$(0.46)

Shares used in the per share calculations(i)	18,822	18,648	18255	18,092	18,020	17,882	17,819	17,607

(a)	In addition to standard provisions for doubtful accounts, general and administrative expense includes incremental provisions for doubtful accounts primarily for outstanding accounts receivable owed by customers that filed voluntary petitions under the Bankruptcy Act. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Concentrations of Credit Risk, of Notes to Consolidated Financial Statements.) The following table sets forth these incremental amounts for the periods indicated.

Three months ended,	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sep. 30, 2001	Jun. 30, 2001	Mar. 31, 2001	Dec. 31, 2000
Incremental provisions for doubtful accounts	$264	$307	$—	$—	$—	$916	$—	$1,837
General and administrative	1,426	1,159	1,267	973	1,015	1,094	1,360	1,306

Total general and administrative	$1,690	$1,466	$1,267	$973	$1,015	$2,010	$1,360	$3,143

(b)	For the three months ended March 31, 2002 and December 31, 2001, these amounts represent the amount of purchase price allocated to in-process research and development in connection with the acquisitions of Cayman and DoBox. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements.)

(c)	For fiscal year 2002, this amount represents the amortization of the amount allocated to other intangible assets related to the acquisition of Cayman. We early adopted Statement of Financial Accounting Standards (SFAS) No. 142 pursuant to which we ceased amortization of amounts allocated to goodwill. For fiscal year 2001, this amount represent amortization of the amounts allocated to goodwill and other intangible assets related to the acquisitions of WebOrder, StarNet, Serus LLC (Serus) and netOctopus. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 of Notes to Consolidated Financial Statements.)

(d)	For the three months ended September 30, 2002, this amount represents full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman and StarNet. For the three months ended September 30, 2001, this amount represents the impairment and write-down of the amounts allocated to goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 of Notes to Consolidated Financial Statements.)

(e)	Represents charges recorded in connection with workforce reductions and costs to exit certain business activities. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of Notes to Consolidated Financial Statements.)

(f)	Represents the charge recorded in connection with the terminated merger with Proxim, Inc. (Proxim). (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of Notes to Consolidated Financial Statements.)

(g)	For the three months ended September 30 and March 31, 2002, these amounts represent losses on impaired securities related to our long-term investments in Everdream Corporation (Everdream) and MegaPath Networks, Inc. (MegaPath), respectively. For fiscal year 2001, these amounts represent the loss on impaired securities related to our long-term investment in NorthPoint. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of Notes to Consolidated Financial Statements.)

(h)	Represents the adoption of SAB 101 for Web platform marketing agreements that provided for nonrefundable upfront payments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Revenue Recognition, of Notes to Consolidated Financial Statements.)

(i)	See Note 1, Per Share Calculations, of Notes to Consolidated Financial Statements for information on shares used in the per share calculations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, market and support broadband equipment, software and services that enable our carrier and broadband service provider customers to simplify and enhance the delivery of broadband services to their residential and small and medium size business customers.

Broadband Equipment. Our comprehensive line of broadband Internet gateways allow the transport of high-speed data over the local copper loop and enable telecommunications carriers to provide cost-effective and high-speed services over existing infrastructure. The substantial majority of our revenues are derived from sales of our broadband Internet gateways, in particular our DSL routers and modems. During each of fiscal years 2002, 2001 and 2000, revenue from the sale of our broadband Internet gateways have accounted for more than 70% of our total revenues. When reading our statement of operations, revenues and cost of revenues related to the sale of our broadband Internet equipment are classified as “Internet equipment.”

Broadband Services. Our service delivery platform includes the netOctopus suite of broadband gateway, PC management and customer support software solutions, Web eCommerce server software, eCare and Timbuktu software solutions. During each of fiscal years 2002, 2001 and 2000, revenue from the sale of our broadband services have accounted for approximately 24% to 29% of our total revenues. When reading our statement of operations, revenues and cost of revenues related to the sale of our broadband services are classified as “Web platform licenses and services.”

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

Revenue Recognition. We recognize revenue from the sale of broadband Internet equipment at the time of shipment to an unrelated third party customer when (a) the price to the customer is substantially fixed or determinable; (b) the customer is obligated to pay the seller and the obligation is not contingent on resale of the product; (c) the customer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product; and (d) we do not have significant obligations for future performance to directly bring about resale of the product by the customer. At the date of shipment, assuming that the revenue recognition criteria specified above are met, we provide for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

We recognize software revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. We generally have multiple element arrangements for our software revenue including software licenses and maintenance. We allocate the arrangement fee to each of the elements based on the residual method utilizing vendor specific objective evidence (VSOE) for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for maintenance is generally based on the price the customer would be required to pay when it is sold separately. Fair value for the delivered elements, primarily software licenses and upgrades, is based on the residual amount of the total arrangement fees after deducting the

VSOE for the undelivered elements. Software license revenue is recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months. We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer. We recognize revenue from long-term software development contracts using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage of completion method, we recognize revenue as work on the contract progresses.

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

				Increase/(decrease) from prior year
Fiscal years ended September 30,	2002	2001	2000	2002	2001
	(in thousands)
Cash, cash equivalents and short-term investments	$25,022	$48,996	$59,777	(48.9)%	(18.0)%

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

We expect to continue to use our credit facility along with our existing cash, cash equivalent and short-term investments to support our working capital needs in both the short and long-term. Additionally, our cash, cash equivalents and short-term investments at December 31, 2002 will be less than the balances at September 30, 2002 as we repaid the outstanding borrowings from under our credit facility as of September 30, 2002 and that we will need to use our existing cash and cash equivalents to support our continuing operations. As of September 30, 2002, we did not have any material commitments for capital expenditures. We do not utilize any off-balance sheet financing arrangements. As a result of our net losses and use of cash, the continuing operations of our business may require additional capital. We believe we have adequate cash, cash equivalents and borrowing capacity to meet our anticipated capital needs for at least the next twelve months. If we issue additional stock to raise capital, our existing stockholders percentage ownership in Netopia of would be reduced.

Trade Accounts Receivable, Net. The following table sets forth our trade accounts receivables, net as of the fiscal years ended September 30, 2002, 2001 and 2000.

				Increase/(decrease) from prior year
Fiscal years ended September 30,	2002	2001	2000	2002	2001
	(in thousands)
Trade accounts receivable, net	$9,950	$9,550	$15,646	4.2%	(39.0)%
Days sales outstanding (DSO)	54 days	51 days	60 days

Changes in our trade accounts receivable, net balances and days sales outstanding are primarily due to the lack of linearity of sales, particularly with respect to licenses of our Web platforms software products, and collections performance. Our targeted range for DSO is 50 to 60 days.

Inventories, Net. The following table sets forth our inventories, net as of the fiscal years ended September 30, 2002, 2001 and 2000.

				Increase/ (decrease) from prior year
Fiscal years ended September 30,	2002	2001	2000	2002	2001
		(in thousands)
Inventories, net	$6,259	$7,156	$10,284	(12.5)%	(30.4)%
Inventory turns	5.8 turns	3.9 turns	5.4 turns

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

				Increase/ decrease) from prior year
Fiscal years ended September 30,	2002	2001	2000	2002	2001
		(in thousands)
Borrowings under credit facility	$4,428	n/a	n/a	n/a	n/a

On June 27, 2002, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “Credit Facility”). Pursuant to the Credit Facility, we may borrow up to $15.0 million from time to time from Silicon Valley Bank. . The actual amount that can be borrowed at any time is determined using a formula relating to the amount of eligible accounts receivable and inventory at the borrowing date. The term of the Credit Facility is two years. We must maintain an adjusted quick ratio, as defined as the ratio of (i) our unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on our behalf through Silicon Valley Bank’s Investment Product Services Division (“ISP Division”) to (ii) our current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.25 to 1 from June 2002 through December 31, 2002 and 1.5 to 1 from January 1, 2003 to the end of the term. For the first year of the Credit Facility, we must maintain a tangible net worth of not less than $32.0 million; the minimum tangible net worth covenant will be reset for the second year of the Credit Facility. On December 9, 2002, Silicon Valley Bank waived our default of the tangible net worth covenant for the first year as set forth in the Credit Facility agreement. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility agreement. The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. We may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. We believe that the terms of the credit facility, including the ceiling on borrowing amounts, provide adequate access to borrowings to meet and exceed our current capital needs. However, we believe that even without access to borrowings from Silicon Valley Bank, we have sufficient cash and cash equivalents to meet ongoing operating expenses and capital requirements.

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

Fiscal years ended September 30,	2003	2004	2005	Total
Facility and operating lease commitments	$1,535	$926	$362	$2,823

Subsequent to September 30, 2002, we entered into a lease for a new headquarters facility located in Emeryville, California. The future minimum rental payments related to this new lease are not included in the table above. The following is a schedule of the future minimum rental payments required under this new lease agreement (in thousands):

Fiscal years ended September 30,	2003	2004	2005	2006	2007	2008	Total
Facility and operating lease commitments	$101	$624	$642	$663	$682	$526	$3,238

Results of Operations for Fiscal Years Ended September 30, 2002, 2001 and 2000

The following table sets forth for the periods indicated certain statement of operations data. Each item of data is also shown as a percentage of total revenues, with the percentage change from the prior year also provided for each item.

							Increase (decrease) from prior year
Fiscal years ended September 30,	2002		2001		2000		2002	2001
			($ in thousands)
REVENUES:
Internet equipment	$45,551	71%	$58,861	76%	$65,546	73%	(23%)	(10%)
Web platform licenses and services	18,513	29%	18,457	24%	24,660	27%	0%	(25%)

Total revenues	64,064	100%	77,318	100%	90,206	100%	(17%)	(14%)

COST OF REVENUES:
Internet equipment	32,323	50%	39,165	51%	46,582	52%	(17%)	(16%)
Web platform licenses and services	639	1%	795	1%	697	1%	(20%)	14%

Total cost of revenues	32,962	51%	39,960	52%	47,279	53%	(18%)	(15%)

GROSS PROFIT	31,102	49%	37,358	48%	42,927	47%	(17%)	(13%)
OPERATING EXPENSES:
Research and development	17,522	27%	13,836	18%	13,324	15%	27%	4%
Selling and marketing	24,334	38%	27,144	35%	25,842	28%	(10%)	5%
General and administrative	5,398	9%	7,528	10%	6,554	7%	(28%)	15%
Acquired in-process research and development	4,058	6%	—	—%	8,658	10%	—%	(100%)
Amortization of goodwill and other intangible assets	1,497	2%	11,984	15%	9,746	11%	(88%)	23%
Impairment of goodwill and other intangible assets	9,146	14%	16,375	21%	—	—%	(44%)	—%
Restructuring costs	482	1%	1,073	1%	—	—%	(55%)	—%
Integration costs	309	1%	—	—%	—	—%	—%	—%
Terminated merger costs	—	—%	2,640	4%	—	—%	(100%)	—%

Total operating expenses	62,746	98%	80,580	104%	64,124	71%	(22%)	26%

OPERATING LOSS	(31,644)	(49%)	(43,222)	(56%)	(21,197)	(24%)	(27%)	104%
Other income (loss), net
Loss on impaired securities	(2,943)	(5%)	(1,000)	(1%)	—	—%	194%	—%
Other income, net	320	1%	2,510	3%	3,579	4%	(87%)	(30%)

Total other income (loss), net	(2,623)	(4%)	1,510	2%	3,579	4%	(274%)	(58%)

Loss from continuing operations before cumulative effect from adoption of SAB 101 and before gain on sale of discontinued operations, net of taxes	(34,267)	(53%)	(41,712)	(54%)	(17,618)	(20%)	(18%)	137%
Cumulative effect from adoption of SAB 101	—	—%	(1,555)	(2%)	—	—%	(100%)	—%
Discontinued operations, net of taxes	—	—%	156	0%	2,481	3%	(100%)	(94%)

NET LOSS	$(34,267)	(53%)	$(43,111)	(56%)	$(15,137)	(17%)	(21%)	185%

REVENUES

Total revenues for fiscal year 2002 decreased from fiscal year 2001 primarily due to decreased revenues from the sale of our broadband Internet equipment products.

Internet Equipment Revenues. Broadband Internet equipment revenues decreased for fiscal year 2002 from fiscal year 2001 primarily due to declining sales to the CLEC market and declining average selling prices partially offset by increased sales volumes as set forth in the Product Volume and Average Selling Price section below. Sales volumes increased primarily as a result of the customers we acquired in connection with our acquisition of Cayman and new customers in Europe. Sales to the CLEC market, as illustrated in the customer table below, have declined as a result of the operational and financial difficulties encountered by customers such as Covad, Rhythms NetConnections, Inc. (Rhythms) and NorthPoint as they attempted to build out DSL networks. (Rhythms and NorthPoint have subsequently ceased operations.) Average selling prices are declining primarily as a result of the mix of products sold, price competition from foreign and domestic competitors and customer driven demands. The mix of broadband Internet equipment sales is changing as we begin entering the residential ADSL market. Historically, residential-class products, and ADSL products generally, have carried a lower average selling price than similar business-class products. We expect that we will continue to experience declining average selling prices, primarily as a result of the changing mix of products we sell and price competition from both foreign and domestic suppliers. We believe that increased sales volumes to the customers acquired in connection with our acquisition of Cayman and to our new European customers will offset these declines. For example, we shipped approximately 43,000 Internet routers, or approximately $7.2 million of revenue in fiscal year 2002 to customers acquired in connection with our acquisition of Cayman, primarily SBC and BellSouth, to which we previously had not sold our broadband Internet equipment.

Web Platform License and Services. Web platforms revenues increased slightly for fiscal year 2002 from fiscal year 2001. Recurring revenue from the hosting of our eSite and eStore products increased to $8.2 million for fiscal year 2002 from $6.6 million for fiscal year 2001 but was almost equally offset by reduced license sales of our eSite and eStore products and reduced sales of Timbuktu, our system management software. Licensing of our eSite and eStore products decreased to $10.3 million for fiscal year 2002 from $11.8 million for fiscal year 2001 primarily as a result of fewer licensing opportunities available to the “dot com”-type customers to whom we licensed our eSite and eStore products.

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

Web Platform License and Services. Web platforms revenues decreased primarily due to reduced license sales of our eSite and eStore products, and reduced sales of software products for corporate help desks, including Timbuktu and eCare. License sales decreased to $11.8 million for fiscal year 2001 from $19.3 million for fiscal year 2002 primarily due to companies reducing their IT spending and fewer licensing opportunities available to the “dot com”-type customers to whom we licensed our eSite and eStore products. This decrease was partially offset by increased recurring revenue from the hosting of our eSite and eStore products, which increased to $6.6 million for fiscal year 2001 from $5.4 million for fiscal year 2000. Total revenues of the help desk products represented 55% of total Web platform revenues.

We licensed our eSite and eStore products to “dot com” type business customers largely in fiscal years 2000 and 2001. Since that time, we have focused our efforts on supporting other licensees that continue to market eSites and eStores using our software, for which we receive on-going recurring revenues. We have introduced a number of new software products using the underlying technology in the eSite and eStore products, and these new products are intended to be licensed to large corporate accounts.

Product Volume and Average Selling Price Information

The following tables sets forth for the periods indicated, volumes and average selling prices, excluding accessories, of our Internet equipment products.

				Increase (decrease) from prior year
Fiscal year ended September 30,	2002	2001	2000	2002	2001
Product volumes	177,467	163,088	173,300	9%	(6%)
Average selling prices	$247	$351	$375	(30%)	(6%)

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

							Increase (decrease) from prior year
Fiscal year ended September 30,	2002		2001		2000		2002	2001
			($ in thousands)
Covad (a)	$8,481	13%	$12,565	16%	$14,812	16%	(33%)	(15%)
Ingram Micro	7,970	12%	8,380	11%	6,162	7%	(5%)	36%
Rhythms (b)	—		8,204	11%	5,181	6%	(100%)	58%
NorthPoint (c)	—		2,415	3%	10,608	12%	(100%)	(77%)

(a)	Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital restructuring plan. Covad emerged from bankruptcy in December 2001 and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003.
(b)	Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to WorldCom in December 2001.
(c)	NorthPoint ceased operations during March 2001.

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

Geographic Information

The following table sets forth for the periods indicated, revenues by region in such period along with such data expressed as a percentage of total revenues as well as the change from the prior year:

							Increase (decrease) from prior year
Fiscal year ended September 30,	2002		2001		2000		2002	2001
			($ in thousands)
Europe	$10,544	16%	$9,378	12%	$13,558	15%	12%	(31%)
Canada	1,046	2%	1,168	2%	1,689	2%	(10%)	(31%)
Asia Pacific and other	1,602	3%	1,030	1%	1,215	1%	56%	(15%)

Subtotal international revenue	13,192	21%	11,576	15%	16,462	18%	14%	(30%)
United States	50,872	79%	65,742	85%	73,744	82%	(23%)	(11%)

Total revenues	$64,064	100%	$77,318	100%	$90,206	100%	(17%)	(14%)

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

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses increased for fiscal year 2002 from fiscal year 2001 primarily due to:

•	Increased research and development staff by approximately 20 people and increased employee related expenses of approximately $2.7 million primarily as a result of our acquisitions of Cayman in October 2001 and DoBox in March 2002; and

•	Increased facility and depreciation expenses of approximately $0.5 million as a result of the acquisitions of Cayman and DoBox and their leased facilities and development assets.

These increases were partially offset by reduced product prototyping and design expenses. Additionally, the use of third party contractors was reduced for fiscal year 2002 from fiscal year 2001.

Research and development expenses increased for fiscal year 2001 from fiscal year 2000 primarily due to:

•	Increased employee related expenses and use of third party contractors. Such increase totaled approximately $0.3 million; and

•	Increased development expenses related new product design and prototyping. Such increase totaled approximately $0.2 million.

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

SELLING AND MARKETING

Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses decreased for fiscal year 2002 from fiscal year 2001 primarily due to:

•	The reduction of sales and marketing headcount by approximately 28 people and the corresponding decrease of employee related expenses of approximately $1.8 million as well as decreased travel and entertainment expenses of approximately $0.5 million as a result of our restructuring in October 2001; and

•	Decreased marketing programs and activities of approximately $0.7 million.

These decreases were partially offset by increased depreciation and equipment maintenance expense related to capital purchases for equipment used in our technical support and service functions.

Selling and marketing expenses increased for fiscal year 2001 from 2000 primarily due to an increase in headcount of approximately 28 people and the corresponding increase of employee related expenses of approximately $2.0 million which was a a result of our efforts to expand the number of channels through which we sell our products. These increases were partially offset by reduced advertising and promotional expenses of approximately $1.1 million.

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

For fiscal year 2001, this amount represents the impairment of goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. As provided under SFAS No. 121, given the slower than anticipated growth in the market for IAD products (the technology for which we acquired from StarNet) and the rapid and sharp decline in the “dot com” market to which we marketed and licensed certain of our Web platforms products (including technology which we acquired from WebOrder and Serus) in addition to the slower than anticipated revenue growth in the market for such products, we determined the net carrying value of the goodwill and other intangible assets related to these acquisitions will not be fully recovered. Accordingly, we recorded a charge of $16.4 million based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to these acquisitions. (See Note 2 of Notes to Consolidated Financial Statements.)

RESTRUCTURING COSTS

For fiscal year 2002, restructuring costs consist primarily of employee severance benefits recorded in connection with a reduction in the Company’s workforce of approximately 24 people whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. For fiscal year 2001, restructuring costs consist primarily of employee severance benefits and the costs to exit certain of our business activities and closure of a facility. We expect to pay the remaining restructuring costs accrued during the fiscal year ended September 30, 2003. (See Note 12 of Notes to Consolidated Financial Statements.)

INTEGRATION COSTS

Integration costs consist of expenses incurred in connection with the acquisition of Cayman and integrating Cayman’s customers, systems and operations. We expect to pay the remaining integration costs accrued during the fiscal year ended September 30, 2003. (See Note 13 of Notes to Consolidated Financial Statements.)

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

Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be considered carefully in evaluating our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other filings with the United States Securities Exchange Commission, actual results could differ materially from those projected in any forward-looking statements.

We have a history of losses and negative cash flow. We may incur losses and negative cash flow in the future, which could significantly harm our business.

As a result of continuing capital expenditure requirements and operating expenses in all areas of our business, our failure to increase our revenues or sufficiently reduce our operating expenses will result in continuing losses and negative cash flow, which could significantly harm our business. We incurred losses from continuing operations of $34.3 million for the fiscal year ended September 30, 2002 and have incurred losses from continuing operations of $41.7 million and $17.6 million for fiscal years 2001 and 2000, respectively. Our operations used $7.3 million and $5.8 million of cash for the fiscal years ended September 30, 2002 and 2001 and provided $0.1 million of cash for fiscal year 2000. Our cash, cash equivalents and short-term investments have decreased to $25.0 million as of September 30, 2002 from $49.0 million as of September 30, 2001, which decreased from $59.8 million as of September 30, 2000. Even if we reach profitability and maintain positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

We may find it difficult to raise needed capital in the future, which could delay or prevent introduction of new products or services, require us to reduce our business operations of otherwise significantly harm our business.

We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and to increase our market share. As a result of our net losses and use of cash, the continuing operations of our business may require additional capital. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations. We believe we have adequate cash, cash equivalents and borrowing capacity to meet our anticipated capital needs for at least the next twelve months. However, if we are unable to obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially adversely affected and we would not be able to operate our business.

Substantial sales of our broadband Internet equipment will not occur unless telecommunications carriers continue substantial deployment of DSL services, and this could reduce our revenues and significantly harm our business.

The success of our broadband Internet equipment depends upon the extent to which telecommunications carriers deploy DSL and other broadband technologies. Factors that have impacted such deployment include:

•	A prolonged approval process by service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

•	The development of improved business models for DSL and other broadband services, including the capability to market, sell, install and maintain DSL and other broadband services on a profitable basis;

•	The ability of CLECs to obtain required capital resources;

•	Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider’s central office;

•	Lack of compatibility of DSL equipment that is supplied by different manufacturers;

•	Evolving industry standards for DSL and other broadband technologies; and

•	Government regulation.

Demand for DSL services has exceeded the ability of certain telecommunications carriers and ISPs to deploy services in a timely manner and to provide satisfactory customer service. We offer to carriers and service provider customers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated features and services that we believe can justify higher recurring revenues from end users. These features and services include dial backup, VPNs, remote management and configuration, and eSite or eStore hosting. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted. If telecommunications carriers do not continue to initiate or expand their deployment of DSL and other broadband services, our revenues could decline and our business could be significantly harmed.

We expect our revenues to become increasingly dependent on our ability to sell our broadband Internet equipment to ILECs, and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

ILECs have been aggressively marketing DSL services, focusing primarily on residential services. Prior to our acquisition of Cayman, we had not sold meaningful quantities of our broadband Internet equipment to ILECs in the United States. As a result of our acquisition of Cayman, we have expanded our customer base to include two ILEC customers, SBC and BellSouth, to which we previously had not sold our broadband Internet equipment. We have committed resources that are focused on expanding our presence in the ILEC channel both domestically and internationally in response to changing market conditions. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, long-term product deployment cycles and intense price pressures. ILECs currently obtain equipment from our competitors, such as Thomson, Siemens (through its Efficient Networks subsidiary), Westell, ZyXEL, Linksys and 2Wire, who have proven to be strong competitors. If we fail to penetrate further the ILEC market for our products and services, our business may be materially and adversely affected.

We expect our revenues to become increasingly dependent on our ability to develop broadband Internet equipment for and successfully enter the residential broadband gateway market.

Prior to our acquisition of Cayman in October 2001, we developed, marketed and sold broadband Internet equipment products primarily to CLECs and ISPs serving the small business market. As a result of our acquisitions of Cayman in October 2001 and DoBox in March 2002 and our internal development initiatives, we believe that we now have products and technology that will enable us to market and deliver broadband Internet equipment products and services more effectively to ILECs serving the residential market. There are numerous risks associated with our entrance into the residential broadband gateway market such as:

•	The ability to design and develop products that meet the needs of the residential market;

•	The ability to successfully market these products to ILECs currently serving this market; and

•	The ability to dislodge competitors that are currently supplying residential class broadband gateways to ILECs.

If we are unable to overcome these challenges or if the ILECs are unsuccessful deploying DSL services more extensively into the residential market, our business will be materially and adversely affected.

The CLEC and ISP customers to which we historically have sold our DSL products have experienced significant business difficulties that have negatively affected our business and operating results.

Prior to our acquisition of Cayman in October 2001, our most significant customers were CLECs and ISPs. Since the middle of calendar year 2000, CLECs have experienced significant business difficulties due to an inability to obtain financing to continue to build out their networks. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock. During the last two years, three of our CLEC customers, Covad, Rhythms, and NorthPoint have all sought protection under the Bankruptcy Act. Thereafter, Rhythms sold its network to WorldCom, Inc., which itself is currently operating under Bankruptcy Act protection. NorthPoint ceased operations entirely. Covad emerged from bankruptcy in December 2001 and remains our largest customer, although it continues to incur losses. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock.

Like the CLECs, ISPs also have struggled since mid-2000. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, ISPs have experienced significant erosion in the prices charged to their customers, resulting in ongoing losses. Many of our ISP customers have experienced business difficulties and some have filed for bankruptcy or ceased operations. As a result, sales of our products to ISPs remain difficult. The financing market for CLECs and ISPs has been effectively closed since calendar year 2001, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable.

The loss of, or decline in, purchases by one or more of our key customers would result in a significant decline in our revenues and harm to our business.

We rely on a small number of customers for a large portion of our revenues. For the fiscal year ended September 30, 2002, there were four customers that each individually represented at least 5% of our revenues and in the aggregate accounted for 36% of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Our quarterly operating results are likely to fluctuate because of many factors and may cause our stock price to fluctuate.

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ended with the September 30, 2002 quarter, our revenues have ranged from $15.6 million to $20.9 million, and our net quarterly loss has ranged from $4.9 million to $21.1 million.As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

It is likely that in some future quarter, quarters or year our operating results will be below the expectations of securities analysts or investors. In such event, the market price of our common stock may decline significantly. In addition to the uncertainties and risks described elsewhere under this “Risk Factors” heading, variations in our operating results will likely be caused by factors related to the operation of our business, including:

•	Variations in the timing and size of orders for our broadband Internet equipment products;

•	Increased price competition for our broadband Internet equipment products;

•	Our ability to license, and the timing of licenses, of our Web platforms products;

•	The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband Internet equipment as a percentage of our total revenues and increased sales of lower margin ADSL products within our family of broadband Internet equipment products;

•	The price and availability of components for our broadband Internet products; and

•	The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements.

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

We have released a line of IADs designed to allow for voice and data services over a single DSL line. To date, service providers have not deployed such combined services broadly and the market has grown more slowly than anticipated. Unless such products and services are deployed more broadly, our integrated voice and data products and combined services may not have a meaningful commercial impact, and our business may be harmed.

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

We purchase the semiconductor chips for our broadband Internet products from a limited number of suppliers, and the inability to obtain in a timely manner a sufficient quantity of chips would adversely affect our business.

All of our broadband Internet products rely on special semiconductor chips that we purchase from fewer than five suppliers. We do not have volume purchase contracts with any of our suppliers and they could cease selling to us at any time. If we are unable to timely obtain a sufficient quantity of these semiconductor chips for any reason, sales of our broadband Internet products could be delayed or halted. Further, we could also be forced to redesign our broadband Internet products and qualify new suppliers of semiconductor chip sets. The resulting stoppage or delay in selling our products and the expense of redesigning our products would adversely affect our business.

If we were unable to obtain components and manufacturing services for our broadband Internet equipment from independent contractors and specialized suppliers, our business would be harmed.

We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our broadband Internet equipment relies on components that are supplied by independent contractors and specialized suppliers. Furthermore, substantially all of our broadband Internet equipment includes printed circuit boards that are manufactured by fewer than five contract manufacturers that assemble and package our products. We do not have guaranteed supply arrangements with these third parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient components for our broadband Internet equipment also depends on our ability to accurately forecast our future requirements. If we are unable to timely obtain a sufficient quantity of components from independent contractors or specialized suppliers for any reason, sales of our broadband Internet equipment could be delayed or halted. Similarly, if supplies of circuit boards of products from our contract manufacturers are interrupted for any reason, we will incur significant losses until we arrange for alternative sources. In addition, we may be required to pay premiums for components purchased from other vendors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our broadband Internet equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our broadband Internet equipment would seriously harm our reputation and business.

Failure to develop, introduce and market new and enhanced products and services in a timely manner could harm our competitive position and operating results.

We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products and services that provide increasingly higher levels of performance, reliability, compatibility, and cost savings for our customers. We will need to continue to integrate our DSL modem and router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of our DSL products.

We have recently developed and introduced a broadband services platform that enables network operations centers of broadband service providers the ability to remotely manage, support, and troubleshoot installed broadband gateways, thereby providing the potential for reducing support costs. We believe this service delivery platform can assist us in differentiating our products and services from those of our competitors. However, this platform and the underlying technology are relatively new, and we cannot provide any assurance that, when deployed in mass scale, the platform will perform as expected, there are no hidden bugs or defects, or it will be widely adopted by the customers to whom we are marketing the platform.

We may not be able to successfully develop, introduce, enhance or market these or other products and services necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business. Many of our broadband Internet equipment products and services are relatively new. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a relatively new, rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, including requirements for performance, price, features and compatibility with other DSL equipment. We may not be able to introduce rapidly innovative new products that meet these market requirements. Failure to continue to develop amd market competitive products would harm our competitive position and operating results.

Our revenues will not grow and we may incur greater losses if we cannot successfully sell our Web platforms products. We derive a substantial portion of the recurring revenues from our Web platforms products from a small number of large customers.

The majority of our Web platforms revenues are derived from the sale of software products for corporate help desks, including Timbuktu and eCare. For the fiscal year ended September 30, 2002, revenues from these help desk applications were 55% of total revenues for our Web platform products. We anticipate that the market for Timbuktu will grow more slowly than the market for our other Web platforms products and services. In addition, we rely on a small number of licensees of our Web platforms to promote the use of our Web platforms for building eSites and eStores. As a result, we derive the majority of the recurring revenues from our Web platforms products from fewer than five customers. The extent and nature of the promotions by licensees of our Web platforms are outside of our control. If licensees of our eSite and eStore Web platforms do not successfully promote eSites and eStores to their customers, we will not generate continued recurring revenues. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

If hosting services for our Web platforms perform poorly, our revenue may decline and we could be sued.

We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance hosting for eSite and eStore customers. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with which we contract for maintenance services could lead to interruption or deterioration of our eSite and eStore hosting services. Additionally, a slowdown or failure of our systems for any reason could also lead to interruption or deterioration of our eSite and eStore hosting services. In such a circumstance, our hosting revenue may decline. In addition, if our eSite and eStore hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers, the outcome of which could harm our business.

We may continue to experience declining gross margins due to price competition and an increase in sales of lower margin broadband Internet equipment as a percentage of our total revenue.

We expect that sales of our broadband Internet equipment may account for a larger percentage of our total revenues in future periods. Because our broadband Internet equipment products are sold at lower gross margins than our Web platforms products and sales volumes of our lower margin ADSL products is increasing, our overall gross margins will likely decrease. Further, we expect that the market for broadband Internet equipment will remain highly competitive and as a result, we will continue to lower the prices we charge for our broadband Internet equipment. If the average selling price of our broadband Internet equipment declines faster than our ability to realize lower manufacturing costs, our gross margins related to such products, as well as our overall gross margins, are likely to decline.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mostly in Europe. For the fiscal year ended September 30, 2002, our international sales represented 21% of total sales. We expect sales to international customers to continue to comprise a significant portion of our revenues. For the past two fiscal years, sales of broadband Internet equipment products to our European customers who are members of the European Union have been denominated in the Euro. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could lead to decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in the Euro.

Additional risks associated with international operations could adversely affect our sales and operating results in Europe.

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

We typically experience a seasonal reduction in revenues from Europe in the three months ended September 30.

In the past, we have experienced a seasonal reduction in our revenues in the three months ended September 30, our fiscal fourth quarter, primarily due to lower sales in Europe during such periods because of vacation schedules. For example, revenues from Europe declined 22% in the quarter ended September 30, 2002 from revenues in the prior quarter ended June 30, 2002. Similarly, revenues from Europe declined 30% in the quarter ended September 30, 2000 from revenues in the prior quarter ended June 30, 2000. Although revenues from Europe increased 58% in the quarter ended September 30, 2001 from revenues in the prior quarter ended June 30, 2001, we believe this increase was a result of unusually low revenues in such prior quarter. We anticipate that this seasonal trend will continue to result in lower revenues from Europe during our fiscal fourth quarters.

Failure to attract or retain key personnel could harm our business.

Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer. None of our employees are bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Competition for qualified personnel in our industry and geographic location is intense. Although we believe that our personnel turnover rate is consistent with industry norms, our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity.

Our intellectual property may not be adequately protected, and our products may infringe upon the intellectual property rights of third parties, which may adversely impact our competitive position and require us to engage in costly litigation.

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark law. We presently have one United States patent issued that relates to our Timbuktu and eCare remote control software. The term of this patent is through August 2010. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information.

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. Although we have not been party to any such litigation, in the future third parties may claim that our current or potential future products or we infringe their intellectual property. The evaluation and defense of any such claims, with or without merit, could be time-consuming and expensive. Furthermore, such claims could cause product shipment delays or require us to enter into royalty or licensing agreements on financially unattractive terms, which could seriously harm our business.

If we are unable to license necessary software, firmware and hardware designs from third parties, our business could be harmed.

We rely upon certain software, firmware and hardware designs that we license from third parties, including firmware that is integrated with our internally developed firmware and used in our products. We cannot be certain that these third-party licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, such licenses could result in product shipment delays until equivalent firmware is developed or licensed, and integrated into our products, which would seriously harm our business.

Our products are complex and may contain undetected or unresolved defects.

Our products are complex and may contain undetected or unresolved defects when first introduced or as new versions are released. Although we historically have not experienced material problems with product defects, if our products do contain undetected or unresolved defects, we may lose market share, experience delays in or losses of market acceptance or be required to issue a product recall. Similarly, although we have not experienced material warranty claims, if warranty claims exceed our reserves for such claims, our business would be seriously harmed. In addition, we would be at risk of product liability litigation because of defects in our products. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

Substantial sales of our common stock by our large stockholders could cause our stock price to fall.

We have a limited number of stockholders that hold a large portion of our common stock. To the extent one or more of our large stockholders decides to sell substantial amounts of our common stock in the public market over a short period of time, based on historic trading volumes, we expect that the market price of our common stock could fall.

Our industry may become subject to changes in regulations, which could harm our business.

Our industry and industries on which our business depends may be affected by changes in regulations. For example, we depend on telecommunications service providers for sales of our broadband Internet equipment, and companies in the telecommunications industry must comply with numerous regulations. If our industry or industries on which we depend become subject regulatory changes that increase the cost of doing business or doing business with us, our revenues could decline and our business could be harmed. For example, if a regulatory agency imposed restrictions on DSL service that were not also imposed on other forms of high-speed Internet access, our business could be harmed.

Business interruptions that prevent our ability to deliver products and services to our customers could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, labor disputes by transportation providers and other events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay area and may be susceptible to the risk of earthquakes. If there is an earthquake in the region, our business could be seriously harmed. We do not have a detailed disaster recovery plan. In addition, our business interruption insurance may not be sufficient to compensate us fully for losses that may occur, and any losses or damages incurred by us in the event we are unable to deliver products and services to our customers could have a material adverse effect on our business.

Our stock price may be volatile, which may result in substantial losses for our stockholders.

The market price of our common stock may fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	Variations in our quarterly operating results, including shortfalls in revenues or earnings from securities analysts’ estimates;

•	Changes in securities analysts’ estimates of our financial performance;

•	Changes in market valuations and volatility generally of securities of other companies in our industry;

•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	General conditions in the broadband communications industry, in particular the DSL market.

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

Index to Consolidated Financial Statements

The following consolidated financial statements are filed as part of this Report on Form 10-K:

Independent Auditors’ Report

The Board of Directors and Shareholders

Netopia, Inc.:

We have audited the consolidated financial statements of Netopia, Inc. and subsidiaries as listed in the preceding index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the preceding index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2001, the Company changed its method of accounting for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

KPMG LLP

San Francisco, California

November 5, 2002

Netopia, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30,	2002	2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,022	$35,703
Short-term investments	—	13,293
Trade accounts receivable less allowance for doubtful accounts and returns of $567 and $641 at September 30, 2002 and 2001, respectively	9,950	9,550
Inventories, net	6,259	7,156
Prepaid expenses and other current assets	1,731	1,634

Total current assets	42,962	67,336
Furniture, fixtures and equipment, net	5,507	5,770
Acquired technology, net	5,538	—
Other intangible assets and goodwill, net	2,157	3,446
Long-term investments	1,463	4,000
Deposits and other assets	1,368	2,160

TOTAL ASSETS	$58,995	$82,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,088	$4,713
Accrued compensation	2,736	2,148
Accrued liabilities	2,245	1,116
Deferred revenue	2,223	2,589
Other current liabilities	42	177

Total current liabilities	14,334	10,743
Long-term liabilities:
Borrowings under credit facility	4,428	—
Other long-term liabilities	186	256

Total liabilities	18,948	10,999

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 18,905,223 and 18,076,812 shares issued and outstanding at September 30, 2002 and 2001, respectively	19	17
Additional paid-in capital	147,485	144,886
Accumulated deficit	(107,457)	(73,190)

Total stockholders’ equity	40,047	71,713

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,995	$82,712

See accompanying notes to consolidated financial statements.

Netopia, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Fiscal years ended September 30,	2002	2001	2000
	(in thousands, except for per share amounts)
REVENUES:
Internet equipment	$45,551	$58,861	$65,546
Web platform licenses and service	18,513	18,457	24,660

Total revenues	64,064	77,318	90,206

COST OF REVENUES:
Internet equipment	32,323	39,165	46,582
Web platform licenses and services	639	795	697

Total cost of revenues	32,962	39,960	47,279

GROSS PROFIT	31,102	37,358	42,927
OPERATING EXPENSES:
Research and development	17,522	13,836	13,324
Selling and marketing	24,334	27,144	25,842
General and administrative	5,398	7,528	6,554
Acquired in-process research and development	4,058	—	8,658
Amortization of goodwill and other intangible assets	1,497	11,984	9,746
Impairment of goodwill and other intangible assets	9,146	16,375	—
Restructuring costs	482	1,073	—
Integration costs	309	—	—
Terminated merger costs	—	2,640	—

Total operating expenses	62,746	80,580	64,124

OPERATING LOSS	(31,644)	(43,222)	(21,197)
Other income (loss), net
Loss on impaired securities	(2,943)	(1,000)	—
Other income, net	320	2,510	3,579

Total other income (loss), net	(2,623)	1,510	3,579

Loss from continuing operations before cumulative effect from adoption of Staff Accounting Bulletin (SAB) 101 and before gain on sale of discontinued operations, net of taxes	(34,267)	(41,712)	(17,618)
Cumulative effect from adoption of SAB 101	—	(1,555)	—
Gain on sale of discontinued operations, net of taxes	—	156	2,481

NET LOSS	$(34,267)	$(43,111)	$(15,137)

Comprehensive loss:
Net loss	$(34,267)	$(43,111)	$(15,137)
Other comprehensive income (loss)	—	506	(534)

Total comprehensive loss	$(34,267)	$(42,605)	$(15,671)

Per share data, continuing operations:
Basic and diluted loss per share	$(1.86)	$(2.33)	$(1.05)

Common shares used in the per share calculations	18,455	17,902	16,830

Per share data, net loss:
Basic and diluted net loss per share	$(1.86)	$(2.41)	$(0.90)

Common shares used in the per share calculations	18,455	17,902	16,830

See accompanying notes to consolidated financial statements.

Netopia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
	(in thousands, except share amounts)
BALANCES, SEPTEMBER 30, 1999	15,519,198	$15	$99,978	$(14,942)	$28	$85,079
Exercise of stock options	1,203,369	1	5,794	—	—	5,795
Issuance of common stock under Employee Stock Purchase Plan	130,306	—	1,738	—	—	1,738
Issuance of common stock for acquisitions	677,848	1	35,386	—	—	35,387
Exercise of stock warrant	56,875	—	—	—	—	—
Costs related to issuance of common stock under secondary offering	—	—	(39)	—	—	(39)
Net unrealized investment loss	—	—	—	—	(534)	(534)
Net loss	—	—	—	(15,137)	—	(15,137)

BALANCES, SEPTEMBER 30, 2000	17,587,615	17	142,857	(30,079)	(506)	112,289
Exercise of stock options	239,042	—	785	—	—	785
Issuance of common stock under Employee Stock Purchase Plan	250,155	—	1,231	—	—	1,231
Issuance of common stock warrants	—	—	16	—	—	16
Costs related to issuance of common stock under secondary offering	—	—	(3)	—	—	(3)
Net unrealized investment income	—	—	—	—	506	506
Net loss	—	—	—	(43,111)	—	(43,111)

BALANCES, SEPTEMBER 30, 2001	18,076,812	17	144,886	(73,190)	—	71,713
Exercise of stock options	99,231	—	299	—	—	299
Issuance of common stock under Employee Stock Purchase Plan	429,180	1	809	—	—	810
Issuance of common stock for acquisitions	300,000	1	1,485	—	—	1,486
Stock options granted to non-employees	—	—	6	—	—	6
Net loss	—	—	—	(34,267)	—	(34,267)

BALANCES, SEPTEMBER 30, 2002	18,905,223	$19	$147,485	$(107,457)	$—	$40,047

See accompanying notes to consolidated financial statements.

Netopia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Fiscal years ended September 30,	2002	2001	2000
		(in thousands)
Cash flows from operating activities:
Net loss	$(34,267)	$(43,111)	$(15,137)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,809	15,352	12,324
Non-cash compensation for services	6	—	—
Unrealized loss on impaired securities	2,943	1,000	—
Charge for in-process research and development	4,058	—	8,658
Charge for impairment of goodwill and other intangible assets	9,146	16,375	—
Charge for impairment of capitalized software development costs	80	—	—
Changes in allowance for doubtful accounts and returns on accounts receivable	(74)	(2,617)	2,462
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(326)	8,713	(8,255)
Inventories	897	3,128	(6,603)
Prepaid expenses and other current assets	(96)	357	383
Deposits and other assets	47	(7)	1,035
Accounts payable and accrued liabilities	2,946	(4,658)	3,643
Deferred revenue	(413)	394	748
Other liabilities	988	(757)	803

Net cash provided by (used in) operating activities	(7,256)	(5,831)	61

Cash flows from investing activities:
Purchase of short-term investments	(4,793)	(50,799)	(62,025)
Proceeds from the sale of short-term investments	18,085	59,445	48,190
Purchase of furniture, fixtures and equipment	(4,190)	(3,750)	(2,914)
Acquisition of long term investment	(406)	(2,000)	(2,000)
Capitalization of software development costs	—	(1,130)	(679)
Acquisition of businesses	(17,659)	(100)	(11,669)

Net cash provided by (used in) investing activities	(8,963)	1,666	(31,097)

Cash flows from financing activities:
Borrowings under credit facility	4,428	—	—
Proceeds from the issuance of common stock, net	1,110	2,029	7,494

Net cash provided by financing activities	5,538	2,029	7,494

Net increase (decrease) in cash and cash equivalents	(10,681)	(2,136)	(23,542)
Cash and cash equivalents, beginning of year	35,703	37,839	61,381

Cash and cash equivalents, end of year	$25,022	$35,703	$37,839

Supplemental disclosures of cash flow activities:
Income taxes paid	$5	$6	$—

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for acquisition of businesses	$1,485	$—	$35,387

Issuance of common stock equivalents for consulting services	$—	$16	$—

See accompanying notes to consolidated financial statements.

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business. Netopia, Inc. (the “Company”) develops, markets and supports hardware, software and services that enhance the delivery of broadband Internet services by carriers and broadband service providers to residential and business-class customers.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries located in France, Germany, Australia, and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Short-Term Investments. Cash equivalents consist of instruments with original maturities of 90 days or less. Certain cash equivalents and all of the Company’s investments are classified as available-for-sale. The securities are carried at cost, which approximates fair value.

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

Cash equivalents and short-term investments classified as available-for-sale as of September 30, 2002 and 2001, consisted of the following:

September 30,	2002	2001
	(in thousands)
Money market funds	$17,615	$1,039
Corporate debt	—	20,127
Commercial paper	—	26,535

	$17,615	$47,701

The available-for-sale securities as of September 30, 2002 and 2001 were all due in one year or less. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations without penalties.

Revenue Recognition. The Company recognizes revenue from the sale of broadband Internet equipment at the time of shipment to an unrelated third party customer when (a) the price to the customer is substantially fixed or determinable; (b) the customer is obligated to pay the seller and the obligation is not contingent on resale of the product; (c) the customer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product; and (d) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer.

At the date of shipment, assuming that the revenue recognition criteria specified above are met, the Company provides for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

The Company recognizes software revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. The Company generally has multiple element arrangements for its software revenue including software licenses and maintenance. The Company allocates the arrangement fee to each of the elements based on the residual method utilizing vendor specific objective evidence (VSOE) for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for maintenance is generally based on the price the customer would be required to pay when it is sold separately. Fair value for the delivered elements, primarily software licenses and upgrades, is based on the residual amount of the total arrangement fees after deducting the VSOE for the undelivered elements. Software license revenue is recognized when a non-cancelable license agreement has been signed or a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months.

The Company recognizes revenue from a long-term software development contract using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized based on the Company’s achievement, and customer’s acceptance, of certain milestones agreed upon by both parties with consideration given to the number of hours expended as compared to hours budgeted. On a quarterly basis, the Company reviews its costs incurred to date along with its estimate to complete and compares the sum of such amounts against the revenue expected from the arrangement to determine the need for an accrual for loss contracts. The Company will consider the development contract to be complete upon final customer acceptance.

The Company records unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company’s revenue recognition policy. The Company records accounts receivable for software arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer.

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

	SAB 101 Deferred Revenue
	(in thousands	)
Charge for SAB 101 deferred revenue	$1,555
Less amounts recognized:
Fiscal year ended September 30, 2001	898
Fiscal year ended September 30, 2002	557

Subtotal	1,455

Net SAB 101 deferred revenue as of September 30, 2002	$100

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

Furniture, Fixtures, and Equipment. Furniture, fixtures, and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of estimated useful lives or related lease terms. The following table sets forth the depreciable lives by major class of asset:

Major class of asset	Depreciable life (years)
Office equipment	1
Furniture and fixtures	7
Computers	3
Leasehold improvements	Shorter of estimated useful life or remaining term of lease

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

At September 30, 2002, the Company’s identifiable intangible assets consisted of developed product technology, core technology and sales channel relationships related to the Company’s acquisition of Cayman as well as a certain marketing license. As a result of the downturn in the economy and the impairment charge recorded in connection with the Company’s SFAS No. 142 analysis, the Company tested its identifiable intangible assets in accordance with SFAS No. 144 and found no impairment.

In fiscal year 2001, the Company tested its intangible assets for impairment as provided under SFAS No. 121. Given the slower than anticipated growth in the market for integrated access device (IAD) products (the technology for which the Company acquired from StarNet) and the sharp decline in the “dot com” market to which the Company marketed and licensed certain of its Web platforms products (including technology which the Company acquired from WebOrder and Serus), the Company determined the net carrying value of the goodwill and other intangible assets related to these acquisitions would not be fully recovered. Accordingly, the Company recorded a charge of $16.4 million based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to these acquisitions.

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

Comprehensive Income (Loss). Comprehensive loss is comprised of the Company’s net loss, unrealized gains and losses on certain of its investment securities and foreign currency translation.

Foreign Currency Translation. Assets and liabilities of the Company’s foreign entities where the local currency is the functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the weighted average exchange rates during the period being reported. Translation gains and losses have not been significant to date and have been recorded in accumulated other comprehensive income (loss) within stockholders’ equity.

Foreign Currency Transactions. The Company has entered into foreign currency forward contracts to reduce risks associated with foreign currency receivables and payables. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company does not hold or issue derivative financial instruments for speculative trading purposes. These contracts are designed to offset the losses and gains on the foreign currency denominated receivables and payables for which the Company has risks. The carrying amount of the forward contracts is the fair value, which is determined by obtaining quoted market prices. Gains and losses on forward contracts are recognized in the statement of operations at the end of each month. Similarly, the change in the foreign currency value is recognized at the end of the month for the foreign currency denominated payables and receivables. These gains and losses are classified as a component of Other Income (Loss), Net on the Company’s Consolidated Statement of Operations.

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

The aggregate purchase price included:

•	300,000 shares of the Company’s common stock which were valued using the average of the closing price of the Company’s common stock on the first business day after the closing date of the acquisition agreement;

•	$0.1 million in cash in severance benefits to DoBox employees that were not retained; and

•	$0.1 million in cash for the Company’s transaction costs including legal, accounting and other professional services.

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

Approximately $1.7 million is being held in escrow to satisfy Cayman’s indemnification obligations under the Merger Agreement. Upon the satisfaction of Cayman’s indemnification obligations, certain amounts are to be released from escrow on the one-year anniversary date of the close of the transaction and any remaining amounts are to be released from escrow on the two-year anniversary date of the close of the transaction.

The allocation of the purchase price is based upon the Company’s estimates of the fair value of the tangible and intangible assets acquired and is as follows:

	Amount	Annual amortization	Useful life
	(in thousands)
Current assets	$4,455	n/a	n/a
Long-term assets	895	n/a	n/a
Current liabilities	(8,021)	n/a	n/a
Identified intangible assets:
Developed product technology	1,120	$224	5 years
Core technology leveraged	5,570	928	6 years
Sales channel relationships	1,380	345	4 years
Goodwill	7,325	n/a	n/a
Acquired in-process research and development	2,150	n/a	n/a

Total purchase price	$14,874	$1,497

The Company allocated the total purchase price of Cayman to its individual assets and assumed liabilities, based upon the Company’s estimate of the fair value thereof. In addition to the current assets and liabilities that were acquired, certain intangible assets were identified and a portion of the purchase price was allocated to acquired in-process research and development projects. These identified intangible assets are as follows:

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

The value that was assigned to acquired in-process research and development was determined by estimating the costs to develop the in-process research and development projects into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the in-process research and development projects were based upon estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Cayman and its competitors.

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

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations of the Company for the fiscal year ended September 30, 2001, giving effect to the Cayman acquisition and assuming that Cayman had been acquired as of the beginning of fiscal year ended September 30, 2001:

Fiscal years ended September 30,	2001
(In thousands, except per share amounts)
Revenue—as reported	$77,318
Add: Cayman revenue	17,906

Revenue—pro forma	$95,224

Net loss—as reported	$(43,111)
Add: Cayman net loss	(15,866)
Add: amortization of intangible assets related to Cayman acquisition	1,497

Net loss—pro forma	$(60,474)

Basic and diluted net loss per share—as reported	$(2.41)

Basic and diluted net loss per share—pro forma	$(3.38)

Shares used in the per share calculations—as reported	17,902

Shares used in the per share calculations—pro forma	17,902

These pro forma results are not necessarily indicative of what would have occurred if the Cayman acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from the combined operations during the periods presented. As of October 1, 2001, Cayman’s operations are included in our results of operations for the fiscal year ended September 30, 2002.

WebOrder. In March 2000, the Company acquired all the outstanding common and preferred stock of WebOrder, a California corporation, in a merger transaction in which WebOrder merged into WO Merger Corporation, a wholly owned subsidiary formed in connection with the transaction. WebOrder was a developer of eCommerce infrastructure for small and medium size businesses that offered eCommerce solutions to on-line businesses including the ability to manage order processing, and the ability to maintain records of customer transactions flowing through a merchant’s on-line store.

The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $20.7 million, based on the consideration paid at closing. The aggregate purchase price included:

•	$1.6 million in cash paid on the closing date of the transaction;

•	233,119 shares of the Company’s common stock issued on the closing date;

•	A series of potential earnout payments paid in cash and common stock after the closing date if certain revenue milestones are achieved. At September 30, 2002, no milestones had been achieved, and no additional consideration will be payable;

•	The substitution of stock options to purchase the Company’s common stock in replacement of the WebOrder options held by WebOrder’s former employees, who joined Netopia after the closing, valued at approximately $2.1 million. The Company used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 5 years, interest rate of 5.7%, and no dividends; and

•	Transaction costs of approximately $1.0 million that included legal fees, accounting fees, and fees for other related professional services.

All of WebOrder’s former full time employees became employees of Netopia. WebOrder’s founder and one other key stockholder/employee entered into non-competition agreements in connection with the acquisition.

Approximately 15,695 shares of the Company’s common stock were held in escrow for one year after the closing to satisfy WebOrder’s indemnification obligations under the definitive acquisition agreements. During fiscal year 2001, WebOrder’s indemnification obligations were satisfied and all shares were released from escrow to WebOrder’s former stockholders.

The Company allocated the total purchase price of WebOrder to its individual assets and assumed liabilities, based upon the Company’s estimate of the fair value thereof. The excess purchase price over the net book value of the assets acquired was approximately $20.1 million of which, based upon the Company’s estimates, the Company allocated approximately $17.1 million to goodwill and other intangible assets, which was being amortized over four and three years, respectively, and recorded a charge for acquired in-process research and development of approximately $3.0 million. Both cost and income approaches were used to appraise the value of the business and projects acquired. Such methods take into consideration replacement costs of assets acquired, the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows which are then discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business were expected to occur during the Company’s fiscal first quarter of 2001. These cash flows were discounted using a weighted average discount rate of 42%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, the Company determined the products purchased in aggregate, including products under development and completed products, to be approximately 82% complete at the time of acquisition. The Company completed the in-process research and development during the fiscal fourth quarter of 2000.

During the fiscal year ended September 30, 2001, the Company recorded a charge of $9.6 million for impairment of goodwill and other intangible assets related to its acquisition of WebOrder. This charge was based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to this acquisition. Given the uncertainties in the “dot com”-type market to which the Company marketed and licensed certain of its Web platforms products, including technology which the Company acquired from WebOrder, in addition to the slower than anticipated revenue growth in the market for such products, the Company determined the net carrying value of the goodwill and other intangible assets related to the WebOrder acquisition would not be fully recovered.

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

The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was approximately $27.5 million, based upon the consideration paid at closing. The final purchase price was dependent upon potential earnout payments that could aggregate to an additional $4.9 million. The aggregate consideration included:

•	$8.4 million in cash paid on the closing date of the transaction;

•	447,852 shares of the Company’s common stock issued on the closing date;

•	A series of potential cash earnout payments aggregating up to approximately $5.9 million at various times after the closing date if certain technical and revenue milestones are achieved. At the acquisition date, we had deemed probable and recorded approximately $1.0 million in earnout payments. During the fiscal third quarter of 2000, the Company determined that the milestones for the $1.0 million potential earnout payment would not be met and accordingly, reduced the purchase price and amortization of goodwill relating to the purchase of StarNet by such amount. As of September 30, 2002, no earnouts have been achieved, and no additional consideration will be paid.

•	The substitution of stock options to purchase the Company’s common stock in replacement of the StarNet options held by StarNet’s former employee, who joined Netopia after the closing, valued at approximately $1.4 million. The Company used the Black-Scholes method to value the options issued using the following assumptions: volatility of 101%, expected life of 4 years, interest rate of 4.9%; and no dividends; and

•	Transaction costs of approximately $0.8 million that included legal fees, accounting fees, fees paid for an independent fairness opinion, and fees for other services.

All of StarNet’s former full time employees became employees of Netopia. Each of StarNet’s founders, and certain other key employees, entered into non-competition agreements in connection with the acquisition.

Approximately 30,673 shares of common stock were held in escrow for a period of time after the closing to satisfy StarNet’s indemnification obligations under the definitive acquisition agreements. During the fiscal third quarter of 2000, a portion of these shares were released from the escrow to Netopia to satisfy Netopia’s indemnification claims, and the remaining shares were released from escrow to StarNet’s former stockholders.

The Company allocated the total purchase price of StarNet to its individual assets and assumed liabilities, based upon the Company’s estimate of the fair value thereof. The excess purchase price over the net book value of the assets acquired was approximately $28.1 million of which, based upon the Company’s estimates, the Company allocated approximately $22.4 million to goodwill and other intangible assets, which was being amortized over four and three years, respectively, and recorded a charge for acquired in-process research and development of $5.7 million. The Company used the income approach to appraise the value of the business and projects acquired. Such method takes into consideration the stage of completion of the projects and estimates related to expected future revenues, expenses and cash flows then are discounted back to present day amounts. Based upon these estimates, material net cash flows from the acquired business were expected to occur during the fiscal fourth quarter of 2000. These cash flows were discounted using a weighted average discount rate of 20%. Based upon the expenses incurred and the development time invested in the products prior to the acquisition and the estimated expenses and development time to complete the products, the Company determined the products purchased in aggregate, including products under development and completed products, to be approximately 73% complete at the time of acquisition. The Company completed the in-process research and development in the fiscal third quarter of 2001.

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

(3) Intangible Assets

The Company’s intangible assets at September 30, 2002 consist primarily of identifiable intangible assets acquired in connection with the Cayman acquisition, which the Company is amortizing on a straight-line basis over their estimated useful lives, and goodwill acquired in connection with the acquisitions of WebOrder and netOctopus which the Company is not amortizing.

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

Detail of the Company’s identifiable intangible assets, by reporting unit, as of September 30, 2002 is as follows:

	Acquisition date	Balance at September 30, 2001	Identifiable intangible assets acquired during the period	Accumulated amortization	Balance at September 30, 2002
	(in thousands)
Internet equipment:
Acquired technology	October 2001	$—	$6,690	$1,152	$5,538
Sales channel relationships	October 2001	—	1,380	345	1,035

Subtotal		—	8,070	1,497	6,573
Web platforms:
Marketing license	July 1999	688	—	550	138

Total		$688	$8,070	$2,047	$6,711

Estimated amortization expense for the next five years related to the Company’s identifiable intangible assets as of September 30, 2002 is as follows:

Fiscal years ended September 30,	2003	2004	2005	2006	2007
	(in thousands)
Internet equipment:
Acquired technology	$1,152	$1,152	$1,152	$1,152	$928
Sales channel relationships	345	345	345	—	—

Subtotal	1,497	1,497	1,497	1,152	928
Web platforms:
Marketing license	138	—	—	—	—

Total	$1,635	$1,497	$1,497	$1,152	$928

Detail of the Company’s goodwill, by reporting unit, as of September 30, 2002 is as follows:

	Acquisition date	Balance at September 30, 2001	Goodwill acquired during the period	Goodwill impairment charges	Balance at September 30, 2002
	(in thousands)
Internet equipment:
Cayman	October 2001	$—	$7,325	$7,325	$—
StarNet Technologies	October 1999	1,821	—	1,821	—

		$1,821	$7,325	$9,146	$—

Web platforms:
WebOrder	March 2000	$572	$(53)	$—	$519
netOctopus	December 1998	365	100	—	465

		$937	$47	$—	$984

Total goodwill		$2,758	$7,372	$9,146	$984

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred at the beginning of the fiscal year ended September 30, 2000:

Fiscal year ended September 30,	2002	2001	2000
Net loss:
As reported	$(34,267)	$(43,111)	$(15,137)
Less: amortization of goodwill	—	5,049	3,349

Adjusted net loss	$(34,267)	$(38,062)	11,788

Basic and diluted net loss per share:
As reported	$(1.86)	$(2.41)	$(0.90)
Less: amortization of goodwill	—	0.28	0.20

Adjusted basic and diluted net loss per share	$(1.86)	$(2.13)	$(0.70)

(4) Discontinued Operations

In August 1998, the Company sold its local area network (LAN) Division including the LAN Division’s products, accounts receivable, inventory, property and equipment, intellectual property and other related assets to Farallon Communications, Inc. (Farallon), formerly known as Farallon Networking Corporation, a Delaware corporation and an affiliate of Gores Technology Group. The consideration the Company received for the sale of the LAN Division consisted of the following (in thousands):

Cash	$2,000
Note receivable	888
Royalties receivable	1,782
Warrants	189

$4,859

The note receivable was for $1.0 million which was payable on July 31, 2000, bearing interest at 8% per annum. Farallon paid the note and accrued interest in its entirety on May 9, 2000.

The royalties receivable were based upon Farallon’s total annual revenues over each of the next five fiscal years ending on July 31, 2003. If total annual revenues of at least $15.0 million were reached, the royalty rate applies to total revenues, including the first $15.0 million. The value of the royalties accrued at the close of the transaction was based upon the present value of the Company’s assumptions as to the projected future revenue of the LAN Division. In accordance with the agreement, royalties accrued were not recorded to the extent that total consideration on the transaction exceeded the net asset value of the LAN Division assets being sold.

Additionally, the Company received and valued a warrant to purchase up to 5% of the equity of Farallon as of the closing of the transaction. Subsequently, the Company entered into an agreement with the buyer to reduce the warrant entitlement to 3% of the equity of Farallon.

During fiscal year 2000, Farallon bought out its royalty obligation in its entirety for an amount in excess of the receivable on the Company’s balance sheet. In addition, the Company exercised its warrant in Farallon and sold the shares received upon exercise of the warrant. These transactions resulted in income of $1.3 million, net of taxes, and are included in the gain on sale from discontinued operations for fiscal year 2000. The gain on sale from discontinued operations also represented the reversal of a liability recorded for the excess space created at the Company’s Alameda, California headquarters that the Company believed could not be subleased to third parties at the time of sale. During fiscal year 2000, the Company found alternative uses for this excess space.

For fiscal year 2001, the gain on sale of discontinued operation was primarily related to accounts receivable that were collected above amounts agreed upon in the sale transaction.

(5) Inventories

Inventories, net consisted of the following:

September 30,	2002	2001
	(in thousands)
Raw materials	$3,646	$3,530
Work in process	85	927
Finished goods	2,528	2,699

	$6,259	$7,156

(6) Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consisted of the following:

September 30,	2002	2001
	(in thousands)
Machinery and equipment	$3,655	$4,506
Furniture and fixtures	2,804	2,455
Computers	8,733	8,164
Leasehold improvements	407	382

	15,599	15,507
Accumulated depreciation and amortization	(10,092)	(9,737)

	$5,507	$5,770

(7) Income Taxes

Total income tax expense (benefit) for fiscal years ended September 30, 2002, 2001, and 2000 is allocated as follows:

September 30,	2002	2001	2000
	(in thousands)
Continuing operations	$—	$—	$—
Discontinued operations	—	—	(397)

	$—	$—	$(397)

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as a result of the following:

September 30,	2002	2001	2000
	(in thousands)
Computed “expected” tax (benefit) of 34%	$(11,651)	$(14,182)	$(5,990)
Net operating loss not benefited	10,601	9,405	1,853
Research credits	—	—	—
Investment impairment	1,001	—	—
Amortization of goodwill	18	4,777	4,073
State tax and other, net	31	—	64

	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

September 30,	2002	2001	2000
	(in thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$1,740	$1,163	$3,096
Deferred rent	10	—	49
Research and other credits	2,822	3,712	2,950
Tangible and intangible assets	6,431	616	—
Net operating losses	24,594	18,254	11,689

Gross deferred assets	35,597	23,745	17,784
Less valuation allowance	(35,597)	(23,745)	(13,710)

Total deferred tax assets	—	—	4,074

Deferred tax liabilities:
Tangible and intangible assets	—	—	(4,074)

Total deferred tax liabilities	—	—	(4,074)

Net deferred tax assets (liabilities)	$—	$—	$—

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

Federal and California state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an “ownership change” for tax purposes, as defined in section 382 of the Internal Revenue Code. The Company has not yet determined if an ownership change has occurred. If such ownership change has occurred, utilization of the net operating losses will be subject to annual limitations in future years.

(8) Stockholders’ Equity and Stock Option Plans

In April 1996, the Company was reincorporated in the State of Delaware. The Company’s authorized capital consists of 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. There was no preferred stock issued or outstanding at September 30, 2002.

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

Common Stock Warrant. A warrant to purchase 5,000 shares of common stock was issued in fiscal year 2001 for consulting services provided. The exercise price of the warrant is $5.625, the fair market value of the Company’s common stock on the date of grant. The Company recognized an expense of $16,000 for the estimated fair value of the warrant on the date of grant, as determined by the Black-Scholes option valuation model. The warrant will expire on January 11, 2003 unless exercised on or prior to that date.

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

Included in the 1996 Plan is a provision for the automatic grant of non-statutory options to non-employee Board of Director members of 25,000 shares on the effective date of the Company’s initial public offering at the initial offering price. These options were granted to two non-employee Board of Director members, of which one currently remains on the Company’s Board of Directors. Thereafter, each new director will be granted an option to purchase 25,000 shares of Common Stock on the date he or she becomes a Board member of the Company at the then current fair market value. Initial options issued to Board members after January 13, 2000 are exercisable in four successive and equal annual installments over the non-employee Board member’s period of continued service as a Board member, beginning one year from the grant date of the option. In addition, each non-employee Board member who is serving on the date of the Annual Stockholders Meeting is granted on the date of the meeting a non-statutory option to purchase 6,000 shares of common stock. The annual options become exercisable in full upon completion of one year’s Board service measured from the option grant date. Options issued under the 1996 Plan normally vest over four years commencing on the date of the grant, although other vesting schedules may be approved by the Compensation Committee of the Board of Directors in their discretion.

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

On December 13, 2001, subject to approval by the Company’s stockholders, the Company adopted the 2002 Equity Incentive Plan (the 2002 Plan) providing for the issuance of incentive or non-statutory options, stock awards and other equity awards to directors, employees, and non-employee consultants. The Company’s stockholders approved the 2002 Plan at the Annual Stockholder Meeting on January 30, 2002. The 2002 Plan is a successor to the 1996 Plan. Options and other awards are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Incentive stock options may be granted at not less than 100% of the fair market value per share and non-statutory stock options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or the Compensation Committee.

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

Included in the 2002 Plan is a provision for the automatic grant of non-statutory options to non-employee Board of Director members of 25,000 shares on the on the date he or she becomes a Board member of the Company at the then current fair market value. Initial options issued to Board members are exercisable in four successive and equal annual installments over the non-employee Board member’s period of continued service as a Board member, beginning one year from the grant date of the option. In addition, each non-employee Board member who is serving on the date of the Annual Stockholders Meeting is granted on the date of the meeting a non-statutory option to purchase 6,000 shares of common stock. The annual options become exercisable in full upon completion of one year’s Board service measured from the option grant date. The automatic grant provisions of the 2002 Plan take effect only at such time as there are not sufficient shares available under the existing automatic grant program in the 1996 Plan.

As of September 30, 2002, the Company had 7,199,088 shares subject to outstanding options and 274,537 shares available for grant.

The following table summarizes activity under the Company’s stock option plans:

Stock options	Shares under options	Weighted average exercise price
Outstanding as of September 30, 1999	4,040,520	$7.26
Options granted	1,564,823	41.13
Options exercised	(1,203,369)	4.81
Options cancelled	(382,494)	20.34

Outstanding as of September 30, 2000	4,019,480	19.94
Options granted	3,529,000	5.93
Options exercised	(239,042)	3.22
Options cancelled	(4,041,310)	20.02

Outstanding as of September 30, 2001	3,268,128	5.92
Options granted	4,729,830	3.70
Options exercised	(99,231)	3.19
Options cancelled	(699,639)	7.49

Outstanding as of September 30, 2002	7,199,088	$4.35

Exercisable	3,436,653	$5.30

The fair market value, based upon the Black-Scholes option valuation model, of the options granted during fiscal years 2002, 2001 and 2000 were $2.75, $4.40 and $31.22, respectively,

The following table summarizes information about the Company’s stock options outstanding at September 30, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Number of outstanding shares as of September 30, 2002	Weighted – average remaining contractual life (years)	Weighted – average exercise price	Number exercisable as of September 30, 2002	Weighted – average exercise price
$0.6105 – $1.2000	799,400	9.59	$1.1962	22,400	$0.9258
1.6000 – 3.3300	844,712	8.89	2.8000	272,344	2.8834
3.5500 – 3.6000	552,638	9.00	3.5952	63,402	3.5864
3.6100 – 3.7000	834,963	9.37	3.6995	104,413	3.6987
3.8438 – 4.0000	567,061	8.87	3.9904	136,359	3.9786
4.2400 – 4.2500	882,487	8.19	4.2497	681,241	4.2500
4.3700 – 5.5313	598,098	5.88	4.9576	518,819	4.9514
5.5500 – 5.5500	1,241,880	9.25	5.5500	829,695	5.5500
5.6250 – 48.000	877,849	5.58	8.0438	807,980	7.6323

	7,199,088	8.35	$4.3518	3,436,653	$5.2961

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

Option Exchange Offer. In April 2001, the Company’s Board of Directors approved an offer by the Company to its employees who regularly work more than 30 hours per week, and to its directors, an offer to exchange (the Offer to Exchange) all options to purchase shares of the Company’s common stock that are outstanding under the 1996 Plan with an exercise price above $10.00 per share, for new options to purchase shares of common stock to be granted by the Company under the Plan. The key features of the new options are as follows:

•	The number of shares subject to the new option will equal the number of shares subject to cancelled options, subject to adjustments for any stock splits, stock dividends and similar events.

•	The exercise price of the new option will equal the closing sale price of the Company’s common stock as reported on the Nasdaq National Market on the replacement grant date which shall be no sooner than six months and one day from the date of the exchange.

•	The new option will vest and become exercisable on the same dates with respect to the same number of shares as the cancelled options.

•	The new option will be an incentive stock option to the extent possible under applicable tax laws.

•	The new option will have other terms and conditions that are substantially the same as those of the cancelled option.

Pursuant to the Offer to Exchange, on June 4, 2001 the Company accepted for exchange, options to purchase an aggregate of 1,509,911 shares of the Company’s common stock, representing approximately 86.5% of the shares subject to options that were eligible to be exchanged under the Offer to Exchange. On December 31, 2001, pursuant to the Offer to Exchange, the Compensation Committee of the Board of Directors approved the grant of 912,066 new options. The exercise price of the new options was $5.55 per share, which was the closing sale price of the Company’s common stock as reported by the Nasdaq National Market.

Pro Forma Disclosure — Compensatory Stock Arrangements. Stock options are granted at not less than the fair market value of the common stock on the date of grant. All options expire no later than 10 years from the date of grant. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, which was issued in October 1995. As permitted by the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the fair value of shares purchased under the plan as prescribed by SFAS No. 123, net loss and per share results would have been the pro forma amounts indicated in the table below:

Fiscal years ended September 30,	2002	2001	2000
	(in thousands, except per share amounts)
Net loss—as reported	$(34,267)	$(43,111)	$(15,137)
Add: Compensation cost as prescribed by SFAS No. 123	7,693	11,202	13,755

Net loss—pro forma	$(41,960)	$(54,313)	$(28,892)

Basic and diluted net loss per share—as reported	$(1.86)	$(2.41)	$(0.90)

Basic and diluted net loss per share—pro forma	$(2.27)	$(3.03)	$(1.72)

Shares used in the per share calculations—as reported	18,455	17,902	16,830

Shares used in the per share calculations—pro forma	18,455	17,902	16,830

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable while the Company’s employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The fair value of each option grant and share purchased under the Purchase Plan are estimated on the date of grant or share purchase using the Black-Scholes option-pricing model with the following assumptions:

Years ended September 30,	2002	2001	2000
Expected volatility	110.3%	108.0%	103.5%
Risk-free interest rate	2.63%	4.12%	5.77%
Expected dividend yield	—	—	—

The expected lives of options under the Employee Stock Option and Employee Stock Purchase Plans are estimated at four years and six months, respectively, for all years presented.

(9) Commitments and Contingencies

Leases.The Company conducts its operations in leased facilities and with equipment under operating lease agreements expiring at various dates through 2005. The following is a schedule of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

Fiscal years ended September 30,	2003	2004	2005	Total
Facility and operating lease commitments	$1,535	$926	$362	$2,823

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

Subsequent to September 30, 2002, the Company entered into a lease for new headquarters facilities located in Emeryville, California. The future minimum rental payments related to this new lease are not included in the table above. The following is a schedule of the future minimum rental payments required under this new lease agreement (in thousands):

Fiscal years ended September 30,	2003	2004	2005	2006	2007	2008	Total
Facility and operating lease commitments	$101	$624	$642	$663	$682	$526	$3,238

Litigation. The Company is involved in various legal matters that have arisen in the normal course of business. Management believes, after consultation with counsel, any liability that may result from the disposition of such legal matters will not have a material adverse effect on the Company’s operating results and financial condition.

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

(10) Segment, Geographic and Significant Customer Information

Segment Information.The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during fiscal year 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Netopia’s Chief Executive Officer (CEO) is considered the Company’s CODM. For purposes of making operating decisions and assessing financial performance, the Company’s CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

	September 30, 2002			September 30, 2001			September 30, 2000
	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total
	(in thousands)
Revenue	$45,551	$18,513	$64,064	$58,861	$18,457	$77,318	$65,546	$24,660	$90,206
Cost of revenues	32,323	639	32,962	39,165	795	39,960	46,582	697	47,279

Gross profit	13,228	17,874	31,102	19,696	17,662	37,358	18,946	23,963	42,927
Gross margin	29%	97%	49%	33%	96%	48%	29%	97%	48%
Unallocated operating expenses			62,746			80,580			64,124

Operating loss			$(31,644)			$(43,222)			$(21,197)

Geographic Information. The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in four regions: United States, Europe, Canada, and Asia Pacific and other. Revenues outside of the United States are primarily export sales denominated in United States dollars. The Company does not have material operating assets outside of the United States. Disaggregated financial information regarding the Company’s revenues by geographic region for the fiscal years 2002, 2001 and 2000 is as follows:

Fiscal year ended September 30,	2002		2001		2000
	($ in thousands)
Europe	$10,544	16%	$9,378	12%	$13,558	15%
Canada	1,046	2%	1,168	2%	1,689	2%
Asia Pacific and other	1,602	3%	1,030	1%	1,215	1%

Subtotal international revenue	13,192	21%	11,576	15%	16,462	18%
United States	50,872	79%	65,742	85%	73,744	82%

Total revenues	$64,064	100%	$77,318	100%	$90,206	100%

The Company has no material operating assets outside the United States.

Customer Information. Historically, the Company has sold its products to competitive local exchange carriers (CLECs), distributors, ILECs, Internet service providers (ISPs) and directly to end-users. Disaggregated financial information regarding the Company’s customers who accounted for 10% or more of the Company’s revenue for the fiscal years 2002, 2001 and 2000 is as follows:

Fiscal year ended September 30,	2002		2001		2000
	($ in thousands)
Covad Communications Company (Covad) (a)	$8,481	13%	$12,565	16%	$14,812	16%
Ingram Micro Inc. (Ingram Micro)	7,970	12%	8,380	11%	6,162	7%
Rhythms NetConnections, Inc. (Rhythms) (b)	—	—	8,204	11%	5,181	6%
NorthPoint Communications, Inc. (NorthPoint) (c)	—	—	2,415	3%	10,608	12%

(a)	Covad filed a voluntary petition under the Bankruptcy Act in August 2001 as part of a capital-restructuring plan. Covad emerged from bankruptcy in December 2001and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003.
(b)	Rhythms received Bankruptcy Court approval and completed the sale of a substantial portion of its assets to Worldcom Group in December 2001.
(c)	NorthPoint ceased operations during March 2001.

No other customers during the fiscal years ended September 30, 2002, 2001 and 2000 accounted for 10% or more of the Company’s total revenues. For fiscal year 2002, there were four customers who each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 36% of the Company’s total revenues. For fiscal year 2001, there were three customers who each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 38% of the Company’s total revenues. For fiscal year 2000, there were five customers who each individually represented at least 5% of the Company’s total revenues and in aggregate, accounted for 46% of the Company’s total revenues.

The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

Fiscal year ended September 30,	2002		2001		2000
	($ in thousands)
Covad	$1,144	11%	$1,649	17%	$1,054	7%
Ingram Micro	1,480	15%	1,881	20%	1,688	11%
Rhythms(a)	—	—%	—	—%	912	6%
NorthPoint(b)	—	—%	—	—%	1,680	11%

(a)	Beginning June 2001, Rhythms prepaid for all purchases of the Company’s broadband Internet equipment products, and consequently accounted for no additional amounts of accounts receivable.

(b)	NorthPoint ceased operations during March 2001. During the three months ended December 31, 2000, the Company fully reserved approximately $1.7 million related to NorthPoint’s outstanding accounts receivable balance. Beginning January 2001, NorthPoint prepaid for all purchases of the Company’s broadband Internet equipment products, and consequently accounted for no additional amounts of accounts receivable other than the amount previously fully reserved. During fiscal 2002, in a private transaction whereby the Company sold its claim in the NorthPoint bankruptcy proceedings, the Company recovered approximately $0.2 million of the $1.7 million receivable for which the Company had recorded a provision for doubtful accounts in fiscal 2001.

(11) Long-Term Investments

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath Networks Inc. (MegaPath). MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal years 2002 and 2001, MegaPath purchased $0.9 million and $0.1 million, respectively, of the Company’s products. At September 30, 2002, MegaPath’s accounts receivable with the Company was $0.2 million. In fiscal year 2002, the Company recorded a $1.4 million unrealized loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the valuation of MegaPath in its most recent round of financing, in which the Company purchased $0.4 million of Series E Preferred Stock in MegaPath. The Company currently owns approximately 4.0% of MegaPath. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its investment in Series D and Series E Preferred shares is not less than the Company’s $1.0 million carrying value at September 30, 2002.

In fiscal year 2000, the Company purchased $2.0 million of Series C Preferred Stock in Everdream Corporation (Everdream). Everdream provides outsourced information technology (IT) expertise, products and services that enable small and medium size businesses to focus on their core competencies. During fiscal year 2000, the Company entered into an agreement with Everdream to host a co-branded version of the Company’s eStore platform for Everdream’s customers. During fiscal years 2001 and 2000, Everdream purchased $5,000 and $0.1 million, respectively, of the Company’s products. Everdream did not purchase any of the Company’s products during fiscal year 2002 and did not account for any accounts receivable at September 30, 2002. In fiscal year 2002, the Company recorded a $1.5 million unrealized loss on impaired securities related to its investment in Everdream. This impairment was recorded in connection with the valuation of Everdream based upon its most recent round of financing. The Company currently owns approximately 2.5% of Everdream. Although there is no public market for Everdream’s stock, the Company believes that the market value of these shares is not less than the Company’s $0.5 million carrying value at September 30, 2002.

In April 1999, the Company purchased $1.0 million of Series D-1 Preferred Stock of NorthPoint. Upon the initial public offering of the common stock of NorthPoint in May 1999, the Company’s Series D-1 Preferred

Stock converted into 55,555 shares of Class B common stock. During fiscal year 2001, the Company recorded an unrealized loss on impaired securities to reflect the entire loss of the investment in NorthPoint.

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

Total charge	$482
Less:
Amounts paid	301
Non-cash charges	58

Balance at September 30, 2002	$123

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

	Employee severance benefits	Internet portal exit costs	Facility costs	Total
	(in thousands)
Total charge	$475	$510	$88	$1,073
Less:
Amounts paid	320	97	47	464
Non-cash charges	63	413	—	476

Balance at September 30, 2001	92	—	41	133
Less:
Amounts paid	20	—	—	20

Balance at September 30, 2002	$72	$—	$41	$113

(13) Integration Costs

During fiscal year 2002, the Company recorded a charge of $0.3 million for integration costs incurred in connection with the Cayman acquisition for integrating Cayman’s customers, systems and operations. Details of the charge for integration costs is as follows:

	Customer integration communications	Systems integration	Total
	(in thousands)
Total charge	$269	$40	$309
Less amounts paid	269	17	286

Balance at September 30, 2002	$—	$23	$23

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

	Accounting and legal advisory services	Joint marketing commitments	Joint research and development costs	Shared merger costs	Other	Total
	(in thousands)
Total charge	$1,257	$572	$429	$150	$232	$2,640
Less:
Amounts paid	1,257	560	429	117	216	2,579
Non-cash charges	—	—	—	—	16	16

Balance at September 30, 2001	—	12	—	33	—	45
Less:
Amounts paid	—	—	—	—	—	—
Non-cash charges	—	—	—	—	—	—

Balance at September 30, 2002	$—	$12	$—	$33	$—	$45

(15) Credit Facility

In June 2002, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Credit Facility”). Pursuant to the Credit Facility, the Company may borrow up to $15.0 million from time to time from Silicon Valley Bank. The actual amount that can be borrowed at any times is determined using a formula relating to the amount of eligible accounts receivable and inventory at the borrowing date. The term of the Credit Facility is two years. The Company must maintain an adjusted quick ratio, as defined as the ratio of (i) the Company’s unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley Bank’s Investment Product Services Division (“ISP Division”) to (ii) the Company’s current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.25 to 1 from June 2002 through December 31, 2002 and 1.5 to 1 from January 1, 2003 to the end of the term.

For the first year of the Credit Facility, the Company must maintain a tangible net worth of not less than $32.0 million; the minimum tangible net worth covenant will be reset for the second year of the Credit Facility. On December 9, 2002, Silicon Valley Bank waived the Company’s default of the tangible net worth covenant for the first year as set forth in the Credit Facility agreement. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility agreement.

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

As of September 30, 2002, the Company had outstanding borrowings, collateralized by the Company’s accounts receivable and inventory, of $4.4 million. This borrowing was recorded as a long-term liability on the Company’s September 30, 2002 consolidated balance sheet based upon the contractual repayment terms that exceed one year from the balance sheet date. As of September 30, 2002, $0.8 million was available under the Credit Facility. As of November 30, 2002, the Company had repaid the borrowings outstanding as of September 30, 2002.

(16) Other Income (Loss), Net

Other income (loss), net consists of interest income the Company earns on its cash, cash equivalents and short-term investments, interest expense related to the Company’s borrowing under its credit facility, realized and unrealized gains and losses on foreign currency transactions as well as losses on impaired securities that the Company deems other than temporary. The following table sets forth for the periods indicated, detail of the Company’s other income (loss), net:

Fiscal years ended September 30,	2002	2001	2000
Interest income	$468	$2,619	$3,628
Interest expense	(25)	—	—
Loss on impaired securities	(2,943)	(1,000)	—
Other income (expense)	(123)	(109)	(49)

Total	$(2,623)	$1,510	$3,579

Schedule—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ended September 30, 2002	$513	$637	$1,057	$93
Fiscal year ended September 30, 2001	2,817	3,052	5,356	513
Fiscal year ended September 30, 2000	579	2,832	594	2,817

Allowance for returns and rebates:
Fiscal year ended September 30, 2002	$128	$349	$3	$474
Fiscal year ended September 30, 2001	441	—	313	128
Fiscal year ended September 30, 2000	217	336	112	441

PART III.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2002, there were no transactions, or series of similar transactions, or any proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons had, or will have, a direct or indirect material interest: (1) any of our directors or executive officers, (2) any nominee for election as one of our directors, (3) any security holder we known to own beneficially more than five percent of our voting securities, and (4) any member of the immediate family of any of the foregoing persons.

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

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of a date within ninety (90) days of the date of this report, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation and that our disclosure controls and procedures are effective.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)	See Item 8 for an index to the consolidated financial statements and supplementary financial information.

(b)	We did not file any Forms 8-K during the three months ended September 30, 2002.

(c)	Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference. You may obtain copies of such exhibits directly from us upon request.

Exhibit Number	Description
3.1(a)	Restated and Amended Certificate of Incorporation
3.2(a)	Restated and Amended Bylaws of the Registrant
3.3(b)	Certificate of Ownership and Merger (Corporate Name Change)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(a)	Amended and Restated Investor Rights Agreement, dated March 27, 1992, among the Registrant and the Investors and Founders named therein, as amended
10.1(a)	Form of Indemnification Agreement entered into between the Registrant and it Directors and Officers
10.2(a)	1996 Stock Option Plan and forms of agreements thereunder
10.3(a)	Employee Stock Purchase Plan
10.4(b)	Office Lease Agreement between the Company and WHLW Real Estate Limited Partnership, dated May 1, 1997
10.5(b)	Real Property Lease Extension Agreement between the Company and Bobwhite Meadow, L.P., dated March 1,1996
10.6(c)	Agreement of Purchase and Sale of Assets, dated August 5, 1998, by and between Netopia, Inc., a Delaware corporation, and Farallon Networking Corporation, a Delaware corporation
10.7(d)	Serus Asset Purchase Agreement by and among Netopia, Inc., Serus LLC, Serus Acquisition Corporation and the Members of Serus LLC dated as of December 16, 1998 (including exhibits thereto)
10.8(e)	Agreement and Plan of Reorganization dated September 28, 1999 by and between Netopia, Inc., a Delaware corporation, SN Merger Corporation, a Delaware corporation that is a wholly-owned subsidiary of Netopia, and StarNet Technologies, Inc., a California corporation
10.9(f)	Agreement and Plan of Reorganization, dated February 22, 2000 by and among Netopia, Inc., a Delaware corporation, WO Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Netopia (Sub) and WebOrder, a California corporation
10.10(g)	2000 Stock Incentive Plan and forms of agreements thereunder
10.11(h)	Agreement and Plan of Merger and Reorganization among Netopia, Inc., Amazon Merger Corporation, Cayman Systems, Inc., Certain Holders of Convertible Subordinated Promissory Notes and Richard Burnes, as Security Holders’ Representative, dated as of September 19, 2001
10.12(i)	Netopia, Inc. 2002 Equity Incentive Plan; as adopted by the Netopia Board of Directors on December 13, 2001 and approved by the Netopia shareholders on January 30, 2002
10.13(j)	Silicon Valley Bank Loan and Security Agreement entered into on June 27, 2002

10.14	Office Lease Agreement dated December 9, 2002 between the Company and Christie Avenue Partner — JS

11.1	Reference is made to Note 1 of Notes to Consolidated Financial Statements

21.1(k,l)	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Auditors

24.1	Power of Attorney (see Signature page)

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868).
(b)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 1997.
(c)	Incorporated by reference to our Form 8-K as filed on August 20, 1998.
(d)	Incorporated by reference to our form 10-K for the fiscal year ended September 30, 1998.
(e)	Incorporated by reference to our Form 8-K as filed on October 28, 1999.
(f)	Incorporated by reference to our Form 8-K as filed on April 7, 2000.
(g)	Incorporated by reference to our Form S-8 as filed on December 8, 2000.
(h)	Incorporated by reference to our Form 8-K as filed on October 17, 2001.
(i)	Incorporated by reference to our Form 10-Q as filed on May 15, 2002.
(j)	Incorporated by reference to our Form 10-Q as filed on August 14, 2002.
(k)	Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868) for our Subsidiary in France.
(l)	Updated for our new subsidiaries in the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, in the City of Emeryville, State of California on this 15th day of July 2003.

By:	/s/ ALAN B. LEFKOF
Alan B. Lefkof President and Chief Executive Officer

By:	/s/ WILLIAM D. BAKER
William D. Baker Senior Vice President, Finance and Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: July 15, 2003

CERTIFICATION

I, Alan B. Lefkof, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Netopia, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

By:	/s/ ALAN B. LEFKOF
Alan B. Lefkof President and Chief Executive Officer

CERTIFICATION

I, William D. Baker, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Netopia, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

By:	/s/ WILLIAM D. BAKER
William D. Baker Senior Vice President, Finance and Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)