Form 10-Q/A
period 2002-12-31
NETOPIA INC
filed 2003-07-15
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

NETOPIA, INC.

Form 10-Q/A

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the following Items of our previously-filed Quarterly Report on Form 10-Q for the quarter ended December 31, 2002: Part I, Items 1, 2 and 4; and Part II, Item 6.

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

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and are not expected to have a significant impact on the Company’s consolidated financial statements. The disclosure requirements have been adopted by the Company.

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

The Company allocated the total purchase price of Cayman to its individual assets and assumed liabilities, based upon the Company’s estimate of the fair value thereof. In addition to the current assets and liabilities that were acquired, certain intangible assets were identified and a portion of the purchase price was allocated to acquired in-process research and development projects. These identified intangible assets are as follows:

•	Developed product technology, which represents the value of Cayman’s proprietary know-how that is technologically feasible as of the acquisition date;

•	Core technology leveraged, which represents the value of Cayman’s research and development projects in process that are leveraged off of Cayman’s previously developed products and technology;

•	Sales channel relationships, which represents the value of Cayman’s established contractual agreements with its incumbent local exchange carrier (ILEC) and cable company customers to whom Netopia expects to continue to sell products; and

•	Goodwill, which represents the excess of the Cayman purchase price over the fair value of the underlying net identifiable assets, was attributed to the Company’s Internet equipment reporting unit. In connection with the Company’s annual impairment test as required by SFAS No. 142, the Company determined that this amount was fully impaired at August 31, 2002. As a result, the Company recorded a charge of $7.3 million to its Consolidated Statement of Operations in the fiscal year ended September 30, 2002 representing the full impairment of the goodwill acquired in connection with the Cayman acquisition.

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

In accordance with SFAS No. 142, the Company completed the transitional impairment test of its goodwill during the three months ended March 31, 2002. That effort, and preliminary assessments of the Company’s goodwill, indicated no adjustment was required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company performed the annual impairment test required by SFAS No. 142 on August 31, 2002 for it’s two reporting units. To complete the first step of the analysis, the Company discounted the cash flows generated by its Internet equipment and Web platforms reporting unit’s 5 year plans and applied the Gordon Growth factor to determine the residual value. To complete the second step of the analysis, the Company determined the value of the intangible assets of the Internet equipment-reporting unit as compared to the excess of fair value over the net book value of the assets of the Internet equipment-reporting unit. At August 31, 2002, the implied fair value of the Company’s Internet equipment reporting unit was found to be less than its carrying amount and as a result, the Company recorded a charge to its Consolidated Statement of Operations in the fiscal year ended September 30, 2002.

Detail of the Company’s identifiable intangible assets, by reporting unit, as of December 31, 2002 is as follows:

	Acquisition date	Balance at September 30, 2002	Identifiable intangible assets acquired during the period	Amortization expense	Balance at December 31, 2002
		(in thousands)
Internet equipment:
Acquired technology	October 2001	$5,538	$—	$288	$5,250
Sales channel relationships	October 2001	1,035	—	86	949

Subtotal		6,573	—	374	6,199
Web platforms:
Marketing license	July 1999	138	—	138	—

Total		$6,711	$—	$512	$6,199

Detail of the Company’s goodwill, by reporting unit, as of December 31, 2002 is as follows:

	Acquisition date	Balance at September 30, 2002	Goodwill acquired during the period	Goodwill impairment charges	Balance at December 31, 2002
		(in thousands)
Web platforms:
WebOrder	March 2000	$519	$—	$—	$519
netOctopus	December 1998	465	—	—	465

		$984	$—	$—	$984

Total goodwill		$984	$—	$—	$984

(5)	Balance sheet accounts

(a) Inventory consisted of the following:

	December 31, 2002	September 30, 2002
	(in thousands)
Raw materials	$3,105	$3,646
Work in process	210	85
Finished goods	4,885	2,528

	$8,200	$6,259

(b) Warranty liability for the period consisted of the following:

	Beginning balance	Warranty returns	Warranty replacements	Warranty accrued	Ending Balance
	(in thousands)
Three months ended December 31, 2002	$(323)	$(286)	$381	$(51)	$(279)

(6)	Per Share Calculations

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

The Company has generally not experienced collection difficulties related to the customers identified above. Amounts due the Company from these customers are generally collected within the terms provided by the Company in the normal course of business.

(8)	Long-Term Investments

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath Networks Inc. (MegaPath). MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During the three months ended December 31, 2002, MegaPath purchased $0.4 million of the Company’s products and during fiscal years 2002 and 2001, MegaPath purchased $0.9 million and $0.1 million, respectively, of the Company’s products. At December 31, 2002, MegaPath’s accounts receivable with the Company was $0.2 million. In fiscal year 2002, the Company recorded a $1.4 million unrealized loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the valuation of MegaPath in its most recent round of financing in which the Company purchased $0.4 million of Series E Preferred Stock. The Company currently owns approximately 4.0% of MegaPath. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its investment in Series D and Series E Preferred shares is not less than the Company’s $1.0 million carrying value at December 31, 2002.

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

The Company’s policy is to maintain accruals relating to restructurings for up to two years unless the Company has had definitive closure of the specific liabilities accrued prior to the two-year final review date. Detail of the Company’s remaining liabilities relating to its restructuring activities is as follows:

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

Overview

We develop, market and support broadband equipment, software and services that enable our carrier and broadband service provider customers to simplify and enhance the delivery of broadband services to their residential and small and medium size business customers. Our product and service offerings enable carriers and broadband service providers to (i) deliver to their customers feature-rich modems, routers and gateways, (ii) utilize software that allows remote management of equipment located at their customers’ premises, and (iii) provide value-added services to enhance revenue generation. Our broadband modems, routers and gateways are installed by customers of carriers and broadband service providers in order to obtain faster access to the Internet than is possible with dial-up connections. These bundled service offerings often include digital subscriber line (DSL) or broadband cable equipment bundled with backup, bonding, virtual private networking or VPN that allows more secure communications over the Internet, firewall protection, parental controls, Web content filtering, combined voice and data services, hosting of web sites that we call eSites, and hosting of web stores that we call eStores. Our netOctopus suite of server software products enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to provide support to their customers on a remote basis. We also offer Timbuktu and eCare software products for help desk customers. These products allow business help desks to provide support on a remote basis when computer users experience problems with their desktop or laptop computers.

Broadband Equipment. We have developed a comprehensive line of broadband Internet gateways, which allow the transport of high-speed data over the local copper loop and enable telecommunications carriers to provide cost-effective and high-speed services over existing infrastructure. Our products support many types of high-speed wide area network (WAN) interfaces, including connectivity for asynchronous DSL (ADSL), Symmetric High bit-rate Digital Subscriber Loop (SHDSL), symmetric DSL (SDSL), integrated services digital network DSL (IDSL), Ethernet, Cable, T1, Fractional T1, 56K digital dataphone service (DDS), Dual Analog, integrated services digital network (ISDN), and wireless networks. Our broadband Internet gateway family includes routers and modems for data services and integrated access devices (IADs) for combined voice and data services, all of which are designed to deliver high performance, excellent reliability and scalability, all the while maintaining affordability for the customer. We believe a key to our success is comprehensive interoperability with leading central office equipment and a common firmware platform across all WAN connections. The substantial majority of our revenues are derived from sales of our broadband Internet gateways, in particular our DSL routers and modems. When reading our statement of operations, revenues and cost of revenues related to the sale of our broadband Internet equipment are classified as “Internet equipment.”

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

Historically, we have depended upon the ability of our customers to successfully offer broadband services, in particular DSL services. Prior to our acquisition of Cayman Systems, Inc. (Cayman), our largest customers were CLECs. Many CLECs have incurred operating losses and negative cash flows as they attempted to establish their networks and operations, and many have filed for protection under the Bankruptcy Act or ceased operations. Most notably, Covad, which currently is our largest CLEC customer and was our largest customer during the quarter ended December 31, 2002, emerged from bankruptcy in December 2001 and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003.

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

As of December 31, 2002, borrowings under our credit facility totaled $6.0 million and we were in default of the tangible net worth covenant as set forth in the credit facility. As of February 11, 2003, Silicon Valley Bank waived our default of the tangible net worth covenant at December 31, 2002. Additionally, we have been notified by Silicon Valley Bank that the tangible net worth covenant has been reduced to $23.5 million for the remainder of the term of the credit facility. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility agreement. We expect to continue to use our credit facility along with our existing cash, cash equivalent and short-term investments to support our working capital needs in both the short and long-term. Additionally, our cash, cash equivalents and short-term investments at March 31, 2003 will be less than the balances at December 31, 2002 as we repay the outstanding borrowings from under our credit facility, purchase additional inventory to build our products and use our existing cash and cash equivalents to support our continuing operations. As of December 31, 2002, we did not have any material commitments for capital expenditures. As a result of our net losses and use of cash, the continuing operations of our business may require additional capital. We believe we have adequate cash, cash equivalents and borrowing capacity to meet our anticipated capital needs for at least the next twelve months. If we issue additional stock to raise capital, our existing stockholders’ percentage ownership in Netopia would be reduced.

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

					Increase/(decrease)
Three months ended December 31,	2002		2001		$	%
	($ in thousands)
REVENUES:
Internet equipment	$14,596	74%	$11,811	74%	$2,785	24%
Web platform licenses and services	5,007	26%	4,074	26%	933	23%

Total revenues	19,603	100%	15,885	100%	3,718	23%

COST OF REVENUES:
Internet equipment	10,711	55%	7,383	47%	3,328	45%
Web platform licenses and services	429	2%	164	1%	265	162%

Total cost of revenues	11,140	57%	7,547	48%	3,593	48%

GROSS PROFIT	8,463	43%	8,338	52%	125	1%
OPERATING EXPENSES:
Research and development	3,983	20%	4,148	26%	(165)	(4%)
Research and development project cancellation costs	606	3%	—	—	606	—
Selling and marketing	5,661	29%	6,128	39%	(467)	(8%)
General and administrative	1,428	7%	973	6%	455	47%
Amortization of other intangible assets	374	2%	374	2%	—	0%
Restructuring costs	342	2%	482	3%	(140)	(29%)
Acquired in-process research and development	—	—	2,150	14%	(2,150)	(100%)
Integration costs	—	—	309	2%	(309)	(100%)

Total operating expenses	12,394	63%	14,564	92%	(2,170)	(15%)

OPERATING LOSS	(3,931)	(20%)	(6,226)	(40%)	2,295	(37%)
Other income (loss), net	(7)	0%	156	1%	(163)	(104%)

NET LOSS	$(3,938)	(20)%	$(6,070)	(39%)	$2,132	(35%)

REVENUES

Total revenues for the three months ended December 31, 2002 increased from the three months ended December 31, 2001 due to increased revenues from the sale of our broadband Internet equipment products and Web platform licenses and services.

Internet Equipment. Broadband Internet equipment revenues increased for the three months ended December 31, 2002 from the three months ended December 31, 2001 primarily due to increased sales volumes of our ADSL broadband Internet equipment to ILEC customers, both in the United States and Europe, who serve the market for business and residential-class ADSL Internet services. Sales volumes increased primarily as a result of increased purchases by SBC and BellSouth, customers we acquired as a result of our acquisition of Cayman, and new customers in Europe as we continue our efforts to penetrate the ADSL market for business and residential-class products. This increase was partially offset by declining average selling prices primarily as a result of the mix of products sold, price competition from foreign and domestic competitors and customer driven demands. The mix of broadband Internet equipment sales is changing as we begin entering the residential ADSL market. Historically, residential-class products, and ADSL products generally, have carried a lower average selling price than similar business-class products. We expect that we will continue to experience declining average selling prices, primarily as a result of the changing mix of products we sell and price competition from both foreign and domestic suppliers. We believe that increased sales volumes to current and new customers will offset these declines. The following table sets forth our volumes and average selling prices, excluding accessories, for the periods indicated:

			Increase/(decrease)
Three months ended December 31,	2002	2001	Units/$	%
Product volumes	84,706	39,525	45,181	114%
Average selling prices	$144	$282	$(138)	(49%)

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

					Increase/(decrease)
Three months ended December 31,	2002		2001		$	%
	($ in thousands)
Covad	$2,585	13%	$1,466	9%	$1,119	76%
SBC	2,570	13%	1,472	9%	1,098	75%
Ingram Micro	1,417	7%	1,928	12%	(511)	(27%)
(a)

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

RESEARCH AND DEVELOPMENT PROJECT CANCELLATION COSTS

Research and development project cancellation costs consist primarily of material and equipment costs associated with our joint development efforts with Siemens AG (Siemens) and Proxim, Inc. (Proxim) to develop a wireless IAD for sale to AT&T Corp. (AT&T) to serve AT&Ts anticipated roll-out of DSL services. As a result of AT&T not accepting the final product developed by Siemens under the agreement between AT&T and Siemens and canceling its plans to deploy these services on its network, there was no longer a customer or market into which we could sell the product under development.

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

We may find it difficult to raise needed capital in the future, which could delay or prevent introduction of new products or services, require us to reduce our business operations or otherwise significantly harm our business.

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

The success of our broadband Internet equipment depends upon the extent to which telecommunications carriers deploy DSL and other broadband technologies. Factors that have impacted such deployment include:

•	A prolonged approval process by service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

•	The development of improved business models for DSL and other broadband services, including the capability to market, sell, install and maintain DSL and other broadband services on a profitable basis;

•	The ability of our Competitive Local Exchange Carriers, or CLECs, to obtain required capital resources;

•	Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider’s central office;

•	Lack of compatibility of DSL equipment that is supplied by different manufacturers;

•	Evolving industry standards for DSL and other broadband technologies; and

•	Government regulation.

Demand for DSL services has exceeded the ability of certain telecommunications carriers and Internet Service Providers, or ISPs, to deploy services in a timely manner and to provide satisfactory customer service. We offer to carriers and service provider customers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated features and services that we believe can justify higher recurring revenues from end users. These features and services include dial backup, VPNs, remote management and configuration, and hosting of eSites and eStores. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted. If telecommunications carriers do not continue to initiate or expand their deployment of DSL and other broadband services, our revenues could decline and our business could be significantly harmed.

We expect our revenues to become increasingly dependent on our ability to sell our broadband Internet equipment to ILECs, and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

Incumbent Local Exchange Carriers, or ILECs, have been aggressively marketing DSL services principally focusing on residential services. Prior to our acquisition of Cayman, we had not sold meaningful quantities of our broadband Internet equipment to ILECs in the United States. As a result of our acquisition of Cayman, we have expanded our customer base to include two ILEC customers, SBC and BellSouth, to which we previously had not sold our broadband Internet equipment. We have committed resources that are focused on expanding our presence in the ILEC channel both domestically and internationally in response to changing market conditions. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, long-term product deployment cycles and intense price pressures. ILECs currently obtain equipment from our competitors, such as Thomson Corporation (Thomson), Siemens (through its Efficient Networks subsidiary), Westell Technologies, Inc. (Westell), ZyXEL Communications Co. (ZyXEL), Linksys Group Inc. (Linksys) and 2Wire, Inc. (2Wire), who have proven to be strong competitors. If we fail to penetrate further the ILEC market for our products and services, our business may be materially and adversely affected.

We expect our revenues to become increasingly dependent on our ability to develop broadband Internet equipment for and successfully enter the residential broadband gateway market.

Prior to our acquisition of Cayman in October 2001, we developed, marketed and sold broadband Internet equipment products primarily to CLECs serving the small business market. As a result of our acquisitions of Cayman in October 2001 and DoBox in March 2002 and our internal development initiatives, we believe that we now have products and technology that will enable us to market and deliver competitive broadband Internet equipment products and services more effectively to ILECs serving the residential market. There are numerous risks associated with our entrance into the residential broadband gateway market such as:

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

Prior to our acquisition of Cayman in October 2001, our most significant customers were CLECs and ISPs. Since the middle of calendar year 2000, CLECs have experienced significant business difficulties due to an inability to obtain financing to continue to build out their networks. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock. During the last two years, three of our CLEC customers, Covad, Rhythms NetConnections, Inc. (Rhythms), and NorthPoint have all sought protection under the Bankruptcy Act. Thereafter, Rhythms sold its network to WorldCom, Inc., which itself is currently operating under Bankruptcy Act protection. NorthPoint ceased operating entirely. Covad emerged from bankruptcy in December 2001 and remains our largest customer, although it continues to incur losses. The difficulties of these customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock.

Like the CLECs, ISPs also have struggled since mid-2000. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, ISPs have experienced significant erosion in the prices charged to customers. Many of our ISP customers have experienced business difficulties and some have filed for bankruptcy or ceased operations. As a result, sales of our products to ISPs remain difficult. The financing market for CLECs and ISPs has been effectively closed since calendar year 2001, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable.

The loss of, or decline in, purchases by one or more of our key customers would result in a significant decline in our revenues and harm to our business.

We rely on a small number of customers for a large portion of our revenues. For the three months ended December 31, 2002, there were 6 customers who each individually represented at least 5% of our revenues and in the aggregate accounted for 50% of our total revenues. For the fiscal year ended September 30, 2002, there were four customers who each individually represented at least 5% of our revenues and in the aggregate accounted for 36% of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buy our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mostly in Europe. For the three months ended December 31, 2002 and the fiscal year ended September 30, 2002, our international sales represented 26% and 21%, respectively, of total sales. We expect sales to international customers to continue to comprise a significant portion of our revenues. For the past two fiscal years, sales of broadband Internet equipment products to our European customers who are members of the European Union have been denominated in the Euro. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could lead to decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in the Euro.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ending with the December 31, 2002 quarter, our revenues have ranged from $15.6 million to $20.8 million, and our net quarterly loss has ranged from $3.9 million to $21.1 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

It is likely that in some future quarter, quarters or year our operating results will be below the expectations of securities analysts or investors. In such event, the market price of our common stock may decline significantly. In addition to the uncertainties and risks described elsewhere under this “Risk Factors” heading, variations in our operating results will likely be caused by factors related to the operation of our business, including:

•	Variations in the timing and size of orders for our broadband Internet equipment products;

•	Increased price competition for our broadband Internet equipment products;

•	Our ability to license, and the timing of licenses, of our Web platforms products;

•	The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband Internet equipment as a percentage of our total revenues and increased sales of lower margin ADSL products within our family of broadband Internet equipment;

•	The price and availability of components for our broadband Internet equipment; and

•	The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements.

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

We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our broadband Internet equipment relies on components that are supplied by independent contractors and specialized suppliers. Furthermore, substantially all of our broadband Internet equipment includes printed circuit boards that are manufactured by fewer than five contract manufacturers that assemble and package our products. We do not have guaranteed supply arrangements with these third parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient components for our broadband Internet equipment also depends on our ability to accurately forecast our future requirements. If we are unable to timely obtain a sufficient quantity of components from independent contractors or specialized suppliers for any reason, sales of our broadband Internet equipment could be delayed or halted. Similarly, if supplies of circuit boards or products from our contract manufacturers are interrupted for any reason, we will incur significant losses until we arrange for alternative sources. In addition, we may be required to pay premiums for components purchased from other vendors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our broadband Internet equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our broadband Internet equipment would seriously harm our reputation and business.

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

We may not be able to successfully develop, introduce, enhance or market these or other products and services necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business. Many of our broadband Internet equipment products and services are relatively new. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a relatively new, rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, including requirements for performance, price, features and compatibility with other DSL equipment. We may not be able to introduce rapidly innovative new products that meet these market requirements. Failure to continue to develop and market competitive products would harm our competitive position and operating results.

Our revenues will not grow and we may incur greater losses if we cannot successfully sell our Web platforms products. We derive a substantial portion of the recurring revenues from our Web platforms products from a small number of large customers.

The majority of our Web platforms revenues are derived from the sale of software products for corporate help desks, including Timbuktu and eCare. For the three months ended December 31, 2002 and the fiscal year ended September 30, 2002, revenues from these help desk applications were 62% and 55%, respectively, of total revenues for our Web platform products. We anticipate that the market for Timbuktu will grow more slowly than the market for our other Web platforms products and services. In addition, we rely on a small number of licensees of our Web platforms to promote the use of our Web platforms for building eSites and eStores. As a result, we derive the majority of the recurring revenues from our Web platforms products from fewer than five customers. The extent and nature of the promotions by licensees of our Web platforms are outside of our control. If licensees of our eSite and eStore Web platforms do not successfully promote web sites and stores to their customers, we will not generate continued recurring revenues. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

If hosting services for our Web platforms perform poorly, our revenue may decline and we could be sued.

We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance hosting for eSite and eStore customers. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with which we contract for maintenance services could lead to interruption or deterioration of our eSite and eStore hosting services. Additionally, a slowdown or failure of our systems for any reason, could also lead to interruption or deterioration of our eSite and eStore hosting services. In such a circumstance, our hosting revenue may decline. In addition, if our eSite and eStore services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers, the outcome of which could harm our business.

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

Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer. None of our employees are bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Competition for qualified personnel in our industry and geographic location is intense. Although we believe our personnel turnover rate is consistent with industry norms, our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity.

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

A small number of stockholders hold a large portion of our common stock. Our Chairman of the Board owned approximately 5.3% of our common stock outstanding at December 31, 2002. In addition, based on information contained in filings with the Securities and Exchange Commission, three institutional investors owned approximately 9.5%, 7.5% and 6.2%, respectively, of our common stock outstanding at December 31, 2002. To the extent one or more of these large stockholders decides to sell substantial amounts of our common stock in the public market over a short period of time, based on the historic trading volumes, we expect the market price of our common stock could fall.

Our industry may become subject to changes in regulations, which could harm our business.

Our industry and industries on which our business depends may be affected by changes in regulations. For example, we depend on telecommunications service providers for sales of our broadband Internet equipment, and companies in the telecommunications industry must comply with numerous regulations. If our industry or industries on which we depend become subject to regulatory changes that increase the cost of doing business or doing business with us, our revenues could decline and our business could be harmed. For example, if a regulatory agency imposed restrictions on DSL service that were not also imposed on other forms of high-speed Internet access, our business could be harmed.

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

The market price of our common stock may fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	Variations in our quarterly operating results, including shortfalls in revenues or earnings from securities analysts’ expectations;

•	Changes in securities analysts’ estimates of our financial performance;

•	Changes in market valuations and volatility generally of securities of other companies in our industry;

•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	General conditions in the broadband communications industry, in particular the DSL market.

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

Date: July 15, 2003	NETOPIA, INC. (Registrant)

	By:	/s/ ALAN B. LEFKOF
Alan B. Lefkof President and Chief Executive Officer

	By:	/s/ WILLIAM D. BAKER
William D. Baker Senior Vice President, Finance and Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Alan B. Lefkof, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Netopia, Inc., the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

By:	/s/ ALAN B. LEFKOF
Alan B. Lefkof President and Chief Executive Officer

CERTIFICATION

I, William D. Baker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Netopia, Inc., the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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