Form 10-Q/A
period 2003-03-31
NETOPIA INC
filed 2003-07-15
CIK 1012482

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

Indicate by  ☑  check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of March 31, 2003 there were 19,298,825 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q/A

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the following Items of our previously-filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2003: Part I, Items 1, 2 and 4; and Part II, Item 6.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 addresses the consolidation by business enterprises of variable interest entities. The pronouncement states that the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not maintain any investments in variable interest entities.

(3)	Acquisitions

DoBox, Inc. (DoBox). In March 2002, the Company purchased substantially all of the assets and assumed certain liabilities of DoBox, a developer of broadband gateway parental control, content filtering and family firewall software. The Company purchased DoBox primarily for its technology. The Company accounted for the acquisition as a purchase of net assets. The aggregate purchase price of the transaction was $1.9 million, based upon consideration paid at closing.

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

The Company performed the annual impairment test required by SFAS No. 142 on August 31, 2002 for its two reporting units. To complete the first step of the analysis, the Company discounted the cash flows generated by its Internet equipment and Web platforms reporting units’ 5 year plans and applied the Gordon Growth factor to determine the residual value. To complete the second step of the analysis, the Company determined the value of the intangible assets of the Internet equipment reporting unit as compared to the excess of fair value over the net book value of the assets of the Internet equipment-reporting unit. At August 31, 2002, the implied fair value of the Company’s Internet equipment reporting unit was found to be less than its carrying amount and as a result, the Company recorded a charge to its Consolidated Statement of Operations in the fiscal year ended September 30, 2002.

Detail of the Company’s identifiable intangible assets, by reporting unit, as of March 31, 2003 is as follows:

	Acquisition date	Balance at September 30, 2002	Identifiable intangible assets acquired during the period	Amortization expense	Balance at March 31, 2003
		(in thousands)
Internet equipment:
Acquired technology	October 2001	$5,538	$—	$576	$4,962
Sales channel relationships	October 2001	1,035	—	172	863

Subtotal		6,573	—	748	5,825
Web platforms:
Marketing license	July 1999	138	—	138	—
Marketing license	January 2003	—	700	176	524

Total		$6,711	$700	$1,062	$6,349

Detail of the Company’s goodwill, by reporting unit, as of March 31, 2003 is as follows:

	Acquisition date	Balance at September 30, 2002	Goodwill acquired during the period	Goodwill impairment charges	Balance at March 31, 2003
		(in thousands)
Web platforms:
WebOrder	March 2000	$519	$—	$—	$519
netOctopus	December 1998	465	—	—	465

Total		$984	$—	$—	$984

(5)	Inventory

(a) Inventory consisted of the following:

	March 31, 2003	September 30, 2002
	(in thousands)
Raw materials	$2,112	$3,646
Work in process	291	85
Finished goods	3,300	2,528

Total	$5,703	$6,259

(b) Warranty liability for the period consisted of the following:

	Beginning balance	Warranty returns	Warranty replacements	Warranty accrued	Ending balance
	(in thousands)
Three months ended December 31, 2002	$(323)	$(286)	$381	$(51)	$(279)
Three months ended March 31, 2003	(279)	(687)	878	(53)	(141)

Six months ended March 31, 2003	$(323)	$(973)	$1,259	$(104)	$(141)

(6)	Per Share Calculation

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

If we elected to use the fair value method of accounting for stock based compensation as prescribed by SFAS No. 123, the net loss and loss per share for the three and six months ended March 31, 2003 and 2002 would have been the pro forma amounts as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Net loss – as reported	$(3,126)	$(7,557)	$(7,064)	$(13,627)
Stock based compensation expense as prescribed by SFAS No. 123	1,620	2,054	3,771	3,716

Net loss – pro forma	$(4,746)	$(9,611)	$(10,835)	$(17,343)

Basic and diluted net loss per share – as reported	$(0.16)	$(0.41)	$(0.37)	$(0.75)

Basic and diluted net loss per share – pro forma	$(0.25)	$(0.53)	$(0.57)	$(0.95)

(8)	Stock Option Plans

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

The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

	2003			2002
Three months ended March 31,	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total
	($ in thousands)
Revenue	$14,838	$4,400	$19,238	$11,239	$4,470	$15,709
Cost of revenues	10,920	345	11,265	7,928	146	8,074

Gross profit	3,918	4,055	7,973	3,311	4,324	7,635
Gross margin	26%	92%	41%	29%	97%	49%
Unallocated operating expenses	—	—	10,637	—	—	13,872

Operating loss	—	—	$(2,664)	—	—	$(6,237)

	2003			2002
Six months ended March 31,	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total
	($ in thousands)
Revenue	$29,434	$9,407	$38,841	$23,050	$8,544	$31,594
Cost of revenues	21,631	774	22,405	15,311	310	15,621

Gross profit	7,803	8,633	16,436	7,739	8,234	15,973
Gross margin	27%	92%	42%	34%	96%	51%
Unallocated operating expenses	—	—	23,031	—	—	28,436

Operating loss	—	—	$(6,595)	—	—	$(12,463)

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

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath Networks Inc. (MegaPath). MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During the three and six months ended March 31, 2003, MegaPath purchased $0.4 million and $0.8 million, respectively, of the Company’s products. At March 31, 2003, MegaPath’s account receivable with the Company was $0.2 million. In fiscal year 2002, the Company recorded a $1.4 million loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the valuation of MegaPath in its most recent round of financing in which the Company purchased $0.4 million of Series E Preferred Stock. The Company currently owns approximately 4.0% of MegaPath. After March 31, 2003, MegaPath completed an additional round of financing in which the Company invested $26,000. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its investment in MegaPath is not less than the Company’s $1.0 million carrying value at March 31, 2003 due the fact that the financing in which the Company participated subsequent to March 31, 2003 was based upon the same valuation used in MegaPath’s Series E Preferred Stock financing.

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

During the three months ended March 31, 2001, the Company recorded a restructuring charge in connection with a reduction in the Company’s workforce of approximately 27 people and costs to exit certain business activities. The charge consisted of employee severance benefits, costs related to exiting certain Internet portal business activities and future lease costs associated with facilities to be abandoned. The Company believes the there are no longer any liabilities outstanding related to this restructuring and intends to reverse the remaining liability during the three months ended June 30, 2003. Details of the restructuring charge is as follows:

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

As of March 31, 2003, the Company had outstanding borrowings of $8.5 million, collateralized by the Company’s accounts receivable and inventory. This borrowing was recorded as a long-term liability on the Company’s March 31, 2003 condensed consolidated balance sheet based upon the contractual repayment terms that exceed one year from the balance sheet date. Subsequent to March 31, 2003, Netopia and Silicon Valley Bank jointly determined the borrowing base had been improperly calculated, and the borrowed amount of $8.5 million exceeded the actual borrowing availability by approximately $2.8 million. Upon discovery of the over-borrowing, Netopia repaid the amount and Silicon Valley Bank waived any claim of default by reason of the over-borrowing.

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

Overview

We develop, market and support broadband equipment, software and services that enable our carrier and broadband service provider customers to simplify and enhance the delivery of broadband services to their residential and small and medium size business customers. Our product and service offerings enable carriers and broadband service providers to (i) deliver to their customers feature-rich modems, routers and gateways, (ii) utilize software that allows remote management of equipment located at their customers’ premises, and (iii) provide value-added services to enhance revenue generation. Our broadband modems, routers and gateways are installed by customers of carriers and broadband service providers in order to obtain faster access to the Internet than is possible with dial-up connections. These bundled service offerings often include digital subscriber line (DSL) or broadband cable equipment bundled with backup, bonding, virtual private networking or VPN that allows more secure communications over the Internet, firewall protection, parental controls, Web content filtering, combined voice and data services, hosting of web sites that we call eSites, and hosting of web stores that we call eStores . Our netOctopus suite of server software products enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to provide support to their customers on a remote basis. We also offer Timbuktu and eCare software products for help desk customers. These products allow business help desks to provide support on a remote basis when computer users experience problems with their desktop or laptop computers.

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

Historically, we have depended upon the ability of our customers to successfully offer broadband services, in particular DSL services. Prior to our acquisition of Cayman Systems, Inc. (Cayman), our largest customers were CLECs. Many CLECs have incurred operating losses and negative cash flows as they attempted to establish their networks and operations, and many have filed for protection under the Bankruptcy Act or ceased operations. Most notably, Covad, which currently is our largest CLEC customer and was our largest customer during the three and six months ended March 31, 2003, emerged from bankruptcy in December 2001 and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003.

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

Inventory. The following table sets forth our inventory as of March 31, 2003 and September 30, 2002.

	March 31, 2003	September 30, 2002	Increase/(decrease)
			$	%
($ in thousands)
Inventory	$5,703	$6,259	$(556)	(9%)
Inventory turns	5.8 turns	5.8 turns

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

In June 2002, weentered into a Loan and Security Agreement with Silicon Valley Bank (the Credit Facility). Pursuant to the Credit Facility, we may borrow up to $15.0 million from time to time from Silicon Valley Bank. The actual amount that can be borrowed at any time is determined using a formula relating to the amount of eligible accounts receivable and inventory at the borrowing date. The term of the Credit Facility is two years. We must maintain an adjusted quick ratio, as defined as the ratio of (i) the Company’s unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley Bank’s Investment Product Services Division (ISP Division) to (ii) the Company’s current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.25 to 1 from June 2002 through December 31, 2002 and 1.5 to 1 from January 1, 2003 to the end of the term.

On February 12, 2003, Silicon Valley Bank amended the tangible net worth covenant whereby we must maintain a minimum tangible net worth of $23.5 million through June 2003, rather than the $32.0 million minimum tangible net worth covenant in the original Credit Facility. The minimum tangible net worth covenant was amended because we had not met the original tangible net worth covenant of $32.0 million at September 30, 2002 or December 31, 2002. Silicon Valley Bank waived our default of the tangible net worth covenant at September 30, 2002 on December 9, 2002, and waived our default of the tangible net worth covenant at December 31, 2002 on February 11, 2003. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility agreement. The minimum tangible net worth covenant will be reset for the second year of the Credit Facility upon agreement between us and Silicon Valley Bank.

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

As of March 31, 2003, we had outstanding borrowings of $8.5 million, collateralized by the our accounts receivable and inventory. This borrowing was recorded as a long-term liability on the our March 31, 2003 condensed consolidated balance sheet based upon the contractual repayment terms that exceed one year from the balance sheet date. Subsequent to March 31, 2003, we jointly determined with Silicon Valley Bank that the borrowing base had been improperly calculated, and the borrowed amount of $8.5 million exceeded the actual borrowing availability by approximately $2.8 million. Upon discovery of the over-borrowing, Silicon Valley Bank waived any claim of default by reason of the over-borrowing and we repaid such over-borrowing. There was no effect on our operations or liquidity as a result of exceeding the borrowing limit. We believe that the terms of the credit facility, including the ceiling on borrowing amounts, provide adequate access to borrowings to meet and exceed our current capital needs. However, we believe that even without access to borrowings from Silicon Valley Bank, we have sufficient cash and cash equivalents to meet ongoing operating expenses and capital requirements.

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

	Three months ended March 31,				Percent increase/ (decrease)	Six months ended March 31,				Percent increase/ (decrease)
	2003		2002			2003		2002
	(in thousands)					(in thousands)
REVENUES:
Internet equipment	$14,838	77%	$11,239	72%	32%	$29,434	76%	$23,050	73%	28%
Web platform licenses and services	4,400	23%	4,470	28%	(2%)	9,407	24%	8,544	27%	10%

Total revenues	19,238	100%	15,709	100%	22%	38,841	100%	31,594	100%	23%

COST OF REVENUES:
Internet equipment	10,920	57%	7,928	50%	38%	21,631	56%	15,311	48%	41%
Web platform licenses and services	345	2%	146	1%	136%	774	2%	310	1%	150%

Total cost of revenues	11,265	59%	8,074	51%	40%	22,405	58%	15,621	49%	43%

GROSS PROFIT	7,973	41%	7,635	49%	4%	16,436	42%	15,973	51%	3%

OPERATING EXPENSES:
Research and development	4,026	21%	4,348	28%	(7%)	8,009	21%	8,495	27%	(6%)
Research and development project cancellation costs	—	—	—	—	—	606	2%	—	—	—
Selling and marketing	5,130	27%	5,975	37%	(14%)	10,791	28%	12,102	38%	(11%)
General and administrative	1,107	6%	1,267	8%	(13%)	2,335	6%	2,241	7%	4%
Amortization of intangible assets	374	1%	374	2%	0%	748	2%	749	2%	(0%)
Restructuring costs	—	—	—	—	—	342	1%	482	2%	(29%)
Integration costs	—	—	—	—	—	—	—	309	1%	(100%)
Acquired in-process research and development	—	—	1,908	12%	(100%)	—	—	4,058	13%	(100%)

Total operating expenses	10,637	56%	13,872	88%	(23%)	23,031	59%	28,436	90%	(19%)

OPERATING LOSS	(2,664)	(14%)	(6,237)	(39%)	(57%)	(6,595)	(17%)	(12,463)	(39%)	(47%)

Other income (loss), net	(462)	(2%)	(1,320)	(8%)	(65%)	(469)	(1%)	(1,164)	(3%)	(60%)

NET LOSS	$(3,126)	(16%)	$(7,557)	(47%)	(59%)	$(7,064)	(18%)	$(13,627)	73%	(48)%

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

	Three months ended March 31,		Percent increase/ (decrease)	Six months ended March 31,		Percent increase/ (decrease)
	2003	2002		2003	2002
Product volumes	101,826	41,944	143%	186,532	81,469	129%
Average selling prices	$144	$259	(44%)	$156	$270	(42%)

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

Geographic Information

The following table sets forth for the periods indicated, revenues by region in such period along with such data expressed as a percentage of total revenues as well as the change from the prior year:

	Three months ended March 31,				Percent increase/ (decrease)		Six months ended March 31,				Percent increase/ (decrease)
	2003		2002				2003		2002
	(in thousands)						(in thousands)
Europe	$5,176	27%	$2,778	18%	86%		$9,607	25%	$4,617	15%	108%
Canada	270	1%	406	3%	(33%	)	499	1%	636	2%	(22%	)
Asia Pacific and other	667	4%	600	4%	11%		1,069	3%	911	3%	17%

Subtotal international revenue	6,113	32%	3,784	24%	62%		11,175	29%	6,164	20%	81%
United States	13,125	68%	11,925	76%	10%		27,666	71%	25,430	80%	9%

Total revenues	$19,238	100%	$15,709	100%	22%		$38,841	100%	$31,594	100%	23%

International revenues increased for the three and six months ended March 31, 2003 from the three and six months ended March 31, 2002 primarily due to increased sales of our ADSL broadband equipment to new European customers, Swisscom in particular, who serve the residential ADSL service market. Revenues from the United States increased for the three and six months ended March 31, 2003 from the three and six months ended March 31, 2002 primarily due to increased sales volumes of our ADSL broadband equipment to SBC, a customer acquired as a result of our Cayman acquisition.

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

The success of our broadband Internet equipment depends upon the extent to which telecommunications carriers deploy DSL and other broadband technologies. Factors that have impacted such deployment include:

•	A prolonged approval process by service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

•	The development of improved business models for DSL and other broadband services, including the capability to market, sell, install and maintain DSL and other broadband services;

•	The ability of Competitive Local Exchange Carriers, or CLECs, to obtain required capital resources;

•	Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider’s central office;

•	Lack of compatibility of DSL equipment that is supplied by different manufacturers;

•	Evolving industry standards for DSL and other broadband technologies; and

•	Government regulation.

Demand for DSL services has exceeded the ability of certain telecommunications carriers and Internet Service Providers, or ISPs, to deploy services in a timely manner and to provide satisfactory customer service. We offer to carriers and service provider customers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated features and services that we believe can justify higher recurring revenues from end users. These features and services include dial backup, VPNs, remote management and configuration, and hosting of eSites and eStores. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted. If telecommunications carriers do not continue to initiate or expand their deployment of DSL and other broadband services, our revenues could decline andour business could be significantly harmed.

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

Prior to our acquisition of Cayman in October 2001, we developed, marketed and sold Internet equipment products primarily to CLECs and ISPs serving the small business market for DSL Internet connectivity. As a result of our acquisitions of Cayman in October 2001 and DoBox in March 2002 and our internal development initiatives, we believe that we now have products and technology that will enable us to market and deliver competitive broadband Internet equipment products and services more effectively to ILECs serving the residential market. There are numerous risks associated with our entrance into the residential broadband gateway market such as:

•	The ability to design and develop products that meet the needs of the residential market;

•	The ability to successfully market these products to ILECs currently serving this market; and

•	The ability to dislodge competitors that are currently supplying residential class broadband gateways.

If we are unable to overcome these challenges or if the ILECs are unsuccessful deploying DSL services more extensively into the residential market, our business will be materially and adversely affected.

CLEC and ISP customers to which we historically have sold our DSL products, have experienced significant business difficulties that have negatively affected our business and operating results.

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

Like the CLECs, ISPs also have struggled since mid-2000. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, ISPs have experienced significant erosion in the prices charged to their customers, resulting in ongoing losses. Many of our ISP customers have all experienced business difficulties and some have filed for bankruptcy or ceased operations. As a result, sales of our products to ISPs remain difficult. The financing market for CLECs and ISPs has been effectively closed since calendar year 2001, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable.

The loss of, or decline in, purchases by one or more of our key customers would result in a significant decline in our revenues and harm to our business.

We rely on a small number of customers for a large portion of our revenues. For the three months ended March 31, 2003, there were four customers that each individually represented at least 5% of our revenues and in the aggregate accounted for 45% of our total revenues. For the fiscal year ended September 30, 2002, there were four customers that each individually represented at least 5% of our revenues and in the aggregate accounted for 36% of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales international customers, mostly in Europe. For the three months ended March 31, 2003 and the fiscal year ended September 30, 2002, our international sales represented 32% and 21%, respectively, of total sales. We expect sales to international customers to continue to comprise a significant portion of our revenues. For the past two fiscal years, sales of broadband Internet equipment products to our European customers who are members of the European Union have been denominated in the Euro. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could lead to decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in the Euro.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ending with the March 31, 2003 quarter, our revenues have ranged from $15.6 million to $19.6 million, and our net quarterly loss has ranged from $3.1 million to $21.1 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

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

The majority of our Web platforms revenues are derived from the sale of software products for corporate help desks, including Timbuktu and eCare. For the three months ended March 31, 2003 and the fiscal year ended September 30, 2002, revenues from these help desk applications were 65% and 55%, respectively, of total revenues for our Web platform products. We anticipate that the market for Timbuktu will grow more slowly than the market for our other Web platforms products and services. In addition, we rely on a small number of licensees of our Web platforms to promote the use of our Web platforms for building web sites and stores. As a result, we derive the majority of the recurring revenues from our Web platforms products from fewer than five customers. The extent and nature of the promotions by licensees of our Web platforms are outside of our control. If licensees of our eSite and eStore Web platforms do not successfully promote web sites and stores to their customers, we will not generate continued recurring revenues. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

If hosting services for our Web platforms perform poorly, our revenue may decline and we could be sued.

We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance hosting for eSite and eStore customers. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with which we contract for maintenance services. Additionally, a slowdown or failure of our systems for any reason could also lead to interruption or deterioration of our eSite and eStore hosting services. In such a circumstance, our hosting revenue may decline. In addition, if our eSite and eStore hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers, the outcome of which could harm our business.

We may continue to experience declining gross margins due to price competition and an increase in sales of lower margin broadband Internet equipment as a percentage of our total revenue.

We expect that sales of our broadband Internet equipment may account for a larger percentage of our total revenues in future periods. Because our broadband Internet equipment products are sold at lower gross margins than our Web platforms products and sales volumes of our lower margin ADSL products is increasing, our overall gross margins will likely decrease. Further, we expect that the market for broadband Internet equipment will remain highly competitive and as a result, we will be continue to lower the prices we charge for our broadband Internet equipment. If the average selling price of our broadband Internet equipment declines faster than our ability to realize lower manufacturing costs, our gross margins related to such products, as well as our overall gross margins, are likely to decline.

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

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark law. We presently have one United States patent issued that relates to our Timbuktu and eCare software. The term of this patent is through August 2010. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information.

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

A small number of stockholders hold a large portion of our common stock. Our Chairman of the Board owned approximately 5.3% of our common stock outstanding at March 31, 2003. In addition, based on information contained in filings with the Securities and Exchange Commission, three institutional investors owned approximately 9.5%, 7.5% and 6.2%, respectively, of our common stock outstanding at December 31, 2002. To the extent one or more of these large stockholders decides to sell substantial amounts of our common stock in the public market over a short period of time, based on the historic trading volumes, we expect the market price of our common stock could fall.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, labor disputes by transportation providers and other events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay area and may be susceptible to the risk of earthquakes. If there is an earthquake in the region, our business could be seriously harmed. We do not have a detailed disaster recovery plan. In addition, our business interruption insurance may not be sufficient to compensate us fully for losses that may occur and any losses or damages incurred by us in the event we are unable to deliver products and services to our customers could have a material adverse effect on our business.

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