Form 10-Q
period 2003-06-30
NETOPIA INC
filed 2003-08-01
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by ☒ check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2003 there were 19,487,435 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2003	September 30, 2002*
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,108	$25,022
Trade accounts receivable less allowance for doubtful accounts and returns of $191 and $567 at June 30, 2003 and September 30, 2002, respectively	15,179	9,950
Inventory	4,690	6,259
Prepaid expenses and other current assets	1,529	1,731

Total current assets	44,506	42,962
Furniture, fixtures and equipment, net	4,154	5,507
Acquired technology, net	4,674	5,538
Other intangible assets and goodwill, net	2,110	2,157
Long-term investments	1,032	1,463
Deposits and other assets	1,167	1,368

TOTAL ASSETS	$57,643	$58,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,312	$7,088
Accrued compensation	2,095	2,736
Accrued liabilities	2,180	2,245
Deferred revenue	1,327	2,223
Borrowings under term loans	250	—
Other current liabilities	87	42

Total current liabilities	16,251	14,334
Long-term liabilities:
Borrowings under credit facility and term loans	8,667	4,428
Other long-term liabilities	350	186

Total liabilities	25,268	18,948

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 19,487,435 and 18,905,223 shares issued and outstanding at June 30, 2003 and September 30, 2002, respectively	19	19
Additional paid-in capital	148,355	147,485
Accumulated deficit	(115,999)	(107,457)

Total stockholders’ equity	32,375	40,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,643	$58,995

*	Derived from the audited consolidated balance sheet dated September 30, 2002 included in the Company’s 2002 Annual Report on Form 10-K, as amended. See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
REVENUES:
Internet equipment	$17,962	$10,096	$47,396	$33,146
Web platform licenses and services	4,009	5,468	13,416	14,012

Total revenues	21,971	15,564	60,812	47,158

COST OF REVENUES:
Internet equipment	12,759	7,740	34,390	23,051
Web platform licenses and services	316	154	1,090	463

Total cost of revenues	13,075	7,894	35,480	23,514

GROSS PROFIT	8,896	7,670	25,332	23,644

OPERATING EXPENSES:
Research and development	3,791	4,546	11,800	13,042
Research and development project cancellation costs	—	—	606	—
Selling and marketing	5,099	6,204	15,890	18,306
General and administrative	977	1,466	3,512	3,707
Amortization of intangible assets	374	374	1,122	1,123
Restructuring costs, net	130	—	472	482
Integration costs	—	—	—	309
Acquired in-process research and development	—	—	—	4,058

Total operating expenses	10,371	12,590	33,402	41,027

OPERATING LOSS	(1,475)	(4,920)	(8,070)	(17,383)

Other income (loss), net
Loss on impaired securities	—	—	(457)	(1,400)
Other income (expense), net	(3)	54	(15)	290

Other income (loss), net	(3)	54	(472)	(1,110)

NET LOSS	$(1,478)	$(4,866)	$(8,542)	$(18,493)

Per share data, net loss:
Basic and diluted net loss per share	$(0.08)	$(0.26)	$(0.45)	$(1.01)

Shares used in the per share calculations	19,370	18,648	19,059	18,331

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Nine months ended June 30,	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(8,542)	$(18,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,257	5,548
Charge for in-process research and development	—	4,058
Loss on impaired securities	457	1,400
Write-off of capitalized software development costs	273	—
Changes in allowance for doubtful accounts and returns on accounts receivable	(376)	816
Changes in operating assets and liabilities:
Trade accounts receivable	(4,853)	(708)
Inventory	1,569	1,249
Prepaid expenses and other current assets	202	417
Deposits and other assets	(789)	2
Accounts payable and accrued liabilities	2,538	2,349
Deferred revenue	(947)	(844)
Other liabilities	239	1,172

Net cash used in operating activities	(5,972)	(3,034)

Cash flows from investing activities:
Purchase of short-term investments	—	(3,829)
Proceeds from the sale of short-term investments	—	13,113
Purchase of long-term investment	(26)	(406)
Purchase of furniture, fixtures and equipment	(1,131)	(3,867)
Capitalization of software development costs	(144)	(47)
Acquisition of businesses	—	(19,097)

Net cash used in investing activities	(1,301)	(14,133)

Cash flows from financing activities:
Borrowings under credit facility and term loans	4,489	3,000
Proceeds from the issuance of common stock	870	816

Net cash provided by financing activities	5,359	3,816

Net decrease in cash and cash equivalents	(1,914)	(13,351)
Cash and cash equivalents, beginning of period	25,022	35,703

Cash and cash equivalents, end of period	$23,108	$22,352

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for acquired in process research and development	$—	$1,485

See accompanying notes to unaudited condensed consolidated financial statements

NETOPIA, INC. AND SUBSIDIARIES

Notes To Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in the Company’s opinion are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, and other filings with the United States Securities and Exchange Commission (SEC). The consolidated results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2003.

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

In June 2002, the FASB approved for issuance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supersedes Emerging Issues Task Force No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. This adoption had no significant impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of the disclosure provisions is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Adoption of the provisions of EITF Issue No. 00-21 did not have a significant impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Adoption of the disclosure provisions did not have a significant impact on the Company’s consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer (an entity that issued a financial instrument or may be required under the terms of a financial instrument to issue its equity shares) classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies and obligation of the issuer. The Company does not have any financial instruments that are subject to the provisions of SFAS No. 150.

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

Cayman Systems, Inc. (Cayman). In October 2001, the Company and Cayman, a Massachusetts corporation, consummated a merger (the Merger) whereby Amazon Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Netopia, was merged with and into Cayman pursuant to an Agreement and Plan of Merger and Reorganization (the Merger Agreement) dated as of September 19, 2001, as amended. Cayman, a developer and supplier of business class broadband gateways, has survived the Merger as a wholly owned subsidiary of Netopia. The Company purchased Cayman primarily for its technology, product and customer base. The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was $14.9 million, based on the consideration paid at closing.

Approximately $1.7 million initially was held in escrow to satisfy Cayman’s indemnification obligations under the Merger Agreement. Fifty percent (50%) of the escrow amount was released from escrow shortly after the one-year anniversary date of the close of the transaction. Upon the satisfaction of Cayman’s indemnification obligations, any remaining amounts will be released from escrow on the two-year anniversary date of the close of the transaction.

The Company allocated the total purchase price of Cayman to its individual assets and assumed liabilities, based upon the Company’s estimate of the fair value thereof, as follows:

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

In addition to acquiring the current assets and liabilities, the Company identified certain intangible assets and allocated a portion of the purchase price to acquired in-process research and development projects. These intangible assets included the following:

•	Developed product technology, which represents the value of Cayman’s proprietary know-how that was technologically feasible as of the acquisition date;

•	Core technology leveraged, which represents the value of Cayman’s research and development projects then in-process that leveraged Cayman’s previously developed products and technology;

•	Sales channel relationships, which represents the value of Cayman’s established contractual agreements with its existing customers to which Netopia expected to continue to sell products; and

•	Goodwill, which represents the excess of the Cayman purchase price over the fair value of the underlying net identifiable assets, and which was attributed to the Company’s Internet equipment reporting unit. In connection with the Company’s annual impairment test required by SFAS No. 142, the Company determined that this amount was fully impaired at August 31, 2002. As a result, the Company recorded a charge of $7.3 million to its Consolidated Statement of Operations in the fiscal year ended September 30, 2002, representing full impairment of the goodwill acquired in connection with the Cayman acquisition.

The Company determined the value assigned to acquired in-process research and development by estimating the costs necessary to develop the in-process research and development projects into commercially viable products, estimating the net cash flows resulting from the projects when completed and discounting these net cash flows to their present value. The Company based the revenue estimates used to value the in-process research and development projects upon estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Cayman and its competitors.

The Company used a 28% rate to discount the net cash flows to their present value, which the Company believes adequately reflects the nature of the investment and the risk of the underlying cash flows. This discount rate is a weighted average cost of capital based upon a peer group of companies.

(4)	Intangible Assets

The Company’s intangible assets at June 30, 2003 consist primarily of identifiable intangible assets acquired in connection with the Cayman acquisition, which the Company is amortizing on a straight-line basis over their estimated useful lives, and goodwill acquired in connection with the acquisitions of WebOrder and netOctopus which the Company is not amortizing.

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

The following chart details the Company’s identifiable intangible assets, by reporting unit, as of June 30, 2003:

	Acquisition Date	Balance at September 30, 2002	Identifiable intangible assets acquired during the period	Amortization Expense	Balance at June 30, 2003
		(in thousands)
Internet equipment:
Acquired technology	October 2001	$5,538	$—	$864	$4,674
Sales channel relationships	October 2001	1,035	—	258	777

Subtotal		6,573	—	1,122	5,451
Web platforms:
Marketing license	July 1999	138	—	138	—
Marketing license	January 2003	—	700	351	349

Total		$6,711	$700	$1,611	$5,800

The following chart details the Company’s goodwill, by reporting unit, as of June 30, 2003:

	Acquisition date	Balance at September 30, 2002	Goodwill acquired during the period	Goodwill impairment charges	Balance at June 30, 2003
		(in thousands)
Web platforms:
WebOrder	March 2000	$519	$—	$—	$519
NetOctopus	December 1998	465	—	—	465

Total		$984	$—	$—	$984

(5)	Inventory

Inventory at June 30, 2003 and September 30, 2002 consisted of the following:

	June 30, 2003	September 30, 2002
	(in thousands)
Raw materials	$1,174	$3,646
Work in process	89	85
Finished goods	3,427	2,528

Total	$4,690	$6,259

(6)	Warranty Liability

Warranty liability is recorded as a component of accrued liabilities on the Company’s condensed consolidated balance sheet. Warranty liability for the periods following adoption of FIN 45 consisted of the following:

	Beginning balance	Warranty returns	Warranty replacements	Warranty accrued	Ending balance
	(in thousands)
Three months ended December 31, 2002	$(323)	$(286)	$381	$(51)	$(279)
Three months ended March 31, 2003	(279)	(687)	878	(53)	(141)
Three months ended June 30, 2003	(141)	(448)	477	(65)	(177)

Nine months ended June 30, 2003	$(323)	$(1,421)	$1,736	$(169)	$(177)

(7)	Per Share Calculation

Basic net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period plus potential dilutive shares from options and warrants outstanding using the treasury stock method. All potential dilutive common shares have been excluded from the computation of the diluted loss per share for the three and nine months ended June 30, 2003 and 2002, because their effect on the loss per share was anti-dilutive.

For the three and nine months ended June 30, 2003, potential dilutive common shares excluded from the computation of diluted loss per share consisted of options to purchase 7,807,238 shares of common stock with a weighted average exercise price of $4.22. For the three and nine months ended June 30, 2002, potential dilutive common shares excluded from the computation of diluted loss per share consisted of options to purchase 6,579,350 shares of common stock with a weighted average exercise price of $4.73, and a warrant to purchase 5,000 shares of common stock.

(8)	Stock Based Compensation.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. We have chosen to account for stock based compensation using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for all options we have issued, no compensation expense is recognized for stock options issued to employees. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. We will continue to account for our stock based compensation according to the provisions of APB No. 25.

If we elected to use the fair value method of accounting for stock based compensation as prescribed by SFAS No. 123, the net loss and loss per share for the three and nine months ended June 30, 2003 and 2002 would have been the pro forma amounts as follows:

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net loss – as reported	$(1,478)	$(4,866)	$(8,542)	$(18,493)
Stock based compensation expense as prescribed by SFAS No. 123	1,490	2,156	5,258	5,872

Net loss – pro forma	$(2,968)	$(7,022)	$(13,800)	$(24,365)

Basic and diluted net loss per share – as reported	$(0.08)	$(0.26)	$(0.45)	$(1.01)

Basic and diluted net loss per share – pro forma	$(0.15)	$(0.38)	$(0.72)	$(1.33)

(9)	Stock Option Plans

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

(10)	Segment, Geographic and Significant Customer Information

Segment Information. The Company applies the provisions of SFAS No. 131, which establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Netopia’s Chief Executive Officer (CEO) is considered the Company’s CODM. For purposes of making operating decisions and assessing financial performance, the Company’s CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

	2003			2002
Three months ended June 30,	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total
	($ in thousands)
Revenue	$17,962	$4,009	$21,971	$10,096	$5,468	$15,564
Cost of revenues	12,759	316	13,075	7,740	154	7,894

Gross profit	5,203	3,693	8,896	2,356	5,314	7,670
Gross margin	29%	92%	41%	23%	97%	49%
Unallocated operating expenses	—	—	10,371	—	—	12,590

Operating loss	—	—	$(1,475)	—	—	$(4,920)

	2003			2002
Nine months ended June 30,	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total
	($ in thousands)
Revenue	$47,396	$13,416	$60,812	$33,146	$14,012	$47,158
Cost of revenues	34,390	1,090	35,480	23,051	463	23,514

Gross profit	13,006	12,326	25,332	10,095	13,549	23,644
Gross margin	27%	92%	42%	30%	97%	50%
Unallocated operating expenses	—	—	33,402	—	—	41,027

Operating loss	—	—	$(8,070)	—	—	$(17,383)

Geographic Information. The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in four regions: United States, Europe, Canada, and Asia Pacific and other. Revenues outside of the United States are primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company’s revenues by geographic region for the three and nine months ended June 30, 2003 and 2002 is as follows:

	Three months ended June 30,				Nine months ended June 30,
	2003		2002		2003		2002
	($ in thousands)
Europe	$6,904	31%	$3,336	22%	$16,511	27%	$7,953	17%
Canada	174	1%	163	1%	673	1%	799	2%
Asia Pacific and other	221	1%	355	2%	1,290	2%	1,266	3%

Subtotal international revenue	7,299	33%	3,854	25%	18,474	30%	10,018	22%
United States	14,672	67%	11,710	75%	42,338	70%	37,140	78%

Total revenues	$21,971	100%	$15,564	100%	$60,812	100%	$47,158	100%

The Company has no material operating assets outside the United States.

Customer Information. The Company sells its products to incumbent local exchange carriers (ILECs), competitive local exchange carriers (CLECs), distributors, Internet service providers (ISPs) and directly to end-users. Disaggregated financial information regarding the Company’s customers who accounted for 10% or more of the Company’s revenues for the three and nine months ended June 30, 2003 and 2002 is as follows:

	Three months ended June 30,				Nine months ended June 30,
	2003		2002		2003		2002
	($ in thousands)
SwissCom AG (Swisscom)	$4,096	19%	$—	—%	$7,506	12%	$—	—%
Covad Communications Company (Covad)	3,297	15	1,859	12	8,933	15	5,277	11
SBC Communications, Inc. (SBC)	2,870	13	265	2	7,372	12	1,757	4
Ingram Micro Inc. (Ingram Micro)	1,107	5	2,015	13	3,716	6	5,947	13
IBM	—	—	1,699	11	16	0	2,177	5

No other customers during the three and nine months ended June 30, 2003 and 2002 accounted for 10% or more of the Company’s total revenues. For each of the three months ended June 30, 2003 and 2002, there were four customers that each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 52% and 45%, respectively, of the Company’s total revenues. For each of the nine months ended June 30, 2003 and 2002, there were four customers that each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 45% and 37%, respectively, of the Company’s total revenues.

The following table sets forth the accounts receivable balances at June 30, 2003 and 2002 for the customers identified above along with such data expressed as a percentage of total accounts receivable:

June 30,	2003		2002
	($ in thousands)
Covad	$2,135	14%	$197	2%
Swisscom	3,076	20	—	—
SBC	187	1	398	4
Ingram Micro	731	5	1,240	11
IBM	14	0	1,065	11

The Company has not experienced collection difficulties from these customers. The Company generally has collected accounts due from these customers within the terms provided by the Company in the normal course of business.

(11)	Long-Term Investments

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred Stock in MegaPath Networks Inc. (MegaPath). In fiscal year 2002, the Company purchased $0.4 million of Series E Preferred Stock in MegaPath. In April 2003, MegaPath completed an additional round of financing in which the Company invested $26,000. The Company currently owns approximately 4.0% of MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During the three and nine months ended June 30, 2003, MegaPath purchased $0.3 million and $1.1 million, respectively, of the Company’s products. At June 30, 2003, MegaPath’s account receivable with the Company was $0.2 million. In fiscal year 2002, the Company recorded a $1.4 million loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the valuation of MegaPath for the Series E Preferred Stock financing. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its investment in MegaPath is not less than the Company’s $1.0 million carrying value at June 30, 2003 due to the fact that the April 2003 financing in which the Company used the same valuation as the Series E Preferred Stock financing.

In fiscal year 2000, the Company purchased $2.0 million of Series C Preferred Stock in Everdream Corporation (Everdream). Everdream provides outsourced information technology expertise, products and services that enable small and medium size businesses to focus on their core competencies. Everdream did not purchase any of the Company’s products during the three or nine months ended June 30, 2003 and did not account for any accounts receivable at June 30, 2003. In fiscal year 2002, the Company recorded a $1.5 million loss on impaired securities related to its investment in Everdream. During the three months ended March 31, 2003, the Company recorded a $0.5 million loss on impaired securities, fully impairing the remaining balance of the Company’s investment in Everdream. These impairments were recorded based on valuations used in Everdream’s subsequent financings and the Company’s resulting ownership interest in Everdream after these financings.

(12)	Restructuring Costs

The Company’s generally maintains accruals relating to restructurings for up to two years unless the Company earlier has definitive closure of the specific liabilities accrued. The balance of each outstanding restructuring charge is described below.

During the three months ended June 30, 2003, the Company recorded a restructuring charge of $0.3 million, primarily consisting of employee severance benefits resulting from a reduction in the Company’s workforce.

Detail of the restructuring charge is as follows:

	Employee severance benefits	Other	Total
Total charge	$243	$12	$255
Less: Amounts paid	228	12	240

Balance at June 30, 2003	$15	$—	$15

During the three months ended December 31, 2002, the Company recorded a restructuring charge of $0.3 million, primarily consisting of employee severance benefits resulting from a reduction in the Company’s workforce, and facility closure costs related to closure of a sales office in Hong Kong. Detail of the restructuring charge is as follows:

	Employee severance benefits	Facility closure costs	Other	Total
	(in thousands)
Total charge	$313	$25	$4	$342
Less: Amounts paid	310	20	—	330
Non-cash charges	—	—	4	4

Balance at June 30, 2003	$3	$5	$—	$8

During the three months ended December 31, 2001, the Company recorded a restructuring charge of $0.5 million, primarily consisting of employee severance benefits resulting from a reduction in the Company’s workforce of approximately 24 employees whose positions were determined to be redundant as a result of the Cayman acquisition. During the three months ended June 30, 2003, the Company reversed part of the remaining liability. Detail of the restructuring charge is as follows:

	Employee severance benefits	Other	Total
Total charge	$394	$88	$482
Less: Amounts paid	308	—	308
Non-cash charges	—	58	58
Reversal due to expiration of liability	57	—	57

Balance at June 30, 2003	$29	$30	$59

During the three months ended March 31, 2001, the Company recorded a restructuring charge in connection with a reduction in the Company’s workforce of approximately 27 employees and costs to exit certain business activities. The charge consisted of employee severance benefits, costs related to exiting certain Internet portal business activities and future lease costs for facilities to be abandoned. The Company believes that no liabilities remain outstanding related to this restructuring, and for that reason reversed the remaining liability during the three months ended June 30, 2003. Detail of the restructuring charge is as follows:

	Employee severance benefits	Internet portal exit costs	Facility costs	Total
	(in thousands)
Total charge	$475	$510	$88	$1,073
Less:
Amounts paid	344	97	88	529
Non-cash charges	63	413	—	476
Reversal of remaining liability	68	—	—	68

Balance at June 30, 2003	$—	$—	$—	$—

(13)	Integration Costs

During the three months ended December 31, 2001, the Company recorded a charge of $0.3 million for integration costs incurred in connection with integrating Cayman’s customers, systems and operations. Detail of the charge for integration costs is as follows:

	Customer integration communications	Systems integration	Total
	(in thousands)
Total charge	$269	$40	$309
Less amounts paid	269	40	309

Balance at June 30, 2003	$—	$—	$—

(14)	Credit Facility and Term Loans

Credit Facility. In June 2002, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the Credit Facility). Pursuant to the Credit Facility, the Company may borrow up to $15.0 million from time to time from Silicon Valley Bank. The actual amount that can be borrowed at any time is determined using a formula relating to the amount of eligible accounts receivable and inventory at the borrowing date. On June 12, 2003, the Company and Silicon Valley Bank amended the Credit Facility to extend the term from June 30, 2004 to June 30, 2005. Silicon Valley Bank also agreed to amend the tangible net worth covenant in the Credit Facility to provide that the Company must maintain a minimum tangible net worth of $20 million plus 50% of the Company’s net income in each fiscal quarter through June 2004. The minimum tangible net worth covenant was amended because the Company had not met the tangible net worth covenant of $23.5 million at April 30, 2003. As part of the June 2003 amendment, Silicon Valley Bank waived the default of this covenant retroactively to April 1, 2003. There is no assurance that Silicon Valley Bank will waive any future default of this or any other covenant contained in the Credit Facility. The Company must maintain an adjusted quick ratio, as defined as the ratio of (i) the Company’s unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley Bank’s Investment Product Services Division (ISP Division) to (ii) the Company’s current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.25 to 1 from June 2002 through December 31, 2002 and 1.5 to 1 from January 1, 2003 to the end of the term.

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. At June 30, 2003, the interest rate was 5.0%. The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

As of June 30, 2003, the Company had outstanding borrowings of $8.5 million, collateralized by the Company’s accounts receivable and inventory. This borrowing was recorded as a long-term liability on the Company’s June 30, 2003 condensed consolidated balance sheet based on the loan maturity date of June 27, 2005, which is more than one year from the balance sheet date.

Term Loan A. On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.2 million. The principal amount of Term Loan A is payable in twenty-four equal monthly payments of principal in the amount of $8,333.33 per month, commencing on March 1, 2003 and continuing until paid in full. $100,000 of the outstanding balance of Term Loan A is recorded as a current liability on the Company’s June 30, 2003 condensed consolidated balance sheet because that portion of the principal of Term Loan A will be repaid within one year of the balance sheet date. The remaining balance is recorded as a long-term liability. Term Loan A bears interest at a rate equal to Silicon Valley Bank’s prime rate plus 0.75% per annum. At June 30, 2003, the interest rate was 5.0%. Upon the repayment of any portion of Term Loan A, such portion may not be re-borrowed. The outstanding principal balance of Term Loan A shall be reserved from the amount of credit facility otherwise available to the Company.

Term Loan B. On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.3 million. The principal amount of Term Loan B is payable in twenty-four equal monthly payments of principal in the amount of $12,500.00 per month, commencing on March 1, 2003 and continuing until paid in full. $150,000 of the outstanding balance of Term Loan B is recorded as a current liability on the Company’s June 30, 2003 condensed consolidated balance sheet because that portion of the principal of Term Loan B will be repaid within one year of the balance sheet date. The remaining balance is recorded as a long-term liability. Term Loan B bears interest at a rate equal to Silicon Valley Bank’s prime rate plus 0.75% per annum. At June 30, 2003, the interest rate was 5.0%. Upon the repayment of any portion of Term Loan B, such portion may not be re-borrowed.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Loss on impaired securities	$—	$—	$(457)	$(1,400)

Other income (expense), net
Interest income	33	88	145	397
Interest expense	(94)	—	(237)	—
Other income (expense)	58	(34)	77	(107)

Subtotal	(3)	54	(15)	290

Total	$(3)	$(54)	$(472)	$(1,110)

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

Overview

We develop, market and support broadband equipment, software and services that enable our carrier and broadband service provider customers to simplify and enhance the delivery of broadband services to their residential and small and medium size business customers. Our product and service offerings enable carriers and broadband service providers to (i) deliver to their customers feature-rich modems, routers and gateways, (ii) utilize software that allows remote management of equipment located at their customers’ premises, and (iii) provide value-added services to enhance revenue generation. Our broadband modems, routers and gateways are installed by customers of carriers and broadband service providers in order to obtain faster access to the Internet than is possible with dial-up connections. These bundled service offerings often include digital subscriber line (DSL) or broadband cable equipment bundled with backup, bonding, virtual private networking (VPN) that allows more secure communications over the Internet, firewall protection, parental controls, Web content filtering, combined voice and data services, hosting of web sites that we call eSites, and hosting of web stores that we call eStores. Our netOctopus suite of server software products enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to provide support to their customers on a remote basis. We also offer Timbuktu and eCare software products for help desk customers. These products allow business help desks to provide support on a remote basis when computer users experience problems with their desktop or laptop computers.

Broadband Equipment. We have developed a comprehensive line of broadband Internet gateways, which allow the transport of high-speed data over the local copper loop and enable telecommunications carriers to provide cost-effective and high-speed services over existing infrastructure. Our products support many types of high-speed wide area network (WAN) interfaces, including connectivity for asynchronous DSL (ADSL), Symmetric High bit-rate Digital Subscriber Loop (SHDSL), symmetric DSL (SDSL), integrated services digital network DSL (IDSL), Ethernet, Cable, T1, Fractional T1, 56K digital dataphone service (DDS), Dual Analog, integrated services digital network (ISDN), and Wireless Fidelity or Wi-Fi, which is the popular name for 802.11-based technologies that have passed specific certification testing. Our broadband Internet gateway product line includes routers and modems for data services and integrated access devices (IADs) for combined voice and data services, all of which are designed to deliver high performance, reliability and scalability at a competitive price. We believe a key to our success is comprehensive interoperability with leading central office equipment and a common firmware platform across all WAN connections. The substantial majority of our revenues are derived from sales of our broadband Internet gateways, in particular our DSL routers and modems. When reading our consolidated statement of operations, revenues and cost of revenues related to the sale of our broadband Internet equipment are classified as “Internet equipment.”

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

We sell our products both domestically, in the United States, and internationally, primarily in Europe. We primarily sell our broadband equipment and broadband services to:

•	Telecommunication carriers, including incumbent local exchange carriers (ILECs), such as SBC Communications Inc. (SBC), Swisscom AG (Swisscom), BellSouth Telecommunications, Inc. (BellSouth) and Verizon Communications Inc. (Verizon); competitive local exchange carriers (CLECs), including Covad Communications Company (Covad), McLeodUSA Inc. (McLeod) and NextGenTel; Internet Service Providers (ISPs), including Earthlink, Inc. (Earthlink), DSL.net, Inc. (DSL.Net) and Integra Telecom, Inc. (Integra Telecom); and Internet Exchange Carriers (IXCs) including Sprint Corporation (Sprint) and WorldCom, Inc. (WorldCom);

•	Distributors, including Ingram Micro Inc. (Ingram Micro), Groupe Softway (Softway) and Tech Data Corporation (Tech Data); and

•	Directly to end-users.

Historically, we have depended upon the ability of our customers to successfully offer broadband services, in particular DSL services. Prior to our acquisition of Cayman Systems, Inc. (Cayman), our largest customers were CLECs. Many CLECs have incurred operating losses and negative cash flows as they attempted to establish their networks and operations, and many have filed for protection under the Bankruptcy Act or ceased operations. Most notably, Covad, which currently is our largest CLEC customer and has historically been our largest customer, emerged from bankruptcy in December 2001 and has announced that it has adequate cash to allow it to become cash flow positive by the latter half of 2003.

As a result of the financial and operational difficulties encountered by many of our CLEC customers, who had primarily served the business market for DSL services, we have acted aggressively to expand our customer base and markets served. As a result of our acquisition of Cayman in October 2001, we have expanded our customer base to include two ILEC customers, BellSouth and SBC, to which we previously had not sold our broadband equipment, and have developed new products designed for the residential market for DSL services. We expect that our continued operations will become substantially dependent upon our ability to develop and enhance products to meet the needs of the residential market for DSL services and requirements of our ILEC customers. The ILECs and our other customers are significantly larger than we are, and are able to exert a high degree of influence over our business. As a result, our larger customers may be able to reschedule or cancel orders without significant penalty and force our products to undergo lengthy approval and purchase processes.

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

Revenue Recognition. We recognize revenue from the sale of broadband Internet equipment at the time of shipment to a third party customer when (a) the price to the customer is substantially fixed or determinable; (b) the customer is obligated to pay the seller and the obligation is not contingent on resale of the product; (c) the customer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product; and (d) we do not have significant obligations for future performance to directly bring about resale of the product by the customer. At the date of shipment, assuming that the revenue recognition criteria specified above are met, we provide for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

We recognize software revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. We generally have multiple element arrangements for our software revenue including software licenses and maintenance. We allocate the arrangement fee to each of the elements based on the residual method utilizing vendor specific objective evidence (VSOE) for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for maintenance is generally based on the price the customer would pay when sold separately. Fair value for the delivered elements, primarily software licenses and upgrades, is based on the residual amount of the total arrangement fees after deducting the VSOE for the undelivered elements. Software license revenue is recognized when a non-cancelable license agreement has been signed or a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months. We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer. We recognize revenue from long-term software development contracts using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage of completion method, we recognize revenue as work on the contract progresses.

We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Our enhanced web site services generally involve the delivery of multiple services. We allocate a portion of the arrangement fee to the undelivered element, generally web site hosting, based on the residual method utilizing VSOE for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for hosting is based on the price the customer would pay when sold separately. Fair value for the delivered elements, primarily fulfillment services, is based on the residual amount of the total arrangement fees after deducting the VSOE for the undelivered elements. Fulfillment revenue is recognized when a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, collection is considered probable and the fulfillment has been completed. Hosting revenues are deferred and recognized ratably over the related service period, generally twelve months. We record unearned revenue for these arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer.

Goodwill. On October 1, 2001, we early adopted SFAS No. 142, which provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We will perform our annual impairment test, as required by SFAS No. 142, in our fiscal fourth quarter. We did not perform an impairment test during the nine months ended June 30, 2003, as there are no indicators of impairment related to the value of our goodwill. As of June 30, 2003, we had approximately $1.0 million of goodwill related to our acquisitions of WebOrder and netOctopus.

Impairment of Long-Lived Assets, Including Identifiable Intangibles. We elected to adopt early the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on October 1, 2001. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We evaluate our long-lived assets, including identifiable intangible assets in accordance with SFAS No. 144 and test our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset group which represents the lowest level for which identifiable cash flows exist. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and is allocated to the long-lived assets of the asset group on a pro rata basis. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. At June 30, 2003, our identifiable intangible assets consisted of developed product technology, core technology and sales channel relationships related to the acquisition of Cayman. We did not test our long-lived assets and identifiable intangibles for impairment during the nine months ended June 30, 2003, because there were no events or changes in circumstances that would indicate that the carrying amount of the asset groups may not be recoverable. As of June 30, 2003, we had $5.8 million of identified intangible assets that are primarily related to our acquisition of Cayman. (See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.)

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

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. We account for stock based compensation using the intrinsic value method prescribed in Accounting Principles

Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options we issue, no compensation expense is recognized for stock options issued to employees. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. We will continue to account for our stock based compensation according to the provisions of APB No. 25.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes the aging of accounts receivable and also analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts in any accounting period. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Non-Marketable Securities. We periodically make strategic investments in companies whose stock is not currently traded on a stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments, as we do not exert significant influence over these investments. We review these investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a total carrying value of $1.0 million as of June 30, 2003, and have been permanently written down a total of $3.4 million from original cost. Also, future adverse changes in market conditions or poor operating results of underlying investments could result in significant additional impairment charges in the future.

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

Provision for Income Taxes. We did not record an income tax benefit for the three or nine months ended June 30, 2003 or fiscal years 2002, 2001 and 2000 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the realizability of our deferred tax assets to warrant a full valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carryback potential to realize our deferred tax assets. Based on our estimates for fiscal year 2003 and beyond, we believe the uncertainty regarding the realizability of our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would also reverse all or a portion of our valuation allowance which will result in an income tax benefit.

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

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of June 30, 2003, our principal source of liquidity included cash, cash equivalents and short-term investments of $23.1 million, a credit facility with a maximum borrowing capacity of $15.0 million from which, at June 30, 2003, we had outstanding borrowings of $8.5 million and $1.3 million of additional borrowing capacity, and two term loans from which we had amounts outstanding of $0.4 million.

Cash, Cash Equivalents and Short-Term Investments. The following table sets forth our cash, cash equivalents and short-term investments as of June 30, 2003 and September 30, 2002.

	June 30, 2003	September 30, 2002	Increase/(decrease)
			$	%
	($ in thousands)
Cash, cash equivalents and short-term investments	$23,116	$25,022	$(1,906)	(8)%

For the nine months ended June 30, 2003, cash and cash equivalents decreased primarily due to the cash used by our operating activities and purchases of capital equipment partially offset by increased borrowings under our credit facility and term loans as well as proceeds from the issuance of common stock related to activities under our Employee Stock Purchase Program.

•	Our operating activities excluding the changes in operating assets and liabilities, used $3.9 million to support our net loss;

•	We purchased $1.1 million of capital equipment primarily related to equipment to support our development of new products and enhance the capabilities of our test laboratory as well as tooling to support the manufacture of our products;

•	Changes in our operating assets and liabilities used $2.0 million primarily related to a $4.9 million increase of accounts receivable as a large proportion of our sales occurred in the last month of the quarter, $0.8 million increase in deposits and other assets related to our purchase of a marketing license and a $0.9 million decrease in deferred revenue primarily related to the recognition of revenue for a software integration project partially offset by an increase of accounts payable and accrued liabilities of $2.5 million and reduction of inventory of $1.6 million.

This use of cash was partially offset by a net increase in borrowings under our credit facility and term loans of $4.5 million and $0.9 million of cash provided from purchases of our common stock primarily related to activities under our Employee Stock Purchase Program and employee stock option exercises.

As of June 30, 2003, borrowings under our credit facility and term loans totaled $8.9 million. We expect to continue to use our credit facility along with our existing cash, cash equivalent and short-term investments to support our working capital needs in both the short and long-term. Additionally, we expect our cash, cash equivalents and short-term investments at September 30, 2003 may similar to the balances at June 30, 2003, although these balances are impacted to the extent that we need to purchase additional inventory to build our products or otherwise support our continuing operations. As of June 30, 2003, we did not have any material commitments for capital expenditures. We will continue to use our credit facility to finance our future growth and fund our ongoing research and development activities during fiscal 2003 and beyond. We believe we have adequate cash, cash equivalents and borrowing capacity to meet our anticipated capital needs for at least the next twelve months. If we issue additional stock to raise capital, our existing stockholders’ percentage ownership in Netopia would be reduced.

Trade Accounts Receivable, Net. The following table sets forth our trade accounts receivables, net as of June 30, 2003 and September 30, 2002.

	June 30,	September 30,	Increase/(decrease)
	2003	2002	$	%
	($ in thousands)
Trade accounts receivable, net	$15,179	$9,950	$5,229	53%
Days sales outstanding (DSO)	63 days	54 days

Changes in our trade accounts receivable, net balances and days sales outstanding are primarily due to the lack of linearity of sales within any period, and collections performance. Our targeted range for DSO is 50 to 60 days. Trade accounts receivable and DSO increased primarily due to a large proportion of sales occurring in the last month of the three-month period ending June 30, 2003.

Inventory. The following table sets forth our inventory as of June 30, 2003 and September 30, 2002.

	June 30,	September 30,	Increase/(decrease)
	2003	2002	$	%
	($ in thousands)
Inventory	$4,690	$6,259	$(1,569)	(25%)
Inventory turns	5.8 turns	5.8 turns

Inventory consists primarily of raw material, work in process, and finished goods. Inventory has decreased as a result of increasing visibility into customer orders enabling us to more effectively manage inventory levels as well as our manufacturing providers now purchasing directly from suppliers certain raw material we used to purchase and consign to the manufacturer which value was carried in our inventory. Inventory levels may increase in the future if our customers do not provide us with accurate information by our customers, if we do not correctly forecast expected customer demand, or if customers defer or otherwise delay purchases. We may have to borrow against our credit facility to finance any needed inventory increases. We continue to pay close attention to inventory management as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Borrowings Under Credit Facility and Term Loans. The following table sets forth outstanding borrowings under our credit facility and term loans as of June 30, 2003 and September 30, 2002.

	June 30,	September 30,	Increase/(decrease)
	2003	2002	$	%
	($ in thousands)
Borrowings under credit facility and term loans	$8,917	$4,428	$4,489	101%

Borrowings under our credit facility increased primarily to support our operating activities and purchases of inventory. We used the term loans, the balance of such are approximately $0.4 million, primarily to purchase capital equipment used to enhance the capabilities of our test laboratory. (See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements.)

We believe that the amended terms of the Credit Facility provide adequate access to borrowings to meet our current capital needs.

Commitments

As of June 30, 2003 we had commitments that consisted of facilities and equipment under operating lease agreements expiring at various dates through 2008. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum rental payments required under these operating lease agreements that have initial or remaining non-cancelable lease terms in excess of one year:

Fiscal years ending September 30,	2003 (a)	2004	2005	2006	2007	thereafter	Total
	(in thousands)
Facility and operating lease commitments	$396	$1,801	$1,336	$770	$792	$622	$5,717

(a)	Commitments for the remaining three months of fiscal year ending September 30, 2003.

Results of Operations for the Three and Nine Months Ended June 30, 2003 and 2002

The following table sets forth for the periods indicated certain statement of operations data. Each item of data is also shown as a percentage of total revenues, with the percentage change from the prior year also provided for each item.

	Three months ended June 30,				Percent increase/ (decrease)	Nine months ended June 30,				Percent increase/ (decrease)
	2003		2002			2003		2002
	(in thousands)					(in thousands)
REVENUES:
Internet equipment	$17,962	82%	$10,096	65%	78%	$47,396	78%	$33,146	70%	43%
Web platform licenses and services	4,009	18%	5,468	35%	(27)%	13,416	22%	14,012	30%	(4)%

Total revenues	21,971	100%	15,564	100%	41%	60,812	100%	47,158	100%	29%

COST OF REVENUES:
Internet equipment	12,759	58%	7,740	50%	65%	34,390	57%	23,051	49%	49%
Web platform licenses and services	316	1%	154	1%	105%	1,090	2%	463	1%	135%

Total cost of revenues	13,075	59%	7,894	51%	66%	35,480	59%	23,514	50%	51%

GROSS PROFIT	8,896	41%	7,670	49%	16%	25,332	41%	23,644	50%	7%

OPERATING EXPENSES:
Research and development	3,791	17%	4,546	29%	(17)%	11,800	19%	13,042	28%	(10)%
Research and development project cancellation costs	—	—	—	—	—	606	1%	—	—	—
Selling and marketing	5,099	24%	6,204	40%	(18)%	15,890	25%	18,306	39%	(13)%
General and administrative	977	4%	1,466	9%	(33)%	3,512	6%	3,707	8%	(5)%
Amortization of intangible assets	374	2%	374	2%	0%	1,122	2%	1,123	2%	0%
Restructuring cost, net	130	1%	—	—	—	472	1%	482	1%	(2)%
Integration costs	—	—	—	—	—	—	—	309	1%	(100)%
Acquired in-process research and development	—	—	—	—	—	—	—	4,058	9%	(100)%

Total operating expenses	10,371	48%	12,590	80%	(18)%	33,402	54%	41,027	87%	(19)%

OPERATING LOSS	(1,475)	(7)%	(4,920)	(31)%	(70)%	(8,070)	(13)%	(17,383)	(37)%	(54)%
Other income (loss), net	(3)	0%	54	0%	(106)%	(472)	(1)%	(1,110)	(2)%	(57)%

NET LOSS	$(1,478)	(7)%	$(4,866)	(31)%	(70)%	$(8,542)	(14)%	$(18,493)	(39)%	(54)%

REVENUES

Internet Equipment. Broadband Internet equipment revenues increased for the three and nine months ended June 30, 2003 from the three and nine months ended June 30, 2002 primarily due to increased sales volumes of our ADSL broadband Internet equipment to ILEC customers, both in the United States and Europe, who serve the market for business and residential-class ADSL Internet services. Sales volumes increased primarily as a result of increased purchases by SBC and Swisscom, as we continue to penetrate the ADSL market for business and residential-class products. This increase was partially offset by reduced sales to Ingram Micro and BellSouth as well as declining average selling prices primarily as a result of the mix of products sold, price competition from foreign and domestic competitors and customer driven demands. The mix of broadband Internet equipment sales is changing as we begin entering the residential ADSL market. Residential-class products and ADSL products generally have lower average selling prices than similar business-class products. We expect that we will continue to experience declining average selling prices, primarily as a result of the changing mix of products sold and price competition from both foreign and domestic suppliers. We believe that increased sales volumes to current and new customers will offset these declines. The following table sets forth our volumes and average selling prices, excluding accessories, for the periods indicated:

	Three months ended June 30,		Percent increase/ (decrease)	Nine months ended June 30,		Percent increase/ (decrease)
	2003	2002		2003	2002
Product volumes	147,327	40,245	266%	333,435	121,608	174%
Average selling prices	$122	$251	(51)%	$142	$273	(48)%

Web Platform Licenses and Services. Web platforms revenues decreased for the three months ended June 30, 2003 from the three months ended June 30, 2002 primarily due to reduced volume license sales of our Timbuktu and netOctopus Enterprise software products, partially offset by revenues related to a software integration project with one specific customer which we did not have during the three months ended June 30, 2002.

Web platforms revenues decreased for the nine months ended June 30, 2003 from the nine months ended June 30, 2002 primarily due to reduced volume license and shrink-wrap sales of our Timbuktu and netOctopus Enterprise software products, partially offset by revenues related to a software integration project with one specific customer which we did not have during the nine months ended June 30, 2002, as well as increased recurring revenue related to our eSite and eStore products.

Customer Information

We sell our products primarily to ILECs, CLECs, distributors, ISPs and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in such period, along with such data expressed as a percentage of total revenues as well as the change from the prior year. No other customers for the three and nine months ended June 30, 2003 and 2002 accounted for 10% or more of total revenues.

	Three months ended June 30,				Percent increase/ (decrease)	Nine months ended June 30,				Percent increase/ (decrease)
	2003		2002			2003		2002
	(in thousands)					(in thousands)
Swisscom	$4,096	19%	$—	—	—	$7,506	12%	$—	—	—
Covad	3,297	15	1,859	12%	77%	8,933	15	5,277	11%	69%
SBC	2,870	13	265	2	983	7,372	12	1,757	4	320
Ingram Micro	1,107	5	2,015	13	(45)	3,716	6	5,947	13	(38)
IBM	—	—	1,699	11	(100)	16	0	2,177	5	(99)

Including the greater than 10% customers in the table above, the following table sets forth the number of customers who each individually represented at least 5% of our revenues for the three and nine months ended June 30, 2003 and 2002.

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Number of customers	4	4	4	4
Percent of total revenue	52%	45%	45%	37%

Geographic Information

The following table sets forth for the periods indicated, revenues by region in such period along with such data expressed as a percentage of total revenues as well as the change from the prior year:

	Three months ended June 30,				Percent increase/ (decrease)	Nine months ended June 30,				Percent increase/ (decrease)
	2003		2002			2003		2002
	(in thousands)					(in thousands)
Europe	$6,904	31%	$3,336	22%	107%	$16,511	27%	$7,953	17%	108%
Canada	174	1%	163	1%	7%	673	1%	799	2%	(16)%
Asia Pacific and other	221	1%	355	2%	(38)%	1,290	2%	1,266	3%	2%

Subtotal international revenue	7,299	33%	3,854	25%	89%	18,474	30%	10,018	22%	84%
United States	14,672	67%	11,710	75%	25%	42,338	70%	37,140	78%	14%

Total revenues	$21,971	100%	$15,564	100%	41%	$60,812	100%	$47,158	100%	29%

International revenues increased for the three and nine months ended June 30, 2003 from the three and nine months ended June 30, 2002 primarily due to increased sales of our ADSL broadband equipment to new European customers, Swisscom in particular. Revenues from the United States increased for the three and nine months ended June 30, 2003 from the three and nine months ended June 30, 2002 primarily due to increased sales volumes of our ADSL broadband equipment to SBC.

COST OF REVENUES

Cost of revenues consists primarily of material costs related to our contract manufacturing operations and manufacturing variances. Total cost of revenues increased for the three and nine months ended June 30, 2003 from the three and nine months ended June 30, 2002 primarily as a result of increased sales of our ADSL broadband Internet equipment and costs related to our software integration project.

Gross Margin

Our total gross margin decreased to 41% for the three months ended June 30, 2003 from 49% for the three months ended June 30, 2002, and decreased to 41% for the nine months ended June 30, 2003 from 50% for the nine months ended June 30, 2002 primarily due to increased sales of lower margin ADSL broadband Internet equipment and a lower percentage of higher margin Web platforms revenue in the total revenue mix.

Internet Equipment. Broadband Internet equipment gross margin increased to 29% for the three months ended June 30, 2003 from 23% for the three months ended June 30, 2002 primarily as a result of economies of scale and increased overhead absorption created by higher unit volumes flowing through our inventory. Broadband Internet equipment gross margin decreased to 27% for the nine months ended June 30, 2003 from 30% for the nine months ended June 30, 2002 primarily due to increased sales of lower margin ADSL products, declining average selling prices as a result of product mix and price competition as well as pricing strategies as we enter new markets and expand our customer base. The primary factors influencing our Internet equipment gross margin are product mix, our ability to drive down cost of revenues based on negotiations with our vendors and increased volumes, and the timing of these cost reductions relative to market pricing conditions.

Web Platform Licenses and Services. Web platforms gross margin decreased to 92% for the three months and nine months ended June 30, 2003 from 97% for the three months and nine months ended June 30, 2002 primarily due to engineering labor costs associated with the software integration project for one specific customer. Excluding the effects of this project, Web platforms gross margin was 96% for the three and nine months ended June 30, 2003.

Our Internet equipment products have a lower average gross margin than our Web platforms products. Accordingly, to the extent we sell more Internet equipment than Web platforms products, our gross margins would be lower. In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

•	The mix of Internet equipment and Web platforms products sold;

•	Pricing strategies;

•	Increased sales of our residential-class broadband Internet equipment which have lower average selling prices than our business-class broadband Internet equipment;

•	Standard cost changes;

•	New versions of existing products; and

•	External market factors, including, but not limited to, price competition.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses decreased for the three and nine months ended June 30, 2003 from the three and nine months ended June 30, 2002 primarily due to the transfer of employee costs associated with our software integration project from research and development expenses to Web platform cost of revenues as well as decreased headcount and employee related expenses. For the three months ended June 30, 2003, we transferred $0.2 million of employee costs, which represents approximately 8 full-time equivalent employees during such period, from research and development expenses to Web platform cost of revenues. In addition, for the three months ended June 30, 2003, our average research and development headcount decreased by approximately 15 employees from the three months ended June 30, 2002, resulting in approximately $0.4 million in reduced employee related expenses. For the nine months ended June 30, 2003, we transferred $0.6 million of employee costs, which represents approximately 7 full-time equivalent employees during such period, from research and development expenses to Web platform cost of revenues. In addition, for the nine months ended June 30, 2003, our average research and development headcount decreased by approximately 9 employees from the nine months ended June 30, 2002, resulting in approximately $0.5 million in reduced employee related expenses.

We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars for the remainder of fiscal year 2003 and into fiscal year 2004 as we continue to develop new and enhanced products and services. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility, and we have not capitalized any internal software development costs to date.

RESEARCH AND DEVELOPMENT PROJECT CANCELLATION COSTS

For the nine months ended June 30, 2003, research and development project cancellation costs consist primarily of material and equipment costs associated with our joint development efforts with Siemens AG (Siemens) and Proxim, Inc. to develop a wireless IAD for sale to AT&T Corp. (AT&T) to serve AT&Ts anticipated roll-out of voice-over-DSL services. As a result of AT&T not accepting the final product developed by Siemens and canceling its plans to deploy these voice-over-DSL services on its network, there was no longer a customer or market into which we could sell the product under development.

SELLING AND MARKETING

Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses decreased for the three and nine months ended June 30, 2003 from the three and nine months ended June 30, 2002 primarily due to decreased headcount and employee related expenses as well as decreased travel and entertainment expenses as a result of our restructurings and expense control efforts. For the three months ended June 30, 2003, our average selling and marketing headcount decreased by approximately 26 employees from the three months ended June 30, 2002, resulting in approximately $1.0 million in reduced employee related expenses. For the nine months ended June 30, 2003, our average selling and marketing headcount decreased by approximately 25 employees from the nine months ended June 30, 2002, resulting in approximately $2.1 million in reduced employee related expenses.

We expect selling and marketing expenses may increase during the remainder of fiscal year 2003 and into fiscal year 2004 as result of increased headcount and employee related expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. General and administrative expenses decreased for the three months ended June 30, 2003 from the three months ended June 30, 2002 primarily due to our $0.3 million write-off of WorldCom’s account receivable during the three months ended June 30, 2002 after WorldCom filed for protection under the Bankruptcy Act as well as decreased headcount and employee related expenses as a result of our restructurings and expense control efforts. For the three months June 30, 2003, our average general and administrative headcount decreased by approximately 12 employees from the three months ended June 30, 2002, resulting in approximately $0.2 million in reduced employee related expenses.

General and administrative expenses decreased for the nine months ended June 30, 2003 from the nine months ended June 30, 2002 primarily due to:

•	Reduced bad debt expense of approximately $0.3 million as a result the recovery of bad debts previously written-off;

•	Decreased headcount and employee related expenses as a result of our restructurings and expense control efforts. For the nine months June 30, 2003, our average general and administrative headcount decreased by approximately 6 employees from the nine months ended June 30, 2002, resulting in approximately $0.2 million in reduced employee related expenses; and

•	$0.2 million reduction in the use of contractors.

These reductions were partially offset by $0.3 million of increased costs related to the relocation of our corporate headquarters from Alameda, California to Emeryville, California as well as $0.2 million of increased insurance costs.

We expect general and administrative expenses will remain at current levels for the remainder of fiscal year 2003 and into fiscal year 2004.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisition of Cayman. (See Notes 3 and 4 of Notes to Unaudited Condensed Consolidated Financial Statements.)

RESTRUCTURING COSTS

During the three months ended June 30, 2003, we recorded a net restructuring charge of approximately $0.1 million. This net charge consisted of restructuring costs of $0.3 million primarily for employee severance benefits related to a reduction in our workforce during the three months ended June 30, 2003 and the reversal of $0.2 million of liabilities we had accrued in connection with our restructurings during the three months ended March 31, and December 31, 2001. (See Note 12 of Notes To Unaudited Condensed Consolidated Financial Statements.)

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

OTHER INCOME (LOSS), NET

Other income (loss), net consists of losses on impaired securities and other income (expenses), which consists of interest income we earn on our cash, cash equivalents and short-term investments, interest expense and gains and losses on foreign currency transactions. Included in other income (loss) for the nine months ended June 30, 2003 is a $0.5 million loss on impaired securities, fully impairing our investment in Everdream. Included in other income (loss) for the nine months ended June 30, 2002 is a $1.4 million loss on impaired securities, impairing our investment in MegaPath. (See Notes 11 and 15 of Notes to Unaudited Condensed Consolidated Financial Statements.)

Risk Factors

The following risk factors should be considered carefully in evaluating our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other filings with the United States Securities and Exchange Commission, our actual results could differ materially from those projected in any forward-looking statements.

We have a history of losses and negative cash flow. We may incur losses and negative cash flow in the future, which could significantly harm our business.

As a result of continuing capital expenditure requirements and operating expenses in all areas of our business, our failure to increase our revenues or sufficiently reduce our operating expenses will result in continuing losses and negative cash flow. We incurred net losses of $1.5 million and $8.5 million for the three and nine months ended June 30, 2003 and have incurred losses from continuing operations of $34.3 million, $41.7 million and $17.6 million for fiscal years ended September 30, 2002, 2001 and 2000, respectively. We used $1.9 million of cash during the nine months ended June 30, 2003. We used $10.7 million and $2.1 million of cash during fiscal years ended September 30, 2002 and 2001, respectively. Our cash, cash equivalents and short-term investments, including $8.9 million of cash borrowed from under our credit facility and term loans, totaled $23.1 million at June 30, 2003. Even if we reach profitability and maintain positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

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

Incumbent Local Exchange Carriers, or ILECs, have been aggressively marketing DSL services principally focusing on residential services. Prior to our acquisition of Cayman, we had not sold meaningful quantities of our broadband Internet equipment to ILECs in the United States. As a result of our acquisition of Cayman, we have expanded our customer base to include two ILEC customers, SBC and BellSouth, to which we previously had not sold our broadband Internet equipment. We have committed resources that are working to expand our sales in the ILEC channel both domestically and internationally. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, long-term product deployment cycles and intense price pressures. ILECs currently obtain equipment from our competitors, such as Thomson Corporation (Thomson), Siemens (through its Efficient Networks subsidiary), Westell Technologies, Inc. (Westell), ZyXEL Communications Co. (ZyXEL), Linksys Group Inc. (Linksys) and 2Wire, Inc. (2Wire), which have proven to be strong competitors. There is no guarantee we will be successful in retaining the customers acquired in connection with our acquisition of Cayman or otherwise in successfully expanding our presence in the ILEC market. If we fail to penetrate further the ILEC market for our products and services, our business may be materially and adversely affected.

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

Prior to our acquisition of Cayman in October 2001, our most significant customers were CLECs and ISPs. Since the middle of calendar year 2000, CLECs have experienced significant business difficulties due to an inability to obtain financing to continue to build out their networks. During the last two years, three of our CLEC customers, Covad, Rhythms NetConnections, Inc., and NorthPoint have all sought protection under the Bankruptcy Act. Thereafter, Rhythms sold its network to WorldCom, Inc., which itself is currently operating under Bankruptcy Act protection. NorthPoint ceased operating entirely. Covad emerged from bankruptcy in December 2001 and remains our largest customer, although it continues to incur losses.

Like the CLECs, ISPs also have struggled since mid-2000. Most ISPs have had significant difficulties in differentiating their services from the services provided by their competitors. As a result, ISPs have experienced significant erosion in the prices charged to their customers, resulting in ongoing losses. Many of our ISP customers have all experienced business difficulties and some have filed for bankruptcy or ceased operations. As a result, sales of our products to ISPs remain difficult. The financing market for CLECs and ISPs has been effectively closed since calendar year 2001, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable. The difficulties of these CLEC and ISP customers have materially and adversely affected our operating results, causing a significant decline in the price of our common stock.

The loss of, or decline in, purchases by one or more of our key customers would result in a significant decline in our revenues and harm to our business.

We rely on a small number of customers for a large portion of our revenues. For the three months ended June 30, 2003, there were four customers that each individually represented at least 5% of our revenues and in the aggregate accounted for 52% of our total revenues. For the fiscal year ended September 30, 2002, there were four customers that each individually represented at least 5% of our revenues and in the aggregate accounted for 36% of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales international customers, mainly in Europe. For the three months ended June 30, 2003 and the fiscal year ended September 30, 2002, our international sales represented 33% and 21%, respectively, of total sales. We expect sales to international customers to continue to comprise a significant portion of our revenues. For the past two fiscal years, sales of broadband Internet equipment products to some of our European customers who are members of the European Union have been denominated in the Euro. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could lead to decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in the Euro.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ending with the June 30, 2003 quarter, our revenues have ranged from $15.6 million to $22.0 million, and our net quarterly loss has ranged from $1.5 million to $21.1 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

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

All of our broadband Internet products rely on special semiconductor chips that we purchase from fewer than five suppliers. We do not have volume purchase contracts with any of our suppliers and they could cease selling to us at any time. If we are unable to obtain a sufficient quantity of these semiconductor chips in a timely manner for any reason, sales of our broadband Internet products could be delayed or halted. Further, we could also be forced to redesign our broadband Internet products and qualify new suppliers of semiconductor chip sets. The resulting stoppage or delay in selling our products and the expense of redesigning our products would adversely affect our business.

If we were unable to obtain components and manufacturing services for our broadband Internet equipment from independent contractors and specialized suppliers, our business would be harmed.

We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our broadband Internet equipment relies on components that are supplied by independent contractors and specialized suppliers. Furthermore, substantially all of our broadband Internet equipment includes printed circuit boards that are manufactured by fewer than five contract manufacturers that assemble and package our products. We do not have guaranteed supply arrangements with these third parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient components for our broadband Internet equipment also depends on our ability to accurately forecast our future requirements. If we are unable to obtain a sufficient quantity of components from independent contractors or specialized suppliers in a timely manner for any reason, sales of our broadband Internet equipment could be delayed or halted. Similarly, if supplies of circuit boards or products from our contract manufacturers are interrupted for any reason, we will incur significant losses until we arrange for alternative sources. In addition, we may be required to pay premiums for components purchased from other vendors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our broadband Internet equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our broadband Internet equipment would seriously harm our reputation and business.

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

The majority of our Web platforms revenues are derived from the sale of software products for corporate help desks, including Timbuktu and eCare. For the three months ended June 30, 2003 and the fiscal year ended September 30, 2002, revenues from these help desk applications were 57% and 55%, respectively, of total revenues for our Web platform products. We anticipate that the market for Timbuktu will grow more slowly than the market for our other Web platforms products and services. In addition, we rely on a small number of licensees of our Web platforms to promote the use of our Web platforms for building web sites and stores. As a result, we derive the majority of the recurring revenues from our Web platforms products from fewer than five customers. The extent and nature of the promotions by licensees of our Web platforms are outside of our control. If licensees of our eSite and eStore Web platforms do not successfully promote web sites and stores to their customers, we will not generate continued recurring revenues. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

If hosting services for our Web platforms perform poorly, our revenue may decline and we could be sued.

We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance hosting for eSite and eStore customers. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with which we contract for maintenance services could also lead to interruption or deterioration of our eStie and eStore hosting services. Additionally, a slowdown or failure of our systems for any reason could also lead to interruption or deterioration of our eSite and eStore hosting services. In such a circumstance, our hosting revenue may decline. In addition, if our eSite and eStore hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers, the outcome of which could harm our business.

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

Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer. None of our employees is bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Competition for qualified personnel in our industry and geographic location is intense. Although we believe our personnel turnover rate is consistent with industry norms, our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity.

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

A small number of stockholders hold a large portion of our common stock. Our Chairman of the Board owned approximately 5.2% of our common stock outstanding at June 30, 2003. In addition, based on information contained in filings with the United States Securities and Exchange Commission, three institutional investors owned approximately 9.2%, 7.9% and 3.6%, respectively, of our common stock outstanding at March 31, 2003. To the extent one or more of these large stockholders decides to sell substantial amounts of our common stock in the public market over a short period of time, based on the historic trading volumes, we expect the market price of our common stock could fall.

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

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our exposure to foreign exchange risk relates primarily to sales made to international customers denominated in Euros and our employee related expenses in European Union countries. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio. In order to reduce our exposure resulting from currency fluctuations, we have entered into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. We do not enter into currency exchange contracts for speculative or trading purposes. All currency exchange contracts have a maturity of less than one year.

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our investment portfolio at June 30, 2003 and 2002. All of our investments mature in twelve months or less.

	June 30, 2003			June 30, 2002
Principal (notional) amounts in United States dollars:	Cost basis	Fair market value	Average interest rate	Cost basis	Fair market value	Average interest rate
	(in thousands)			(in thousands)
Cash equivalents – fixed rate (a)	$9,747	$9,747	1.3%	$11,106	$11,124	1.8%
Short-term investments – fixed rate (b)	—	—	—	3,978	3,991	1.9%

	$9,747	$9,747		$15,084	$15,115

(a)	Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.
(b)	Short-term investments represent the portion of our investment portfolio that mature in greater than or equal to 90 days.

Our market interest rate risk for our investment portfolio relates primarily to changes in the United States short-term prime interest rate. These changes impact the price and yield of our short-term investments. We minimize this risk by following a policy of portfolio diversification. Our market interest rate risk for borrowings under our Credit Facility relates primarily to the rate we are charged by Silicon Valley Bank for our credit facility. The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. At June 30, 2003, the interest rate was 5.0%. To the extent we borrow heavily against our accounts receivable and inventory and Silicon Valley Bank were to increase its Prime Rate, our interest expense would increase and it would cost us more to borrow against the credit facility.

Foreign Currency Exchange Risk

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at June 30, 2003 and 2002. The accounts receivable at June 30, 2003 are valued at the United States/Euro exchange rate as of June 30, 2003 and the accounts receivable at June 30, 2002 are valued at the United States/Euro exchange rate as of June 30, 2002. The carrying value approximates fair value at June 30, 2003 and 2002.

	June 30, 2003		June 30, 2002
Principal (notional) amounts in United States dollars:	Carrying amount	Exchange rate	Carrying amount	Exchange rate
	(in thousands)		(in thousands)
Accounts receivable denominated in Euros	$1,820	1.1676	$1,050	0.9552

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at June 30, 2003 and 2002. The carrying value approximates fair value at June 30, 2003 and 2002.

	June 30, 2003			June 30, 2002
Principal (notional) amounts in Euros:	Carrying amount	Spot rate	Settlement date	Carrying amount	Spot rate	Settlement date
	(in thousands)			(in thousands)
Currency exchange forward contract # 1	$473	1.1425	Jul-2003	$23	0.8743	Jun-2002
Currency exchange forward contract # 2	—	—	—	$201	0.8552	Jun-2002
Currency exchange forward contract # 3	—	—	—	$131	0.8763	Jul-2002
Currency exchange forward contract # 4	—	—	—	$275	0.9151	Aug-2002
Currency exchange forward contract # 5	—	—	—	$274	0.9131	Sep-2002

Our foreign currency exchange risk relates to changes in the value of the Euro relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

10.15	Limited Waiver and Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the three months ended June 30, 2003, we filed the following reports on Form 8-K:

•	On April 30, 2003, we filed a Form 8-K reporting Item 7 – Financial Statements and Exhibits and Item 9 – Regulation FD Disclosure, furnishing a copy of the press release announcing our financial results for the quarter ended March 31, 2003.

•	On April 29, 2003, we filed a Form 8-K reporting Item 5 – Other Events and Item 7 – Financial Statements and Exhibits, announcing the appointment of Howard T. Slayen to our Board of Directors and providing a copy of the press release announcing the appointment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2003	NETOPIA, INC.
(Registrant)

	By:	/s/ Alan B. Lefkof
Alan B. Lefkof
President and Chief Executive Officer

	By:	/s/ William D. Baker
William D. Baker
Senior Vice President, Finance and Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)