Form 10-K
period 2003-09-30
NETOPIA INC
filed 2003-12-19
CIK 1012482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check whether the registrant is an accelerated filer.   Yes [  ]    No [X]

As of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2003, the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold was $27,165,518.

As of December 12, 2003, there were 22,813,659 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Stockholders Meeting to be held on January 30, 2004 are incorporated by reference in Part III of this Form 10-K.

NETOPIA, INC.
FORM 10-K
Table of Contents

PART I

ITEM 1.    BUSINESS

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

Company Background

We develop, market and support broadband and wireless (Wi-Fi) products and services that enable our carrier and service provider customers to simplify and enhance the delivery of broadband services to their residential and business-class customers. Our product and service offerings enable carriers and broadband service providers to (i) deliver to their customers feature-rich modems, routers and gateways, (ii) utilize software that allows remote management of equipment located at their customers’ premises, and (iii) provide value added services to enhance revenue generation. Our broadband modems, routers and gateways are installed by customers of carriers and broadband service providers in order to obtain faster access to the Internet than is possible with dial-up connections. These bundled service offerings often include digital subscriber line (DSL) or broadband cable equipment bundled with backup, bonding, virtual private networking or VPN that allows more secure communications over the Internet, firewall protection, parental controls, Web content filtering, combined voice and data services, hosting of web sites that we call eSites, and hosting of web stores that we call eStores. Our netOctopus suite of server software products enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to provide support to their customers on a remote basis. We also offer Timbuktu and eCare software products for help desk customers. These products allow business help desks to provide support on a remote basis when computer users experience problems with their desktop or laptop computers.

We were incorporated in California in 1986 as Farallon Computing, Inc. In 1996 we were reincorporated in Delaware as Farallon Communications, Inc. In November 1997, we changed our name Netopia, Inc. We initially focused on the development of networking products for AppleTalk local area networks (LANs). In 1993, we revised our business strategy to concentrate on the Internet and Intranet markets thru the utilization of our transmission control protocol/Internet protocol (TCP/IP) and routing expertise. In 1998, we introduced our family of DSL broadband Internet equipment. In 2002, we expanded and enhanced our broadband product and service offerings, primarily as a result of the technology acquired in connection with our acquisitions of Cayman Systems, Inc. (Cayman) and DoBox, Inc. (DoBox). In 2003, we introduced our Wi-Fi modems and gateways. Our principal offices are located at 6001 Shellmound Street, 4th Floor, Emeryville, California 94608, and our telephone number is (510) 420-7400.

Event Occurring After September 30, 2003

In October 2003, we acquired JadeSail Systems, Inc. (JadeSail), a provider of Internet Protocol (IP) services management and network equipment provisioning software. We intend to integrate JadeSail’s technology into our netOctopus suite of server software products, adding policy-based IP Services definition and provisioning for firewall and VPN services.

Under the terms of the purchase agreement, we issued 160,000 shares of our common stock in exchange for all the outstanding common stock of JadeSail. The aggregate purchase price, including the common stock issued and transaction-related expenses, was approximately $1.4 million. Based upon our valuation of the assets acquired, we expect to allocate the purchase price to other intangible assets and goodwill. The amount allocated to other intangible assets will be amortized through our operating expenses in future periods.

Products and Services

Broadband Equipment.  We have developed a comprehensive family of broadband Internet modems, routers and gateways, which allow the transport of high-speed data over the local copper loop and enable telecommunications carriers to provide cost-effective and high-speed services over existing copper infrastructure. This family of products serves an array of wide area network (WAN) interfaces including DSL, cable and T1, and LAN interfaces including Wi-Fi and Ethernet. Our broadband Internet products are designed to deliver high performance, excellent reliability, scalability, and affordability, and to be a platform from which our carrier and service provider customers can offer their customers additional services and applications. We believe key components to our success are comprehensive interoperability with leading central office DSL equipment, a common firmware platform across all versions of our broadband Internet products, and technology such as our 3-D ReachTM technology which gives our Wi-Fi products greater and more reliable wireless coverage than that of many of our competitors. The substantial majority of our revenues are derived from sales of our broadband Internet products, in particular our DSL modems, routers and gateways. During each of fiscal years 2003, 2002 and 2001, revenue from the sale of our broadband Internet products have accounted for 79%, 71% and 76%, respectively, of our total revenues. When reading our statement of operations and comprehensive loss, revenues and cost of revenues related to the sale of our broadband Internet equipment are classified as “Internet equipment.”

The following table summarizes our broadband equipment product family and their applications:

Product Line	Description	Applications
Netopia 3000 Series DSL, Ethernet and Wi-Fi Broadband Modems, Routers and Gateways	DSL gateway that connects to a corresponding DSL device in the service providers’ central office. Our “smart” class of self-installable and remotely manageable and configurable modems and gateways.	For the single or multi-computer home, small business and Internet wireless “hot spots”. LAN interface options include Wi-Fi, Ethernet and USB.
Netopia 4000 Series DSL and T1 Broadband Gateways	Business class gateways that connect to the service providers’ central office. Provide robust routing, security, and management features optimized for the business and enterprise applications.	For small and medium size businesses and distributed enterprises: Ethernet LAN interface; hardware based VPN acceleration; dial back-up; firewall protection.
Netopia R-Series DSL, Leased Line, ISDN and Analog Broadband Gateways
Business class gateways that connect to the service providers’ central office. Provide robust routing, security, and management features optimized for the business user. Modular architecture allows for cost-effective WAN interface hardware upgrades.
For small and medium size businesses: Ethernet LAN interface; VPN features; firewall protection; dial back-up.

Broadband Services.  Our service delivery platform includes the netOctopus suite of server software products and systems management software products. The netOctopus suite includes: EdgeManager, which enables remote support and centralized management of installed broadband gateways and real-time customer support; eCare and Desktop Support enable broadband service providers and other enterprise customers to support their customers by remotely viewing and operating the customer’s desktop computer; and, our Web eCommerce server solution that provides “no assembly required” Web sites and online stores that we call eSites and eStores, with a wide variety of vertical market content packages to suit many needs, from franchisees to sole proprietors. Our systems management software includes Timbuktu, a systems management tool providing remote computer control, configuration, support and file transfer. We hold one United States patent relating to eCare and Timbuktu systems management software. The term of this patent is through August 2010. During each of fiscal years 2003, 2002 and 2001, revenue from the sale of our broadband services have accounted for 21%, 29% and 24%, respectively, of our total revenues. When reading our statement of operations and comprehensive loss, revenues and cost of revenues related to the sale of our broadband services are classified as “Web platform licenses and services.”

The following table summarizes our broadband services product family:

Product Line	Description
netOctopus Server Platform
EdgeManager
EdgeManager is designed to enable the network operation centers (NOCs) of broadband service providers to proactively manage the broadband gateways installed on their network, thereby reducing help desk call loads and support costs. Using gateway discovery mechanisms, configuration comparisons, automatic delivery of configuration updates directly to the gateway and post updated diagnostics, EdgeManager enables the service provider to easily and cost-effectively support and provision its installed gateways, improve the quality of customer support, and increase the level of customer satisfaction.

DesktopSupport
DesktopSupport utilizes a Web architecture requiring a small size personal computer (PC) component, or thin applet, to provide live desktop assistance remotely. Technical support and customer service agents can communicate with their customers while remotely sharing and operating their desktops, sharing files, chatting as well as diagnosing and troubleshooting desktop problems in real time.

eCare
eCare is support interaction software that enables call centers and help desks to assist computer users in resolving technical support issues by providing bi-directional remote desktop assistance and the ability to observe and operate the user’s desktop. eCare can maintain log and report on call statistics, and can be integrated into an existing customer relation management (CRM) system.

eCommerce	Includes the eSite and eStore hosting solutions which offer “no assembly required” eSites and e-commerce enabled eStores for small and medium size businesses.
Systems Management Software
Timbuktu and netOctopus Enterprise	Includes systems management tools for the multi-platform enterprise, which include remote computer configuration, computer asset management, software distribution, remote control and file transfer.

DSL Technology

The substantial majority of our business is based and dependent upon products that utilize DSL technology. This technology uses complex modulation methods to enable high-speed data services over copper phone lines. DSL technology allows the simultaneous transmission of data at speeds from 1 Megabit per second (Mbps) to 8Mbps, or 17 times to 140 times faster than standard 56 Kilobits per second (Kbps) modem service, while also providing standard analog telephone service over a single pair of copper wires at distances of up to 18,000 feet. With DSL technology, a user can talk and have high-speed data transmissions at the same time over a regular phone line. DSL products enable telecommunication carriers to provide interactive multimedia services over copper wire while simultaneously carrying traditional telephone services, thus mitigating the need for the telecommunication carriers to install second lines to support these services. Our products support many DSL WAN interfaces such as: asynchronous DSL (ADSL) which refers to DSL technology that provides bi-directional transmission capacity at varying speeds; and symmetric DSL (SDSL), symmetric high bit-rate SDL (SHDSL) and integrated services digital network DSL (IDSL), each of which refers to DSL technology that provides bi-direction transmission capacity at the same speeds.

The DSL connection, or link, is comprised of a DSL Access Multiplexer (DSLAM), which we do not build or sell, and a DSL modem, gateway or router, which we do build and sell. The DSLAM is a piece of equipment that typically resides in the telephone carrier’s central offices and aggregates, or multiplexes, multiple DSL access lines into the carrier’s high-speed line back to its core or central network. The DSL modem, gateway, or router resides at the user’s location, and is a small device enabling DSL services at the user’s premises.

Customers

We sell our products in the United States, and internationally, primarily in Europe, to:

•	Telecommunication carriers, including: incumbent local exchange carriers (ILECs), such as Swisscom AG (Swisscom), SBC Communications Inc. (SBC), BellSouth Telecommunications, Inc. (BellSouth), Eircom Ltd. (Eircom) and Verizon Communications Inc. (Verizon); competitive local exchange carriers (CLECs), including Covad Communications Group, Inc. (Covad) and NextGenTel (NGT); Internet service providers (ISPs) and managed service providers (MSPs), including EarthLink, Inc. (EarthLink), MegaPath Networks, Inc. (MegaPath) and Netifice Communications, Inc. (Netifice); and Internet exchange carriers (IXCs) including Sprint Corporation (Sprint) and WorldCom, Inc. (WorldCom);

•	Distributors, including: Ingram Micro Inc. (Ingram Micro), Tech Data Corporation (Tech Data), and Groupe Softway (Softway); and

•	Directly to end-users.

Historically, we have primarily depended upon the ability of our customers to successfully offer DSL broadband services. Prior to our acquisition of Cayman in October 2001, our largest customers were CLECs. Many CLECs filed for protection under the Bankruptcy Act or ceased operations. Covad, which currently is our largest CLEC customer and historically has been among our largest customers, is expecting operating losses and negative cash flow to continue into 2004.

As a result of financial and operational difficulties encountered by many of our CLEC customers, which primarily had the business market for DSL services, we acted aggressively to expand our customer base and markets served. As a result of our acquisition of Cayman, we have expanded our customer base to include two ILEC customers, SBC and BellSouth, to which we previously had not sold our broadband equipment, and have developed new products designed for the residential market for DSL services, which have enabled us to win new customers such as Swisscom in Switzerland, EarthLink in the United States, and Eircom in Ireland. We expect that the success of our operations will remain substantially dependent upon our ability to develop and enhance products that meet the needs of both the residential and business market for DSL and Wi-Fi services and requirements of our ILEC customers. Our major customers are significantly larger than we are, and are able to exert a high degree of influence over our business. For example, our larger customers may be able to reschedule or cancel orders without significant penalty and may force lengthy approval and purchase processes before purchasing our products.

Distribution, Sales and Marketing

We sell our products through a domestic and international field sales organization and through selected distributors. We market our products in the United States, Canada, Europe and the Asia Pacific region. Our broadband equipment products are generally sold directly to our carrier and service provider customers or in some cases to distributors who then resell our products. Our broadband service products are generally sold directly to our customers.

The sales process for both our broadband equipment and broadband services can be lengthy. At the first stage of the process, our telecommunication carrier customers invite us, and many competitors, to respond to detailed requests for information or proposal. Even if our products are selected for further consideration after receiving our response to such a request, prior to selling our broadband equipment to telecommunication carriers, the products generally undergo lengthy approval and purchase processes. Although the telecommunication carrier approval processes vary to some extent depending on the customer and the product being evaluated, they generally are conducted as follows:

•	Laboratory Evaluation. The product’s function and performance are tested against all relevant industry standards and customer requirements.

•	Technical Trial. A number of DSL lines are equipped with the product for simulated operation in a field trial. The field trial is used to evaluate performance, assess ease of installation and establish troubleshooting procedures.

•	Commercial Deployment. Commercial deployment does not usually mean that one supplier’s product is purchased for all of the carriers needs throughout the system as telecommunication carriers often rely upon multiple suppliers to ensure that their needs can be met. Subsequent orders, if any, are generally placed under supply agreements that, regardless of term, are generally not subject to minimum volume commitments.

Although our business in recent years has not been materially affected by seasonal trends, to the extent that our products are used more widely by residential customers, we may experience increased seasonality based on trends in consumer markets.

Research and Development

We believe that our future business and operating results depend in part on our ability to continue to develop new products and enhance existing products in a timely manner, and to develop strategic product development relationships. We continuously evaluate changing market needs to provide customers with new broadband Internet equipment and services incorporating new technologies, standards and functionality. We continue to make a significant investment in product engineering, research and development. Research and development expenses were $15.6 million, $17.5 million and $13.8 million for fiscal years 2003, 2002 and 2001, respectively. We expect to continue to devote substantial resources to product and technological development.

Our research and development personnel are organized into development teams focused either on the development of our broadband equipment, our netOctopus Server Platform or our systems management software. Each product development team is generally responsible for conceiving new products for its target markets, adapting standard products or technology to meet new customer needs, and sustaining engineering activities related to our existing products. In particular, our hardware development team endeavors to achieve enhanced product performance and reduced product costs for each succeeding generation of broadband equipment product. We believe the key to this strategy is developing an initial architecture for each product that enables engineering innovations to result in performance enhancements and future cost reductions.

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

Product and Customer Support

We believe that effective product and customer support are key criteria used by our customers in selecting our broadband Internet equipment and service offerings. Telecommunication carriers, ISPs, independent distributors and dealers, value-added resellers (VARs), end users, network managers and administrators, consultants and other experienced technical experts utilize our toll-free telephone support lines, fax and online support services to access our support personnel and internal technical databases. Additionally, support personnel are trained to satisfy the needs of our customers and end users, as well as the needs of our customers’ end users who are not technical experts and do not have access to sophisticated technical support. We believe that our support programs have been successful in creating brand loyalty through our focused support of the specialized needs of these customers and end users, and through the easy-to-use, plug-and-play design of our broadband Internet equipment and services.

With different service programs, including VPN set-up services, we can remotely configure our Internet gateways and assist users in setting up Internet service with the user’s telecommunication carrier and ISP. Our expertise in solving technical problems enables us to commit our resources to analyze any problem a customer or end user may have, even if it involves a product from another company. The effect of these activities is to build customer loyalty to us as the single source for broadband Internet equipment and services.

Manufacturing

We primarily utilize third-party contract manufacturers, and have a limited internal manufacturing capability, to meet our customer requirements and product demand. Our third-party contract manufacturers produce our products in factories primarily located in Thailand, China and Mexico. They produce substantially all of the circuit boards for our broadband Internet equipment and in certain circumstances assemble, package and ship our products directly to our customers. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs.

Competition

The markets for our broadband Internet equipment and broadband services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A large number of companies offer competitive products. We expect competition to intensify as current competitors expand their product and service offerings and new competitors enter the market. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

Competitors vary in size, scope and breadth of the products and services offered. Our current and prospective competitors include original equipment manufacturers (OEMs), product manufacturers of broadband Internet equipment, developers of Web site and e-commerce software, developers of remote control and collaboration software, and developers of Web based help desk applications. In the market for broadband Internet equipment and services, we primarily compete with 2Wire, Inc., Siemens Aktiengesellschaft (Siemens) (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation (Thomson), Westell Technologies, Inc. (Westell) and ZyXEL Communications Co. (ZyXEL). In the market for our Web platforms products, we primarily compete with Altiris, Inc., Computer Associates International, Inc. (Computer Associates), CrossTec Corporation (CrossTec), Expertcity, Inc., LANDesk Software, Inc. (LANDesk), Microsoft Corporation (Microsoft) and Symantec Corporation (Symantec).

Many of our current and potential competitors in each product area have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in each product area for various reasons, including lower prices and other incentives that we did not match. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

We believe that the principal competitive factors in our markets are:

•	Product feature, function and reliability;

•	Customer service and support;

•	Price and performance;

•	User experience, including ease of installation and use;

•	Timeliness of new product introductions;

•	Integration of hardware and software;

•	Size and scope of distribution channels;

•	Breadth of product line;

•	Size and loyalty of customer base;

•	Brand name recognition; and

•	Strategic alliances.

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

Intellectual Property and Other Proprietary Rights

Our ability to compete is dependent in part on our proprietary rights and technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We presently have one United States patent issued that relates to eCare and Timbuktu and remote control software. The term of this patent is through August 2010. We also have filed a provisional patent application relating to the design of our Wi-Fi DSL gateways. We generally enter into confidentiality or license agreements with our employees, consultants, resellers, distributors, customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. However, in some instances, we may find it necessary to release our source code to certain parties.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee the safeguards we employ will protect our intellectual property and other valuable competitive information. In addition, the laws of some foreign countries where our products are or may be manufactured or sold, particularly developing countries including various countries in Asia, such as the People’s Republic of China, do not protect our proprietary rights as fully as do the laws of the United States. We rely upon certain software, firmware and hardware designs that we license from third parties, including firmware that is integrated with our internally developed firmware and used in our products to perform key functions. We cannot be certain that these third-party licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, such licenses could result in shipment delays or reductions until equivalent firmware is developed or licensed, and integrated into our products, which would seriously harm our business.

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

Employees

As of December 12, 2003, we employed 307 persons, including 112 in research and development, 72 in sales and marketing, 64 in customer service and support, 32 in manufacturing operations, and 27 in general and administrative functions. We also contract with consultants who provide us short and long-term services in various areas of our business. During the past two years, we have reduced our workforce to align expenses better with revenue levels. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer. None of our employees are bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Competition for qualified personnel in our industry and geographic location is intense. Although we believe that our personnel turnover rate is consistent with industry norms, our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel as well as provide extensive training to new hires so they achieve desired levels of productivity.

Segment Financial Information

You can find certain financial information with respect to our reportable segments and geographic areas in which we operate in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, particularly Note 10 of Notes to Consolidated Financial Statements.

ITEM 2.    PROPERTIES

Each of the facilities we occupy is leased for a term of one to five years. We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. Since our California facilities are located near major earthquake fault lines in the San Francisco Bay area, our business could be seriously harmed in the event of a major earthquake. The following table sets forth our facilities and their related lease terms as of September 30, 2003:

Location	Primary use	Operating segment	Square feet	Lease term	Expires	Renewal option	Renewal term	Renewal commences
Emeryville, California	Headquarters; research and development, selling, marketing, service, general and administrative	Internet equipment and Web platforms	30,438	5 years, 6 months	June 30, 2008	No	n/a	n/a
Billerica, Massachusetts (a)	Research and development, customer service	Internet equipment	19,291 4,909	5 years 5 years	March 31, 2005 March 31, 2005	Yes Yes	3 years, 9 months 3 years	April 1, 2005 April 1, 2005
San Leandro, California	Distribution center	Internet equipment and Web platforms	14,406	2 years, 8 months	August 27, 2005	No	n/a	n/a
Lawrence, Kansas	Research and development	Web platforms	7,465	3 years	June 30, 2005	Yes	3 years	July 1, 2005
Fremont, California	Research and development	Internet Equipment and Web platforms	7,061	5 years	November 30, 2004	Yes	5 years	December 1, 2004
Addison, Texas	Selling	Web platforms	7,160	5 years, 8 months	August 31, 2008	Yes	3 years	September 1, 2008
Other (b)	Selling, marketing and research and development	Internet equipment and Web platforms	Less than 7,000

(a)	Subleased from Eastman Kodak Company.

(b)	Other office space with less than 7,000 square feet per location in Orem, Utah; Paris, France; Neunkirchen am Brand, Germany; Maastricht, The Netherlands; Alexandria, Virginia; and Beijing, China used primarily for selling, marketing and research and development activities.

ITEM 3.    LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any legal proceeding that in our opinion is likely to seriously harm our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fiscal fourth quarter ended September 30, 2003.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and their ages as of December 12, 2003, are as follows:

Name	Age	Position
Alan B. Lefkof	50	President, Chief Executive Officer and Director
William D. Baker	57	Senior Vice President, Finance and Operations, and Chief Financial Officer
Brooke A. Hauch	55	Senior Vice President, Chief Information Officer
Jayant Kadambi	38	Vice President, Research and Development
David A. Kadish	51	Senior Vice President, General Counsel and Secretary
Jeffrey G. Porter	40	Vice President, Marketing
Thomas A. Skoulis	47	Senior Vice President and General Manager

Alan B. Lefkof.  Mr. Lefkof, President, Chief Executive Officer and Director, joined Netopia as President and a member of the Board of Directors in August 1991 and has been Chief Executive Officer since November 1994. He also serves as a director of QuickLogic Corporation. Prior to joining Netopia; Mr. Lefkof served as President of GRiD Systems, and as a Management Consultant at McKinsey & Company. Mr. Lefkof received a B.S. in computer science from the Massachusetts Institute of Technology in 1975 and a M.B.A. from Harvard Business School in 1977.

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

Brooke A. Hauch.  Ms. Hauch, Senior Vice President, Chief Information Officer, joined Netopia in October 1991 as Director, MIS. Ms. Hauch was appointed Vice President and Chief Information Officer in May 1997, and became Senior Vice President in October 2000. Prior to joining Netopia, Ms. Hauch served in various positions at Argonaut Information Systems, Inc., Ross Systems, Inc. and Blue Cross of Northern California. Ms. Hauch holds a bachelor’s degree in business from Arizona State University.

Jayant Kadambi.  Mr. Kadambi, Vice President, Research and Development, joined Netopia in October 1999. Prior to joining Netopia, Mr. Kadambi co-founded StarNet Technologies, Inc. (StarNet), a provider of voice over DSL equipment that Netopia acquired. Mr. Kadambi previously served in various engineering and marketing positions at Advanced Micro Devices and was a Member of Technical Staff at AT&T Bell Laboratories. Mr. Kadambi received a B.S.E.E from Rensselaer Polytechnic University in 1985 and an M.S.E.E from Rensselaer Polytechnic Institute in 1986.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since our initial public offering in June 1996, our common stock has been traded on the Nasdaq Stock Market. We were originally listed under the symbol FRLN. In November 1997, when we changed our name from Farallon Communications, Inc. to Netopia, Inc., our symbol changed to NTPA. The following table sets forth the range of quarterly intra-day high and low sale prices of our common stock on the Nasdaq Stock Market for the last two fiscal years ended September 30, 2003 and 2002.

	2003		2002
	High	Low	High	Low
Fourth fiscal quarter ended September 30	$7.75	$3.76	$2.72	$0.99
Third fiscal quarter ended June 30	4.50	1.45	5.15	2.14
Second fiscal quarter ended March 31	2.05	1.35	7.09	3.37
First fiscal quarter ended December 31	2.16	1.00	6.81	3.15

On December 12, 2003, we had 176 stockholders of record and 22,813,659 shares of common stock outstanding. The closing price of our common stock as reported on the Nasdaq Stock Market was $14.00 per share. Historically, we have neither declared nor paid cash dividends on our common stock, and we expect this trend to continue. We maintain stock option plans under which we grant options to purchase our common stock and an Employee Stock Purchase Plan under which our common stock is sold to employees participating in such plans. Additional information with respect to these plans can be found in Note 8 of Notes to Consolidated Financial Statements.

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

Recent Sales of Unregistered Securities

In March 2002, we issued 300,000 shares of our common stock to the shareholders of DoBox as consideration for our acquisition of DoBox.

In August 2003, we sold 1,413,914 shares of our common stock in a private placement to a limited number of qualified institutional investors. The aggregate offering price totaled $6.5 million. We paid a fee in the amount of approximately $0.4 million to CDC Securities for services related to introducing certain of the investors to us. Net of fees and expenses, we received $6.1 million, which was used to increase our working capital.

In October 2003, we issued 160,000 shares of our common stock to the shareholders of JadeSail as consideration for our acquisition of JadeSail. We have agreed to file in January 2004 a registration statement on Form S-3 registering possible resale of the common stock issued in the transaction.

The sale and issuance of the securities of the securities described above were effected without general solicitation or advertising and were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act, in light of, among other facts, the small number and sophistication of the persons receiving the shares and the investment representations made by those persons.

ITEM 6.    SELECTED FINANCIAL DATA

In the tables below, we provide our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the five fiscal years ended September 30, 2003. It is important that when reading this information you also read Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the annual audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

Fiscal years ended September 30,	2003	2002	2001	2000	1999
	(in thousands, except for per share amounts)
Statements of operations data:
Total revenues	$86,307	$64,064	$77,318	$90,206	$44,151
Gross profit	36,097	31,102	37,358	42,927	27,908
Operating loss (a)	(7,768)	(31,644)	(43,222)	(21,197)	(9,926)
Loss from continuing operations (a)	(8,320)	(34,267)	(41,712)	(17,618)	(7,860)
Net loss (a, b, c)	(8,320)	(34,267)	(43,111)	(15,137)	(7,860)
Per share data, continuing operations:
Basic and diluted loss per share	$(0.43)	$(1.86)	$(2.33)	$(1.05)	$(0.60)
Shares used in the per share calculations (d)	19,560	18,455	17,902	16,830	13,092
Per share data, net loss:
Basic and diluted loss per share	$(0.43)	$(1.86)	$(2.41)	$(0.90)	$(0.60)
Shares used in the per share calculations (d)	19,560	18,455	17,902	16,830	13,092

As of September 30,	2003	2002	2001	2000	1999
	(in thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$22,208	$25,022	$48,996	$59,777	$69,483
Working capital	28,697	28,628	56,593	72,292	75,394
Total assets	57,942	58,995	82,712	128,373	95,969
Long-term liabilities (e)	431	4,614	256	328	544
Total stockholders’ equity	40,377	40,047	71,713	112,289	85,079

(a)	Included in our operating loss, loss from continuing operations and net loss are charges and expenses related to acquisitions of other businesses. Included in fiscal years: 2002, 2000 and 1999, are amounts allocated to in-process research and development; 2001, 2000 and 1999, are amounts related to the amortization of goodwill and other intangible assets; 2003 and 2002 are amounts related to the amortization of other intangible assets; and 2002 and 2001 are amounts related to the impairments and write-downs of amounts allocated to goodwill and other intangible assets. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 of Notes to Consolidated Financial Statements.)

(b)	Included in our net loss for fiscal year 2001, is a charge recorded upon the adoption of Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which changed our accounting related to Web platforms license sales that provided for nonrefundable upfront payments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Revenue Recognition, of Notes to Consolidated Financial Statements.)

(c)	Included in our net loss for fiscal years 2001 and 2000 are amounts recorded in connection with our disposition of the LAN Division.

(d)	See Note 1, Per Share Calculations, of Notes to Consolidated Financial Statements for information on shares used in the per share calculations.

(e)	In fiscal year 2003, long-term liabilities are comprised of $0.1 million of long-term borrowings under our term loans, $0.1 million of the long-term portion of deferred revenue and $0.2 million of the long-term portion of deferred rent expense. In fiscal year 2002, long-term liabilities is primarily comprised of $4.4 million of long-term debt from borrowings under our credit facility the balance of which for fiscal year 2002 and for fiscal years 2001, 2000 and 1999 is primarily long-term portions of deferred revenue. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements.)

The following table sets forth certain unaudited quarterly results of operations data for the eight quarters ended September 30, 2003. This data has been derived from our unaudited interim consolidated financial statements that, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. When reading this information, you also should read Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

	Fiscal 2003				Fiscal 2002
Three months ended,	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001
	(in thousands; except per share amounts)
REVENUES:
Internet equipment	$20,821	$17,962	$14,838	$14,596	$12,405	$10,096	$11,239	$11,811
Web platform licenses and services	4,674	4,009	4,400	5,007	4,501	5,468	4,470	4,074
Total revenues	25,495	21,971	19,238	19,603	16,906	15,564	15,709	15,885
COST OF REVENUES:
Internet equipment	14,506	12,759	10,920	10,711	9,272	7,740	7,928	7,383
Web platform licenses and services	224	316	345	429	175	154	146	164
Total cost of revenues	14,730	13,075	11,265	11,140	9,447	7,894	8,074	7,547
GROSS PROFIT	10,765	8,896	7,973	8,463	7,459	7,670	7,635	8,338

OPERATING EXPENSES:
Research and development	3,821	3,791	4,026	3,983	4,481	4,546	4,348	4,148
Research and development project cancellation costs (a)	—	—	—	606	—	—	—	—
Selling and marketing	5,079	5,099	5,130	5,661	6,028	6,204	5,975	6,128
General and administrative (b)	1,265	977	1,107	1,428	1,690	1,466	1,267	973
Acquired in-process research and development (c)	—	—	—	—	—	—	1,908	2,150
Amortization of intangible assets (d)	375	374	374	374	374	374	374	374
Impairment of goodwill (e)	—	—	—	—	9,146	—	—	—
Restructuring costs (f)	(77)	130	—	342	—	—	—	482
Integration costs	—	—	—	—	—	—	—	309
Total operating expenses	10,463	10,371	10,637	12,394	21,719	12,590	13,872	14,564
OPERATING INCOME (LOSS)	302	(1,475)	(2,664)	(3,931)	(14,260)	(4,920)	(6,237)	(6,226)

Other income (loss), net
Loss on impaired securities (g)	—	—	(457)	—	(1,543)	—	(1,400)	—
Other income (expense), net	(80)	(3)	(5)	(7)	29	54	80	156
Other income (loss), net	(80)	(3)	(462)	(7)	(1,514)	54	(1,320)	156
NET INCOME (LOSS)	$222	$(1,478)	$(3,126)	$(3,938)	$(15,774)	$(4,866)	$(7,557)	$(6,070)
Per share data, net income (loss):
Basic and diluted net income (loss) per share	$0.01	$(0.08)	$(0.16)	$(0.21)	$(0.84)	$(0.26)	$(0.41)	$(0.34)
Shares used in the basic per share calculations (h)	20,790	19,370	19,163	18,906	18,822	18,648	18,255	18,092
Shares used in the diluted per share calculations (h)	22,646	19,370	19,163	18,906	18,822	18,648	18,255	18,092

(a)	Represents material and equipment costs associated with our joint development efforts with Siemens and Proxim, Inc. (Proxim) to develop a wireless integrated access device (IAD) for sale to AT&T Corp. (AT&T) to serve AT&T’s anticipated roll-out of DSL services. As a result of AT&T not accepting the final product developed by Siemens under the agreement between AT&T and Siemens and canceling its plans to deploy these services on its network, there was no longer a customer or market into which we could sell the product under development.

(b)	In fiscal year 2003, general and administrative expense includes costs related to the relocation of our headquarters facility from Alameda, California to Emeryville, California. In fiscal year 2002, general and administrative expense includes incremental provisions for doubtful accounts, in addition to standard provisions for doubtful accounts, primarily for outstanding accounts receivable owed by customers that filed voluntary petitions under the Bankruptcy Act. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Concentrations of Credit Risk, of Notes to Consolidated Financial Statements.) The following table sets forth these costs for the periods indicated.

Three months ended,	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001
Facility relocation costs	$—	$2	$93	$197	$—	$—	$—	$—
Incremental provisions for doubtful accounts	—	—	—	—	264	307	—	—
General and administrative	1,265	975	1,014	1,231	1,426	1,159	1,267	973
Total general and administrative	$1,265	$977	$1,107	$1,428	$1,690	$1,466	$1,267	$973

(c)	For the three months ended March 31, 2002 and December 31, 2001, these amounts represent the amount of purchase price allocated to in-process research and development in connection with the acquisitions of DoBox and Cayman, respectively. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements.)

(d)	For fiscal years 2003 and 2002, these amounts represent the amortization of intangible assets related to the acquisition of Cayman. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 of Notes to Consolidated Financial Statements.)

(e)	This amount represents full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman and StarNet. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 of Notes to Consolidated Financial Statements.)

(f)	For the three months ended September 30, 2003, this amount primarily represents the reversal of the remaining restructuring liability accrued in connection with the Cayman acquisition. For the three months ended June 30, 2003, December 31, 2002 and December 31, 2001, these amounts represent charges recorded in connection with workforce reductions and costs to exit certain business activities. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of Notes to Consolidated Financial Statements.)

(g)	These amounts represent losses on impaired securities related to our long-term investments in Everdream Corporation (Everdream) and MegaPath, respectively. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of Notes to Consolidated Financial Statements.)

(h)	See Note 1, Per Share Calculations, of Notes to Consolidated Financial Statements for information on shares used in the basic and diluted per share calculations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, market and support broadband and Wi-Fi products and services that enable our carrier and service provider customers to simplify and enhance the delivery of broadband services to their residential and business-class customers. Our product and service offerings enable carriers and broadband service providers to (i) deliver to their customers feature-rich modems, routers and gateways, (ii) utilize software that allows remote management of equipment located at their customers’ premises, and (iii) provide value added services to enhance revenue generation.

Broadband Equipment.  Our comprehensive line of broadband Internet gateways allow the transport of high-speed data over the local copper loop and enable telecommunications carriers to provide cost-effective and high-speed services over existing infrastructure. The substantial majority of our revenues are derived from sales of our broadband Internet gateways, in particular our DSL routers and modems. During each of fiscal years 2003, 2002 and 2001, revenue from the sale of our broadband Internet gateways have accounted for 79%, 71% and 76%, respectively, of our total revenues. When reading our statement of operations and comprehensive loss, revenues and cost of revenues related to the sale of our broadband Internet equipment are classified as “Internet equipment.”

Broadband Services.  Our service delivery platform includes the netOctopus suite of server software products and systems management software products. The netOctopus suite includes EdgeManager, eCare, and our Web eCommerce server. Our systems management software includes Timbuktu. During each of fiscal years 2003, 2002 and 2001, revenue from the sale of our broadband services have accounted for 21%, 29% and 24%, respectively, of our total revenues. When reading our statement of operations and comprehensive loss, revenues and cost of revenues related to the sale of our broadband services are classified as “Web platform licenses and services.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to accounts receivable, inventories, investments and intangible assets. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We recognize revenue from the sale of broadband Internet equipment at the time of shipment to a third party customer when (a) the customer takes title of the goods; (b) the price to the customer is fixed or determinable; (c) the customer is obligated to pay the seller and the obligation is not contingent on resale of the product; (d) the customer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product; and (e) we do not have significant obligations for future performance to directly bring about resale of the product by the customer. At the date of shipment, assuming that the revenue recognition criteria specified above are met, we provide for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

We recognize software revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. We generally have multiple element arrangements for our software revenue including software licenses and maintenance. We allocate the arrangement fee to each of the elements based on the residual method utilizing vendor specific objective evidence (VSOE) for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for maintenance is generally based on the price the customer would pay when sold separately. Software license revenue is recognized when a non-cancelable license agreement has been signed or a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months. We recognize revenue from long-term software development contracts using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized based on our achievement, and the customer’s acceptance, of certain milestones agreed upon by both parties with consideration given to the number of hours expended as compared to hours budgeted. On a quarterly basis, we review costs incurred to date along with an estimate to complete and compare the sum of such amounts against the revenue expected from the arrangement to determine the need for an accrual for loss contracts.

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

We record unearned revenue for software and service arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software and service arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer.

Goodwill.  On October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We perform our annual impairment test, as required by SFAS No. 142, in our fiscal fourth quarter. We performed such test during the fiscal fourth quarter ended September 30, 2003, the result of which indicated the fair value of the reporting unit was greater than the carrying value of the unit and therefore no impairment was identified. As of September 30, 2003, we had approximately $1.0 million of goodwill related to our acquisitions of WebOrder and netOctopus, which is allocated to our Web platform licenses and services reporting unit. (See Note 3 of Notes to Consolidated Financial Statements.)

Impairment of Long-Lived Assets, Including Other Intangible Assets.  We adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on October 1, 2001. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We evaluate our long-lived assets, including other intangible assets in accordance with SFAS No. 144 and test our long-lived assets and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset group that represents the lowest level for which identifiable cash flows exist. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and is allocated to the long-lived assets of the asset group on a pro rata basis. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. At September 30, 2003, our other intangible assets consisted of developed product technology, core technology and sales channel relationships related to the acquisition of Cayman as well as a certain marketing license. We did not test our long-lived assets and other intangible assets for impairment during the fiscal year ended September 30, 2003, because there were no events or changes in circumstances that would indicate that the carrying amount of the asset groups might not be recoverable. As of September 30, 2003, we had $5.1 million of other intangible assets related to our acquisition of Cayman and $0.2 million related to a marketing license. (See Note 3 of Notes to Consolidated Financial Statements.)

Accounting for Stock-based Compensation.  We maintain stock option plans under which we may grant incentive stock options and non-statutory stock options. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. We account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees,

and related interpretations. Because the grant price equals the market price on the date of grant for all options we issue, we do not recognize compensation expense for stock options granted to employees. In accordance with SFAS No. 123, we recognize as an expense, the fair value of options and other equity instruments granted to non-employees. We have not issued any stock options to non-employees since fiscal year 2001, excluding options issued to our directors. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. We will continue to account for our stock based compensation according to the provisions of APB No. 25.

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

Long-Term Investments.  We periodically make strategic investments in companies whose stock is not currently traded on a stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments, as we do not exert significant influence over these investments. We review these investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. As of September 30, 2003, these investments had a total carrying value of $1.0 million, and have been permanently written down a total of $3.4 million from original cost. Future adverse changes in market conditions or poor operating results of underlying investments could result in significant additional impairment charges in the future.

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

Provision for Income Taxes.  We did not record an income tax benefit for the fiscal years 2003, 2002 and 2001 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets to warrant a full valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carry-back potential to realize our deferred tax assets. Based on our estimates for fiscal year 2004 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of September 30, 2003, our principal source of liquidity included cash and cash equivalents in the amount of $22.2 million, a credit facility with a maximum borrowing capacity of up to $15.0 million from which, at September 30, 2003, we had no outstanding borrowings, and two term loans from which we had amounts outstanding of $0.4 million.

Cash, Cash Equivalents and Short-Term Investments.  The following table sets forth our cash, cash equivalents and short-term investments as of the fiscal years ended September 30, 2003, 2002 and 2001.

				Increase (decrease) from prior year
Fiscal years ended September 30,	2003	2002	2001	2003	2002
	(in thousands)
Cash, cash equivalents and short-term investments	$22,208	$25,022	$48,996	(11%)	(49%)

For the fiscal year ended September 30, 2003, cash and cash equivalents decreased primarily due to cash used by our operating activities, the payoff of borrowings under our credit facility and purchases of capital equipment. Excluding the changes in operating assets and liabilities, we used $2.4 million to support our net loss. Changes in operating assets and liabilities used $2.7 million primarily due to an increase in our accounts receivable partially offset by an increase in our accounts payable. We paid off the borrowings under our credit facility which totaled $4.4 million, we purchased $1.4 million of capital equipment and we purchased a marketing license for $0.7 million. This use of cash was partially offset by (a) cash received from our sale of approximately 1.4 million shares of common stock in a private placement in August 2003 which raised $6.1 million, and (b) cash received from our sale of common stock to employees under our Employee Stock Purchase Plan and employee stock option exercises, which provided $2.6 million.

For the fiscal year ended September 30, 2002, cash and cash equivalents decreased primarily due to the use of cash to acquire Cayman, cash used by our operating activities, and purchases of capital equipment. We used approximately $17.7 million of cash in connection with our acquisitions of Cayman and DoBox, our operating activities, excluding the changes in operating assets and liabilities, used $11.3 million primarily as a result of a decline in our revenues and associated gross profit, and we purchased $4.2 million of capital equipment, primarily computer equipment used for a new website hosting location and equipment used in the research and development process. This use of cash was partially offset by cash provided from borrowings under our credit facility, which at September 30, 2002, totaled $4.4 million. Changes in operating assets and liabilities provided $4.0 million, primarily related to the decrease of inventory and increase of accounts payable and other liabilities, and $1.1 million primarily received from our sale of common stock to employees under our Employee Stock Purchase Plan.

At September 30, 2003, we had no borrowings under our credit facility and approximately $0.4 million borrowed under our term loans. We expect to continue to use our credit facility along with our existing cash and cash equivalents to support our working capital needs in both the short and long-term. Additionally, we expect our cash and cash equivalents at December 31, 2003 may be similar to the balances at September 30, 2003, although these balances are impacted to the extent that we need to purchase additional inventory to build our products or otherwise support our continuing operations. As of September 30, 2003, we did not have any material commitments for capital expenditures. We will keep our credit facility to finance our future growth and fund our ongoing research and development activities as needed during fiscal 2004 and beyond. We believe we have adequate cash, cash equivalents and borrowing capacity to meet our anticipated capital needs for at least the next twelve months. If we issue additional stock to raise capital, our existing stockholders’ percentage ownership in Netopia would be reduced.

Trade Accounts Receivable, Net.  The following table sets forth our trade accounts receivables, net as of the fiscal years ended September 30, 2003, 2002 and 2001.

				Increase (decrease) from prior year
Fiscal years ended September 30,	2003	2002	2001	2003	2002
	(in thousands)
Trade accounts receivable, net	$16,755	$9,950	$9,550	68%	4%
Days sales outstanding (DSO)	60 days	54 days	51 days

Changes in our trade accounts receivable, net balances and days sales outstanding are primarily due to the timing of sales, increased revenues and collections performance. Our targeted range for DSO is 50 to 60 days. Trade accounts receivable and DSO increased primarily due to a large proportion of sales occurring in the last month of the three-month period ending September 30, 2003 as well as payment terms that have been provided to certain of our European customers that are generally up to 30 days longer than our customary payment terms.

Inventory.  The following table sets forth our inventory, net as of the fiscal years ended September 30, 2003, 2002 and 2001.

				Increase (decrease) from prior year
Fiscal years ended September 30,	2003	2002	2001	2003	2002
	(in thousands)
Inventory	$5,968	$6,259	$7,156	(5%)	(13%)
Inventory turns	7.9	5.8	3.9

Inventory consists primarily of raw material, work in process, and finished goods. Inventory has decreased and inventory turns have improved as a result of increasing visibility into customer demand enabling us to more effectively manage inventory levels as well as our manufacturing providers now purchasing directly from suppliers certain raw material we historically purchased and consigned to our manufacturers which value was carried in our inventory. Inventory levels may increase in the future if our customers do not provide us with accurate information, if we do not correctly forecast expected customer demand, or if customers defer or otherwise delay purchases. We may have to borrow against our credit facility to finance any needed inventory increases. We continue to closely monitor our management of inventory as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Borrowings Under Credit Facility and Term Loans.  The following table sets forth the outstanding borrowings under our credit facility and term loans as of the fiscal years ended September 30, 2003 and 2002.

				Increase (decrease) from prior year
Fiscal years ended September 30,	2003	2002	2001	2003	2002
	(in thousands)
Borrowings under credit facility	$—	$4,428	n/a	(100%)	n/a
Borrowings under term loans	354	—	n/a	—	n/a

At September 30, 2003, we had no outstanding borrowings under the credit facility and had a borrowing availability of approximately $12.2 million. At September 30, 2002, borrowings under the credit facility were used to support our operating activities and purchases of inventory. We used the term loans during fiscal year 2003 to purchase capital equipment to enhance the capabilities of our test laboratory. (See Note 15 of Notes to Consolidated Financial Statements.) We believe the amended terms of the credit facility provide adequate access to borrowings to meet our current capital needs.

Commitments

As of September 30, 2003, we had commitments that consisted of facilities and equipment under operating lease agreements and borrowings under term loans. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum payments with respect to such agreements.

Fiscal years ended September 30,	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Facility and operating lease commitments	$1,844	$1,355	$770	$792	$623	$—	$5,384
Payments under term loans	250	104	—	—	—	—	354
Total commitments	$2,094	$1,459	$770	$792	$623	$—	$5,738

Results of Operations for Fiscal Years Ended September 30, 2003, 2002 and 2001

The following table sets forth for the periods indicated certain statement of operations data. Each item of data is also shown as a percentage of total revenues, with the percentage change from the prior year also provided for each item.

							Increase (decrease) from prior year
Fiscal years ended September 30,	2003		2002		2001		2003	2002
	($ in thousands)
REVENUES:
Internet equipment	$68,217	79%	$45,551	71%	$58,861	76%	50%	(23%)
Web platform licenses and services	18,090	21%	18,513	29%	18,457	24%	(2%)	0%
Total revenues	86,307	100%	64,064	100%	77,318	100%	35%	(17%)
COST OF REVENUES:
Internet equipment	48,896	57%	32,323	50%	39,165	51%	51%	(17%)
Web platform licenses and services	1,314	1%	639	1%	795	1%	106%	(20%)
Total cost of revenues	50,210	58%	32,962	51%	39,960	52%	52%	(18%)
GROSS PROFIT	36,097	42%	31,102	49%	37,358	48%	16%	(17%)
OPERATING EXPENSES:
Research and development	15,621	18%	17,522	27%	13,836	18%	(11%)	27%
Research and development project cancellation costs	606	1%	—	—%	—	—%	—%	—%
Selling and marketing	20,969	24%	24,334	38%	27,144	35%	(14%)	(10%)
General and administrative	4,777	6%	5,398	9%	7,528	10%	(12%)	(28%)
Amortization of goodwill and other intangible assets	1,497	2%	1,497	2%	11,984	15%	0%	(88%)
Restructuring costs	395	0%	482	1%	1,073	1%	(18%)	(55%)
Acquired in-process research and development	—	—%	4,058	6%	—	—%	(100%)	—%
Impairment of goodwill and other intangible assets	—	—%	9,146	14%	16,375	21%	(100%)	(44%)
Integration costs	—	—%	309	1%	—	—%	(100%)	—%
Terminated merger costs	—	—%	—	—%	2,640	4%	—%	(100%)
Total operating expenses	43,865	51%	62,746	98%	80,580	104%	(30%)	(22%)
OPERATING LOSS	(7,768)	(9%)	(31,644)	(49%)	(43,222)	(56%)	(75%)	(27%)
Other income (loss), net
Loss on impaired securities	(457)	(1%)	(2,943)	(5%)	(1,000)	(1%)	(84%)	194%
Other income (expense), net	(95)	0%	320	1%	2,510	3%	(130%)	(87%)
Total other income (loss), net	(552)	(1%)	(2,623)	(4%)	1,510	2%	(79%)	(274%)
Loss from continuing operations before cumulative effect from adoption of SAB 101 and before gain on sale of discontinued operations, net of taxes	(8,320)	(10%)	(34,267)	(53%)	(41,712)	(54%)	(76%)	(18%)
Cumulative effect from adoption of SAB 101	—	—%	—	—%	(1,555)	(2%)	—%	(100%)
Discontinued operations, net of taxes	—	—%	—	—%	156	0%	—%	(100%)
NET LOSS	$(8,320)	(10%)	$(34,267)	(53%)	$(43,111)	(56%)	(76%)	(21%)

REVENUES

2003 Revenues Compared to 2002 Revenues

Total revenues increased for fiscal year 2003 from fiscal year 2002 primarily due to increased revenues from the sale of our broadband Internet equipment products partially offset by reduced revenues from the sale of our Web platform licenses and services.

Internet Equipment.  Broadband Internet equipment revenues increased for fiscal year 2003 from fiscal year 2002 primarily due to increased sales volumes of our ADSL broadband Internet equipment to ILEC customers, both in the United States and Europe, who serve the market for business and residential-class ADSL Internet services. Sales volumes increased primarily as a result of sales to Swisscom and EarthLink, neither of which were customers in fiscal year 2002, and increased purchases by SBC, as we continue to penetrate the ADSL market with both residential and business-class products, and increased purchases by Covad. These increases were partially offset by reduced sales to Ingram Micro and BellSouth as well as declining average selling prices primarily as a result of the mix of products sold, price competition from foreign and domestic competitors and customer driven demands. The mix of broadband Internet equipment sales is changing as we begin entering the residential ADSL market. Historically, residential-class products, and ADSL products generally, have carried a lower average selling price than similar business-class products. We expect that we will continue to experience declining average selling prices, primarily as a result of the changing mix of products we sell and price competition from both foreign and domestic suppliers. We believe that increased sales volumes to current and new customers will help offset these declines. See the “Product Volume and Average Selling Price Information” section below, which sets forth our volumes and average selling prices.

Web Platform Licenses and Services.  Web platforms revenues decreased for fiscal year 2003 from fiscal year 2002 primarily due to reduced license sales of Timbuktu, our system management software, and our eSite and eStore products which declined to $7.8 million for fiscal year 2003 from $10.0 million for fiscal year 2002. This decline was partially offset by revenues related to a software integration project with one specific customer, which increased to $2.0 million for fiscal year 2003 from $0.3 million for fiscal year 2002. Recurring revenue, primarily related to our eSite and eStore products, increased slightly to $8.3 million for fiscal year 2003 from $8.2 million for fiscal year 2002.

2002 Revenues Compared to 2001 Revenues

Total revenues for fiscal year 2002 decreased from fiscal year 2001 primarily due to decreased revenues from the sale of our broadband Internet equipment products.

Internet Equipment.  Broadband Internet equipment revenues decreased for fiscal year 2002 from fiscal year 2001 primarily due to reduced sales to the CLEC market and reduced average selling prices partially offset by increased sales volumes. Sales to the CLEC market, as illustrated in the “Customer Information” section below, declined as a result of the operational and financial difficulties encountered by customers such as Covad, Rhythms NetConnections, Inc. (Rhythms) and NorthPoint Communications, Inc. (Northpoint). (Rhythms and NorthPoint subsequently ceased operations.) Average selling prices declined primarily as a result of the mix of products sold, price competition from foreign and domestic competitors and customer driven demands. Sales volumes increased primarily as a result of the customers we acquired in connection with our acquisition of Cayman and new customers in Europe. For example, we shipped approximately 43,000 Internet routers, or approximately $7.2 million of revenue in fiscal year 2002, to customers acquired in connection with our acquisition of Cayman, primarily SBC and BellSouth, to which we previously had not sold our broadband Internet equipment. See the “Product Volumes and Average Selling Price Information” section below, which sets forth our volumes and average selling prices.

Web Platform Licenses and Services.  Web platforms revenues increased slightly for fiscal year 2002 from fiscal year 2001 primarily due to increased recurring revenue, primarily related to hosting of our eSite and eStore products, which increased to $8.2 million for fiscal year 2002 from $6.6 million for fiscal year 2001 as well as revenues related to a software integration project with one specific customer, which totaled $0.3 million for fiscal year 2002. These increases were almost equally offset by reduced license sales of our eSite, eStore and Timbuktu products. Licensing of our eSite, eStore and Timbuktu products decreased to $10.0 million for fiscal year 2002 from $11.8 million for fiscal year 2001 primarily as a result of fewer licensing opportunities available to the “dot com”-type customers to whom we licensed our eSite and eStore products.

We licensed our eSite and eStore products to “dot com” -type customers largely in fiscal years 2000 and 2001. Since that time, we have focused our efforts on supporting other licensees that continue to market eSites and eStores using our software, for which we receive on-going recurring revenues. We have introduced a number of new software products using the underlying technology in the eSite and eStore products, including the eCare and netOctopus Desktop Support software products, and we intend to license these new products to large corporate accounts.

Product Volumes and Average Selling Price Information

The following tables sets forth for the periods indicated, volumes and average selling prices, excluding accessories, of our broadband Internet equipment products. The decline in average selling prices resulted from increased sales of lower price residential class products as compared to higher price business class products, as well as competitive market conditions generally. We expect that average selling prices will continue to decline for the same reasons, although at a lesser rate.

				Increase (decrease) from prior year
Fiscal years ended September 30,	2003	2002	2001	2003	2002
	(in thousands)
Product volumes	508,345	177,467	163,088	186%	9%
Average selling prices	$133	$247	$351	(46%)	(30%)

Customer Information

We sell our products primarily to ILECs, CLECs, distributors, ISPs, and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in such period, along with such data expressed as a percentage of total revenues as well as the change from the prior year. No other customers for fiscal years 2003, 2002 and 2001 accounted for 10% or more of total revenues.

							Increase (decrease) from prior year
Fiscal years ended September 30,	2003		2002		2001		2003	2002
	($ in thousands)
Swisscom	$13,359	15%	$—	—%	$—	—%	—%	—%
Covad	12,787	15%	8,481	13%	12,565	16%	51%	(33%)
SBC	9,273	11%	3,222	5%	2	0%	188%	161,000%
Ingram Micro	5,346	6%	7,970	12%	8,380	11%	(33%)	(5%)
Rhythms NetConnections	—	—%	—	—%	8,204	11%	—%	(100%)

Including the greater than 10% customers in the table above, the following table sets forth, for the periods indicated, the number of customers who each individually represented at least 5% of our revenues in such period.

Fiscal years ended September 30,	2003	2002	2001
Number of customers	4	4	3
Percent of total revenue	47%	36%	38%

Geographic Information

The following table sets forth for the periods indicated, revenues by region in such period along with such data expressed as a percentage of total revenues as well as the change from the prior year:

							Increase (decrease) from prior year
Fiscal years ended September 30,	2003		2002		2001		2003	2002
	($ in thousands)
Europe	$24,785	29%	$10,544	16%	$9,378	12%	135%	12%
Canada	883	1%	1,046	2%	1,168	2%	(16%)	(10%)
Asia Pacific and other	1,599	2%	1,602	3%	1,030	1%	(0%)	56%
Subtotal international revenue	27,267	32%	13,192	21%	11,576	15%	107%	14%
United States	59,040	68%	50,872	79%	65,742	85%	16%	(23%)
Total revenues	$86,307	100%	$64,064	100%	$77,318	100%	35%	(17%)

International revenues increased for fiscal year 2003 from fiscal year 2002 primarily due to increased sales of our ADSL broadband equipment into the European residential market through our new European customers, Swisscom in particular. Revenues from the United States increased for fiscal year 2003 from fiscal year 2002 primarily due to increased sales volumes of our ADSL broadband equipment to SBC as well as increased sales of our business class broadband equipment to Covad.

International revenues increased for fiscal year 2002 from fiscal year 2001 primarily due to increased sales of our ADSL broadband equipment into the European residential market through our new European customers partially offset by decreased sales of our ISDN routers as a result of the growing demand for DSL Internet services as well as decreased sales of our Web platforms products. Revenues from the United States decreased for fiscal 2002 from 2001 primarily due to declining sales to the CLEC market and declining average selling prices partially offset by increased sales to customers we acquired in connection with our acquisition of Cayman.

COST OF REVENUES

Cost of revenues consists primarily of material costs of our Internet equipment products and related manufacturing variances. Total cost of revenues increased for fiscal year 2003 from fiscal year 2002 primarily as a result of increased sales volumes of our ADSL broadband Internet equipment and costs related to our software integration project. These increases were partially offset by reduced material costs for our broadband Internet equipment as a result of reduced component costs, product redesigns intended to reduce cost, and the introduction of new products that have a lower average cost. In the past, we have been successful reducing the product and component costs of our Internet equipment products. We expect cost of revenues to increase slightly as a proportion of revenue in 2004 as excess component inventories that we purchase from our suppliers are depleted and prices for such components increase as a result of improved general economic conditions and customer demand. To help offset any cost increase, we intend to leverage our increasing volumes with our contract manufacturers and continue to pursue product redesigns and alternative, lower cost components for our products in an effort to reduce our products material costs.

Although our sales volumes increased for fiscal year 2002 from fiscal year 2001, total cost of revenues decreased primarily due to reduced material costs for our broadband Internet equipment as a result of product redesigns and the introduction of new ADSL products that have a lower average cost than our other broadband Internet equipment, the increased use of contract manufacturing operations in Asia where our products can be manufactured less expensively than in the United States and reduced component costs.

Gross Margin

Our total gross margin decreased to 42% for fiscal year 2003 from 49% for fiscal year 2002 primarily due to increased sales of lower margin ADSL broadband Internet equipment and a lower percentage of higher margin Web platforms revenue in the total revenue mix.

Internet Equipment.  Broadband Internet equipment gross margin decreased to 28% for fiscal year 2003 from 29% for fiscal year 2002 primarily due to increased sales of lower margin ADSL products, declining average selling prices as a result of product mix and price competition as well as pricing strategies as we enter new markets and expand our customer base. This decrease was partially offset by reduced product costs as discussed in the above cost of revenue discussion. The primary factors influencing our Internet equipment gross margin are product mix, our ability to drive down material and product costs based on negotiations with our vendors and increased volumes, and the timing of these cost reductions relative to market pricing conditions.

Web Platform Licenses and Services.  Web platforms gross margin decreased to 93% for fiscal year 2003 from 97% for fiscal year 2002 primarily due to engineering labor costs, reclassed from research and development expense, associated with the software integration project for one specific customer. Excluding the effects of this project, Web platforms gross margin was 96% for fiscal year 2003.

Our Internet equipment products have a lower average gross margin than our Web platforms products. Accordingly, to the extent we sell more Internet equipment than Web platforms products, our gross margins would be lower. In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

•	The mix of Internet equipment and Web platforms products sold;

•	Pricing strategies;

•	Increased sales of our residential-class broadband Internet equipment which historically have had a lower average selling price than our business-class broadband Internet equipment;

•	Product and material cost changes;

•	New versions of existing products; and

•	External market factors, including but not limited to, price competition.

Our total gross margin increased to 49% for fiscal year 2002 from 48% for fiscal year 2001 primarily due to the increased proportion of revenues from our higher margin Web platforms products partially offset by the decline of average selling prices of our broadband Internet equipment.

Internet Equipment.  Broadband Internet equipment gross margin decreased to 29% for fiscal year 2002 from 33% for fiscal year 2001 primarily due to reduced average selling prices as a result of price competition and pricing strategies as we enter new markets, introduce new products and expand our customer base, increased sales of lower margin ADSL products, reduced sales of dedicated router products which carry a higher gross margin than our DSL products, as well than slower than planned product transitions to lower cost, higher margin products. This decrease was partially offset by reduced product costs as discussed in the above cost of revenue discussion.

Web Platform Licenses and Services.  Web platforms gross margin increased to 97% for fiscal year 2002 from 96% for fiscal year 2001 primarily due to our ability to reduce our costs related to supporting and provisioning our eSite and eStore products.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses decreased for fiscal year 2003 from fiscal year 2002 primarily due to the reallocation of employee costs associated with our software integration project from research and development expenses to Web platform cost of revenues as well as decreased research and development staff and employee related expenses. For fiscal year 2003, we transferred $0.7 million of employee costs, which represents approximately 7 full-time equivalent employees during such period, from research and development expenses to Web platform cost of revenues. For fiscal year 2003, our average research and development staff decreased by approximately 10 employees from fiscal year 2002, resulting in approximately $0.7 million in reduced employee related expenses.

Research and development expenses increased for fiscal year 2002 from fiscal year 2001 primarily due to an increase of research and development staff by approximately 20 employees and increased employee related expenses of approximately $2.7 million primarily as a result of our acquisitions of Cayman in October 2001 and DoBox in March 2002 and increased facility and depreciation expenses of approximately $0.5 million as a result of the acquisitions of Cayman and DoBox and their leased facilities and development assets. These increases were partially offset by reduced product prototyping and design expenses. Additionally, the use of third party contractors was reduced for fiscal year 2002 from fiscal year 2001.

We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars in fiscal year 2004 as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility. During fiscal year 2003 we capitalized $0.1 million and during fiscal year 2001, we capitalized $1.1 million of development costs incurred subsequent to delivery of a working model, under development agreements with third parties.

RESEARCH AND DEVELOPMENT PROJECT CANCELLATION COSTS

For fiscal year 2003, research and development project cancellation costs totaled $0.6 million and consist primarily of material and equipment costs associated with our joint development efforts with Siemens and Proxim to develop a wireless IAD for sale to AT&T for AT&T’s anticipated roll-out of voice-over-DSL services. As a result of AT&T not accepting the final product developed by Siemens and canceling its plans to deploy these services, there was no longer a customer or market into which we could sell the product under development.

SELLING AND MARKETING

Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses decreased for fiscal year 2003 from fiscal year 2002 primarily due to decreased selling and marketing staff and employee related expenses as well as decreased travel and entertainment expenses and as a result of our restructurings and expense control efforts and reduced facility and depreciation expenses. For fiscal year 2003, our average selling and marketing staff decreased by approximately 23 employees from fiscal year 2002, resulting in approximately $2.3 million in reduced employee related and travel and entertainment expenses. Additionally, facility and depreciation expenses decreased $0.5 million.

Selling and marketing expenses decreased for fiscal year 2002 from fiscal year 2001 primarily due to the reduction of sales and marketing staff by approximately 28 people and the corresponding decrease of employee related expenses of approximately $1.8 million as well as decreased travel and entertainment expenses of approximately $0.5 million as a result of our restructuring in October 2001 and decreased marketing programs and activities of approximately $0.7 million. These decreases were partially offset by increased depreciation and equipment maintenance expense related to capital purchases for equipment used in our technical support and service functions.

We expect selling and marketing expenses may increase in fiscal year 2004 as result of increased headcount, employee related expenses and marketing programs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. General and administrative expenses decreased for fiscal year 2003 from fiscal year 2002 primarily due to $0.7 million of reduced provisions for doubtful accounts for outstanding accounts receivable owed by customers that filed voluntary petitions under the Bankruptcy Act in 2002, decreased headcount and employee related expenses as a result of our restructurings and expense control efforts as well as reduced use of third party contractors. For fiscal year 2003, our average general and administrative headcount decreased by approximately 6 employees from fiscal year 2002, resulting in approximately $0.3 million in reduced employee related expenses and $0.2 million as a result of a reduction in the use of contractors. These reductions were partially offset by $0.3 million of increased costs related to the relocation of our corporate headquarters from Alameda, California to Emeryville, California as well as $0.2 million of increased insurance costs.

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

We expect general and administrative expenses will remain approximately at current levels for fiscal year 2004.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

For fiscal years 2003 and 2002, these amounts represent the amortization of intangible assets with identifiable lives related to our acquisition of Cayman. For fiscal year 2001, amortization of goodwill and other intangible assets represents the amortization of both goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet, Serus and netOctopus. (See Notes 2 and 3 of Notes to Consolidated Financial Statements.)

We expect amortization of other intangible assets will increase in future periods as a result of the amortization of other intangible assets acquired in connection with our acquisition of JadeSail in October 2003 (our first fiscal quarter of 2004). (See Note 17 of Notes to Consolidated Financial Statements.)

RESTRUCTURING COSTS

For fiscal year 2003, we recorded a net restructuring charge of $0.4 million. This net charge consisted primarily of $0.6 million of employee severance benefits related to 2 reductions in our workforce during fiscal year 2003 and facility closure costs related to the closure of a sales office in Hong Kong as well as a reversal of $0.2 million of liabilities we had accrued in connection with our restructurings during fiscal year 2002. (See Note 12 of Notes to Consolidated Financial Statements.)

For fiscal year 2002, restructuring costs consist primarily of employee severance benefits recorded in connection with a reduction in our workforce of approximately 24 employees whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. For fiscal year 2001, restructuring costs consist primarily of employee severance benefits and the costs to exit certain of our business activities and closure of a facility. (See Note 12 of Notes to Consolidated Financial Statements.)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Acquired in process research and development represents research and development assets acquired in connection with our acquisitions of Cayman and DoBox in fiscal year 2002 that were not technologically feasible at the time of acquisition and had no alternative future use, and as such were expensed at the time of the transaction. We allocated approximately $2.2 million of the purchase price of Cayman and approximately $1.9 million, or 100%, of the purchase price of DoBox to acquired in-process research and development. (See Note 2 of Notes to Consolidated Financial Statements.)

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

For fiscal year 2002, this amount represents the full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman and StarNet. In accordance with SFAS No. 142, we completed our annual goodwill impairment test on August 31, 2002 for the Internet equipment and Web platform-reporting units. At August 31, 2002, the implied fair value of our Internet equipment-reporting unit was found to be less than its carrying amount and as a result, we recorded a charge to our consolidated statement of operations and comprehensive loss in the fiscal year ended September 30, 2002 of $9.1 million. (See Notes 2 and 3 of Notes to Consolidated Financial Statements.)

For fiscal year 2001, this amount represents the impairment of goodwill and other intangible assets related to our acquisitions of WebOrder, StarNet and Serus. As provided under SFAS No. 121, given the slower than anticipated growth in the market for our IAD products (derived from the technology acquired from StarNet) and the rapid and sharp decline in the “dot com” market to which we marketed and licensed certain of our Web platforms products (including technology which we acquired from WebOrder and Serus) in addition to the slower than anticipated revenue growth in the market for such products, we determined the net carrying value of the goodwill and other intangible assets related to these acquisitions will not be fully recovered. Accordingly, we recorded a charge of $16.4 million based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to these acquisitions. (See Note 2 of Notes to Consolidated Financial Statements.)

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

OTHER INCOME (LOSS), NET

Other income (loss), net consists of interest income earned on our cash and cash equivalents, interest expense, realized and unrealized gains and losses on foreign currency transactions as well as losses on impaired securities that we deem other than temporary.

Loss on Impaired Securities.  For fiscal year 2003, loss on impaired securities represents a $0.5 million loss on impaired securities, fully impairing the remaining investment in Everdream. For fiscal year 2002, this amount represents a $1.4 million and a $1.5 million charge for impaired securities related to our investments in MegaPath and Everdream, respectively. These impairment charges were recorded in connection with the valuation of MegaPath and Everdream based upon their most recent rounds of financing in such year. (See Note 11 of Notes to Consolidated Financial Statements.) For fiscal year 2001, loss on impaired securities represents the entire loss of our investment in NorthPoint.

Other Income (Expense), Net.  Other income (expense), net primarily represents interest expense with respect to borrowings under our credit facility, interest income as well as losses on foreign currency transactions. Other income, net decreased for fiscal years 2003, 2002 and 2001 primarily due to decreased interest income as our cash and cash equivalents have declined combined with reductions in interest rates.

CUMULATIVE EFFECT FROM ADOPTION OF SAB 101

This amount represents the charge we recorded upon adoption of SAB 101. (See Note 1, Revenue Recognition, of Notes to Consolidated Financial Statements.)

Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 relate to the warranty we provide on our hardware products (See Note 5 of Notes to Consolidated Financial Statements.) Adoption of the disclosure provisions did not have a significant impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Adoption of the provisions of EITF Issue No. 00-21 did not have a significant impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. We account for, and intend to continue to account for, stock based compensation using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Adoption of the disclosure provisions has been made.

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

As a result of continuing capital expenditure requirements and operating expenses in all areas of our business, our failure to increase our revenues or sufficiently reduce our operating expenses will result in continuing losses and negative cash flow. We have incurred losses from continuing operations of $8.3 million, $34.3 million and $41.7 million for fiscal years ended September 30, 2003, 2002 and 2001, respectively. We used $2.8 million, $10.7 million and $2.1 million of cash during fiscal years ended September 30, 2003, 2002 and 2001, respectively. Our cash and cash equivalents totaled $22.2 million at September 30, 2003. Even if we reach profitability and maintain positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

We may find it difficult to raise needed capital in the future, which could delay or prevent introduction of new products or services, require us to reduce our business operations or otherwise significantly harm our business.

We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and to increase our market share. As a result, and due to our net losses and use of cash, the continuing operations of our business may require capital infusions. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations. We believe we have adequate cash, cash equivalents and borrowing capacity to meet our anticipated capital needs for at least the next twelve months. However, if we are unable to obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially adversely affected and we would not be able to operate our business.

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

We offer to carriers and service provider customers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated features and services that we believe can justify higher recurring revenues from end users. These features and services include dial backup, VPNs, remote management and configuration, and hosting of eSites and eStores. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted. If telecommunications carriers do not continue to expand their deployment of DSL and other broadband services, our revenues could decline and our business could be significantly harmed.

We expect our revenues to become increasingly dependent on our ability to sell our broadband Internet equipment to ILECs, and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

ILECs have been aggressively marketing DSL services principally focusing on residential services. Prior to our acquisition of Cayman, we had not sold meaningful quantities of our broadband Internet equipment to ILECs in the United States. As a result of our acquisition of Cayman, we have expanded our customer base to include two ILEC customers, SBC and BellSouth, to which we previously had not sold our broadband Internet equipment. We have committed resources that are working to expand our sales in the ILEC channel both domestically and internationally. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, long-term product deployment cycles and intense price pressures. ILECs currently obtain equipment from our competitors, such as 2Wire, Siemens (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson, Westell and ZyXEL, which have proven to be strong competitors. There is no guarantee we will be successful in expanding our presence in the ILEC market. If we fail to penetrate further the ILEC market for our products and services, our business may be materially and adversely affected.

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

If we are unable to overcome these challenges, our business will be materially and adversely affected.

CLEC and ISP customers to which we historically have sold our DSL products have experienced significant business difficulties that have negatively affected our business and operating results.

Prior to our acquisition of Cayman in October 2001, our most significant customers were CLECs and ISPs. Since the middle of calendar year 2000, most of our CLEC and ISP customers have experienced business difficulties and some have filed for bankruptcy or ceased operations. The financing market for CLECs and ISPs has been effectively closed since calendar year 2001, resulting in significantly decreased sales to CLECs and ISPs and write-offs of outstanding accounts receivable. The difficulties of these CLEC and ISP customers have materially and adversely affected our operating results. Covad, which emerged from bankruptcy in December 2001, was our second largest customer during fiscal year 2003, and it continues to incur losses.

The loss of, or decline in, purchases by one or more of our key customers would result in a significant decline in our revenues and harm to our business.

We rely on a small number of customers for a large portion of our revenues. For the fiscal year ended September 30, 2003, there were four customers that each individually represented at least 5% of our revenues and in the aggregate accounted for 47% of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the fiscal year ended September 30, 2003, our international sales represented 32% of total sales. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband Internet equipment products to some of our European customers have been denominated in Euros. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could lead to decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros.

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

In the market for broadband Internet equipment, we primarily compete with 2Wire, Siemens (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson, Westell and ZyXEL.

In the market for our Web platforms products, we primarily compete with Altiris, Computer Associates, CrossTec, Expertcity, LANDesk, Microsoft and Symantec. We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ending September 30, 2003, our revenues have ranged from $15.6 million to $25.5 million, and our net results have ranged from $0.2 million of income to a loss of $15.8 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

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

We may not be able to successfully develop, introduce, enhance or market these or other products and services necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business. Many of our broadband Internet equipment products and services are relatively new. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, or introduce rapidly new products that meet such requirements for performance, price, features and compatibility with other DSL equipment. Failure to continue to develop and market competitive products would harm our competitive position and operating results.

Our revenues will not grow and we may incur greater losses if we cannot successfully sell our Web platforms products. We derive a substantial portion of the recurring revenues from our Web platforms products from a small number of large customers.

The majority of our Web platforms revenues are derived from the sale of software products for corporate help desks, including Timbuktu and eCare. For the fiscal year ended September 30, 2003, revenues from these help desk applications were 58% of total revenues for our Web platform products. We anticipate that the market for Timbuktu will grow more slowly than the market for our other Web platforms products and services. In addition, we rely on a small number of licensees of our Web platforms to promote the use of our Web platforms for building web sites and stores. As a result, we derive the majority of the recurring revenues from our Web platforms products from fewer than five customers. The extent and nature of the promotions by licensees of our Web platforms are outside of our control. If licensees of our eSite and eStore Web platforms do not successfully promote web sites and stores to their customers, we will not generate continued recurring revenues. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

If hosting services for our Web platforms perform poorly, our revenue may decline and we could be sued.

We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance hosting for eSite and eStore customers. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with which we contract for maintenance services could also lead to interruption or deterioration of our eSite and eStore hosting services. Additionally, a slowdown or failure of our systems for any reason could also lead to interruption or deterioration of our eSite and eStore hosting services. In such a circumstance, our hosting revenue may decline. In addition, if our eSite and eStore hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers, the outcome of which could harm our business.

We may continue to experience declining gross margins due to price competition and an increase in sales of lower margin broadband Internet equipment as a percentage of our total revenue.

We expect that sales of our broadband Internet equipment may account for a larger percentage of our total revenues in future periods. Because our broadband Internet equipment products are sold at lower gross margins than our Web platforms products and sales volumes of our lower margin ADSL products are increasing, our overall gross margins will likely decrease. Further, we expect that the market for broadband Internet equipment will remain highly competitive and as a result, we will be continue to lower the prices we charge for our broadband Internet equipment. If the average selling price of our broadband Internet equipment declines faster than our ability to realize lower manufacturing costs, our gross margins related to such products, as well as our overall gross margins, are likely to decline.

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

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark law. We presently have one United States patent issued that relates to our Timbuktu and eCare software. The term of this patent is through August 2010. We also have filed a provisional patent application relating to the design of our Wi-Fi DSL gateways. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information.

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

A small number of stockholders hold a large portion of our common stock. Our Chairman of the Board owned approximately 4.7% of our common stock outstanding at September 30, 2003. In addition, based on information contained in filings with the United States Securities and Exchange Commission, three institutional investors owned approximately 7.2%, 4.1% and 4.0%, respectively, of our common stock outstanding at September 30, 2003. To the extent one or more of these large stockholders decides to sell substantial amounts of our common stock in the public market over a short period of time, based on the historic trading volumes, we expect the market price of our common stock could fall.

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

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our investment portfolio at September 30, 2003 and 2002. All of our investments mature in twelve months or less.

	September 30, 2003			September 30, 2002
Principal (notional) amounts in United States dollars:	Cost basis	Fair market value	Average interest rate	Cost basis	Fair market value	Average interest rate
	(in thousands)			(in thousands)
Cash equivalents — fixed rate (a)	$16,279	$16,279	0.8%	$17,615	$17,615	1.9%

(a)	Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.

Our market interest rate risk for our investment portfolio relates primarily to changes in the United States short-term prime interest rate. Our market interest rate risk for borrowings under our credit facility, from which we had no borrowings at September 30, 2003, relates primarily to the rate we are charged by Silicon Valley Bank for our credit facility. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. To the extent we borrow heavily against the credit facility and Silicon Valley Bank were to increase its prime rate, it would cost us more to borrow and our interest expense would increase.

Foreign Currency Exchange Risk

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at September 30, 2003 and 2002. The accounts receivable at September 30, 2003 are valued at the United States/Euro exchange rate as of September 30, 2003 and the accounts receivable at September 30, 2002 are valued at the United States/Euro exchange rate as of September 30, 2002. The carrying value approximates fair value at September 30, 2003 and 2002.

	September 30, 2003		September 30, 2002
Principal (notional) amounts in United States dollars:	Carrying amount	Exchange rate	Carrying amount	Exchange rate
	(in thousands)		(in thousands)
Accounts receivable denominated in Euros	$1,839	1.1253	$1,164	0.9801

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at September 30, 2003 and 2002. The carrying value approximates fair value at September 30, 2003 and 2002.

	September 30, 2003			September 30, 2002
Principal (notional) amounts in Euros:	Carrying amount	Spot rate	Settlement date	Carrying amount	Spot rate	Settlement date
	(in thousands)			(in thousands)
Currency exchange forward contract #1	$228	1.1375	Oct-03	$329	0.9648	Oct-02
Currency exchange forward contract #2	—	—	—	191	0.9571	Nov-02
Currency exchange forward contract #3	—	—	—	96	0.9559	Dec-02

Our foreign currency exchange risk relates to changes in the value of the Euro relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K regarding disclosure of our quarterly results for each full quarter within the two most recent fiscal years is set forth in Part II, Item 6, Selected Financial Data, of this Form 10-K.

Index to Consolidated Financial Statements

The following consolidated financial statements are filed as part of this Report on Form 10-K:

Independent Auditors’ Report

The Board of Directors and Shareholders
Netopia, Inc.:

We have audited the consolidated financial statements of Netopia, Inc. and subsidiaries as listed in the preceding index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the preceding index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netopia, Inc. and subsidiaries as of September 30, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

KPMG LLP

San Francisco, California
November 3, 2003

NETOPIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

September 30,	2003	2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,208	$25,022
Trade accounts receivable less allowance for doubtful accounts and returns of $178 and $567 at September 30, 2003 and 2002, respectively	16,755	9,950
Inventories	5,968	6,259
Prepaid expenses and other current assets	899	1,731
Total current assets	45,830	42,962
Furniture, fixtures and equipment, net	3,740	5,507
Acquired technology and other intangible assets, net	5,251	6,711
Goodwill	984	984
Long-term investments	1,032	1,463
Deposits and other assets	1,105	1,368
TOTAL ASSETS	$57,942	$58,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,222	$7,088
Accrued compensation	1,965	2,736
Accrued liabilities	1,924	2,245
Deferred revenue	1,659	2,223
Current portion of borrowings under term loans	250	—
Other current liabilities	113	42
Total current liabilities	17,133	14,334

Long-term liabilities:
Borrowings under credit facility and term loans	104	4,428
Other long-term liabilities	328	186
Total liabilities	17,565	18,948
Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 21,631,832 and 18,905,223 shares issued and outstanding at September 30, 2003 and 2002, respectively	22	19
Additional paid-in capital	156,132	147,485
Accumulated deficit	(115,777)	(107,457)
Total stockholders’ equity	40,377	40,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,942	$58,995

See accompanying notes to consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Fiscal years ended September 30,	2003	2002	2001
	(in thousands, except for per share amounts)
REVENUES:
Internet equipment	$68,217	$45,551	$58,861
Web platform licenses and service	18,090	18,513	18,457
Total revenues	86,307	64,064	77,318
COST OF REVENUES:
Internet equipment	48,896	32,323	39,165
Web platform licenses and services	1,314	639	795
Total cost of revenues	50,210	32,962	39,960
GROSS PROFIT	36,097	31,102	37,358

OPERATING EXPENSES:
Research and development	15,621	17,522	13,836
Research and development project cancellation costs	606	—	—
Selling and marketing	20,969	24,334	27,144
General and administrative	4,777	5,398	7,528
Amortization of intangible assets	1,497	1,497	6,935
Amortization of goodwill	—	—	5,049
Restructuring costs	395	482	1,073
Acquired in-process research and development	—	4,058	—
Impairment of goodwill and other intangible assets	—	9,146	16,375
Integration costs	—	309	—
Terminated merger costs	—	—	2,640
Total operating expenses	43,865	62,746	80,580
OPERATING LOSS	(7,768)	(31,644)	(43,222)

Other income (loss), net
Loss on impaired securities	(457)	(2,943)	(1,000)
Other income (expense), net	(95)	320	2,510
Total other income (loss), net	(552)	(2,623)	1,510
Loss from continuing operations before cumulative effect from adoption of Staff Accounting Bulletin (SAB) 101 and before gain on sale of discontinued operations, net of taxes	(8,320)	(34,267)	(41,712)
Cumulative effect from adoption of SAB 101	—	—	(1,555)
Gain on sale of discontinued operations, net of taxes	—	—	156
NET LOSS	$(8,320)	$(34,267)	$(43,111)
Comprehensive loss:
Net loss	$(8,320)	$(34,267)	$(43,111)
Other comprehensive income	—	—	506
Total comprehensive loss	$(8,320)	$(34,267)	$(42,605)
Per share data, loss from continuing operations:
Basic and diluted loss per share	$(0.43)	$(1.86)	$(2.33)
Common shares used in the per share calculations	19,560	18,455	17,902
Per share data, net loss:
Basic and diluted net loss per share	$(0.43)	$(1.86)	$(2.41)
Common shares used in the per share calculations	19,560	18,455	17,902

See accompanying notes to consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(in thousands, except share amounts)
BALANCES, SEPTEMBER 30, 2000	17,587,615	$17	$142,857	$(30,079)	$(506)	$112,289
Exercise of stock options	239,042	—	785	—	—	785
Issuance of common stock under Employee Stock Purchase Plan	250,155	—	1,231	—	—	1,231
Issuance of common stock warrants	—	—	16	—	—	16
Costs related to issuance of common stock under secondary offering	—	—	(3)	—	—	(3)
Net unrealized investment income	—	—	—	—	506	506
Net loss	—	—	—	(43,111)	—	(43,111)
BALANCES, SEPTEMBER 30, 2001	18,076,812	17	144,886	(73,190)	—	71,713
Exercise of stock options	99,231	—	299	—	—	299
Issuance of common stock under Employee Stock Purchase Plan	429,180	1	809	—	—	810
Issuance of common stock for acquisitions	300,000	1	1,485	—	—	1,486
Stock options granted to non-employees	—	—	6	—	—	6
Net loss	—	—	—	(34,267)	—	(34,267)
BALANCES, SEPTEMBER 30, 2002	18,905,223	19	147,485	(107,457)	—	40,047
Exercise of stock options	556,505	1	1,568	—	—	1,569
Issuance of common stock under Employee Stock Purchase Plan	756,190	1	976	—	—	977
Issuance of common stock in private placement	1,413,914	1	6,491	—	—	6,492
Costs related to issuance of common stock under private placement	—	—	(388)	—	—	(388)
Net loss	—	—	—	(8,320)	—	(8,320)
BALANCES, SEPTEMBER 30, 2003	21,631,832	$22	$156,132	$(115,777)	$—	$40,377

See accompanying notes to consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended September 30,	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(8,320)	$(34,267)	$(43,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,592	6,809	15,352
Non-cash compensation for services	—	6	—
Loss on impaired securities	457	2,943	1,000
Charge for in-process research and development	—	4,058	—
Charge for impairment of goodwill and other intangible assets	—	9,146	16,375
Write-off of capitalized product development costs	271	80	—
Changes in allowance for doubtful accounts and returns on accounts receivable	(389)	(74)	(2,617)
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(6,416)	(326)	8,713
Inventories	291	897	3,128
Prepaid expenses and other current assets	832	(96)	357
Deposits and other assets	(89)	47	(7)
Accounts payable and accrued liabilities	3,328	2,946	(4,658)
Deferred revenue	(668)	(413)	394
Other liabilities	32	988	(757)
Net cash used in operating activities	(5,079)	(7,256)	(5,831)
Cash flows from investing activities:
Purchase of short-term investments	—	(4,793)	(50,799)
Proceeds from the sale of short-term investments	—	18,085	59,445
Purchase of furniture, fixtures and equipment	(1,439)	(4,190)	(3,750)
Other intangible assets acquired	(700)	—	—
Purchase of long-term investment	(26)	(406)	(2,000)
Capitalization of software development costs	(146)	—	(1,130)
Acquisition of businesses	—	(17,659)	(100)
Net cash provided by (used in) investing activities	(2,311)	(8,963)	1,666
Cash flows from financing activities:
(Repayment)/borrowing under credit facility	(4,428)	4,428	—
Borrowing, net under term loans	354	—	—
Proceeds from the issuance of common stock, net	8,650	1,110	2,029
Net cash provided by financing activities	4,576	5,538	2,029
Net decrease in cash and cash equivalents	(2,814)	(10,681)	(2,136)
Cash and cash equivalents, beginning of year	25,022	35,703	37,839
Cash and cash equivalents, end of year	$22,208	$25,022	$35,703
Supplemental disclosures of cash flow activities:
Income taxes paid	$20	$5	$6
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for acquisition of businesses	$—	$1,485	$—
Issuance of common stock equivalents for consulting services	$—	$—	$16

See accompanying notes to consolidated financial statements.

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS

(1)  Nature of Business and Summary of Significant Accounting Policies

Nature of Business.  Netopia, Inc. (the “Company”) develops, markets and supports broadband and wireless (Wi-Fi) products and services that are intended to simplify and enhance broadband delivery to residential and business-class customers.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries located in France, Germany, Australia, and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents.  Cash equivalents consist of money market funds with original maturities of 90 days or less. Cash equivalents as of September 30, 2003 and 2002 consisted of the following:

September 30,	2003	2002
	(in thousands)
Money market funds	$16,279	$17,615

Revenue Recognition.  The Company recognizes revenue from the sale of broadband Internet equipment at the time of shipment to an unrelated third party customer when (a) the customer takes title of the goods; (b) the price to the customer is fixed or determinable; (c) the customer is obligated to pay the seller and the obligation is not contingent on resale of the product; (d) the customer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product; and (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer. At the date of shipment, assuming that the revenue recognition criteria specified above are met, the Company provides for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

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

The Company recognized revenue from a long-term software development contract using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized based on the Company’s achievement, and customer’s acceptance, of certain milestones agreed upon by both parties with consideration given to the number of hours expended as compared to hours budgeted. On a quarterly basis, the Company reviews its costs incurred to date along with its estimate to complete and compares the sum of such amounts against the revenue expected from the arrangement to determine the need for an accrual for loss contracts.

The Company applies the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company’s enhanced web site services generally involve the delivery of multiple services. The Company allocates a portion of the arrangement fee to the undelivered element, generally web site hosting, based on the residual method utilizing VSOE for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for hosting is based on the price the

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(1)  Nature of Business and Summary of Significant Accounting Policies (Continued)

customer would pay when sold separately. Fair value for the delivered elements, primarily fulfillment services, is based on the residual amount of the total arrangement fees after deducting the VSOE for the undelivered elements. Fulfillment revenue is recognized when a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, collection is considered probable and the fulfillment has been completed. Hosting revenues are deferred and recognized ratably over the related service period, generally twelve months.

The Company records unearned revenue for its software and service arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company’s revenue recognition policy. The Company records accounts receivable for its software and service arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in its fiscal first quarter of 2001 resulting in a change in the accounting for certain revenue contracts that included nonrefundable upfront payments from customers. As a result of the adoption of SAB 101, the Company recorded a $1.6 million charge to its statement of operations and a $1.6 million increase in deferred revenue to its consolidated balance sheet.

SAB 101 deferred revenue
(in thousands)
Charge for SAB 101 deferred revenue	$1,555
Less amounts recognized:
Fiscal year ended September 30, 2001	898
Fiscal year ended September 30, 2002	557
Fiscal year ended September 30, 2003	100
Subtotal	1,555
Net SAB 101 deferred revenue as of September 30, 2003	$—

Concentrations of Credit Risk.  Financial instruments that potentially expose the Company to concentrations of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company limits the amounts invested in any one type of investment and maintains its cash investments with one financial institution. Management believes the financial risks associated with such deposits are minimal.

The Company sells its products primarily through distributors and resellers. Sales are generally not collateralized, credit evaluations are performed, and allowances are provided for estimated credit losses. During fiscal year 2003, the Company did not experience significant losses on trade receivables from any particular customer, industry, or geographic region. However, during fiscal years 2002 and 2001, the Company fully reserved $0.6 million and $2.9 million, respectively, of outstanding accounts receivable primarily owed by certain telecommunication carrier customers.

Inventories.  Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material costs and applicable manufacturing overheads.

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(1)  Nature of Business and Summary of Significant Accounting Policies (Continued)

Furniture, Fixtures, and Equipment.  Furniture, fixtures, and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of estimated useful lives or related lease terms. The following table sets forth the depreciable lives by major class of asset:

Major class of asset	Depreciable life (years)
Manufacturing tooling	2
Computers	3
Machinery and equipment	4
Furniture and fixtures	7
Leasehold improvements	Shorter of estimated useful life or remaining term of lease

Goodwill and Other Intangible Assets.  The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on October 1, 2001. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill continued through September 30, 2001, but ceased on October 1, 2001. For business combinations occurring on or after July 1, 2001, the associated goodwill has not been amortized. The Company performs the annual impairment test required by SFAS No. 142 in its fiscal fourth quarter.

Impairment of Long-Lived Assets, Including Other Intangible Assets.  The Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on October 1, 2001. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates long-lived assets, including identifiable intangible assets in accordance with SFAS No. 144 and tests its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset group. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

Research and Development and Software Development Costs.  Research and development costs include costs related to the development of software products that are expensed as incurred until the technological feasibility of the product has been established. The Company has defined technological feasibility as completion of a working model. After technological feasibility is established, any additional software development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Product development costs capitalized are amortized over a future period. In fiscal years 2003 and 2002, the Company fully expensed certain product development costs it had earlier capitalized as the Company decided not to incorporate the technology into its products.

Amortization of capitalized development costs begins when the products are available for general release to customers. The Company amortizes such costs using the straight-line method over the remaining estimated

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(1)  Nature of Business and Summary of Significant Accounting Policies (Continued)

economic life of the product, which is generally three years. All other research and development expenditures are charged to research and development expense in the period incurred. During fiscal years 2003, 2002 and 2001, the Company capitalized $0.1 million, $0 and $1.1 million, respectively, of development costs incurred subsequent to delivery of a working model, under development agreements with third parties.

Advertising Costs.  The Company expenses advertising costs as incurred. Advertising expense was $0.5 million, $0.7 million and $1.0 million for fiscal years 2003, 2002 and 2001, respectively.

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

Long-Term Investments.  The Company holds equity securities in two privately held companies in which the Company does not exert significant influence. These investments are carried at cost. It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of these securities. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. During fiscal years 2003 and 2002, the Company recorded losses on these investments of $0.5 million and $2.9 million, respectively. These impairment charges were recorded in connection with recent valuations of the underlying companies performed in connection with their efforts to raise additional capital.

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

Pro Forma Disclosure — Compensatory Stock Arrangements.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the fair value of shares purchased under the plan as prescribed by SFAS No. 123, net loss and per share results would have been the pro forma amounts indicated in the table below:

Fiscal years ended September 30,	2003	2002	2001
	(in thousands, except per share amounts)
Net loss — as reported	$(8,320)	$(34,267)	$(43,111)
Deduct: Compensation cost as prescribed by SFAS No. 123	(6,977)	(7,693)	(11,202)
Net loss — pro forma	$(15,297)	$(41,960)	$(54,313)
Basic and diluted net loss per share — as reported	$(0.43)	$(1.86)	$(2.41)
Basic and diluted net loss per share — pro forma	$(0.78)	$(2.27)	$(3.03)
Shares used in the per share calculations — as reported	19,560	18,455	17,902
Shares used in the per share calculations — pro forma	19,560	18,455	17,902

The effect on net loss and net loss per share is not expected to be indicative of the effects on results in future years.

The Black-Scholes Single Option weighted average fair value of employee stock options granted during fiscal years 2003, 2002 and 2001 was $3.15, $2.75 and $4.40, respectively. The weighted average exercise price of employee stock options granted during fiscal years 2003, 2002 and 2001 was $3.31, $3.71 and $5.93, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable while the Company’s employee stock options have

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(1)  Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Years ended September 30,	2003	2002	2001
Expected volatility	174.1%	110.3%	108.0%
Risk-free interest rate	3.27%	2.63%	4.12%
Expected dividend yield	—	—	—

For fiscal year 2003, the expected lives of options under the Employee Stock Option and Employee Stock Purchase Plans are estimated at seven years and two years, respectively. For fiscal years 2002 and 2001, the expected lives of options under the Employee Stock Option and Employee Stock Purchase Plans are estimated at four years and six months, respectively.

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

All potential dilutive common shares have been excluded from the computation of the diluted loss per share for fiscal years 2003, 2002 and 2001, as their effect on the loss per share was anti-dilutive. Potential dilutive common shares which were excluded from the computation of diluted loss per share consisted of options to purchase common stock totaling 7,633,740 shares in fiscal year 2003, 7,170,338 shares in fiscal year 2002; 3,268,128 shares in fiscal year 2001; and a warrant to purchase common stock totaling 5,000 shares in fiscal years 2002 and 2001 which expired in January 2003.

Comprehensive Income (Loss).  Comprehensive loss is comprised of the Company’s net loss, unrealized gains and losses on certain of its investment securities and foreign currency translation.

Foreign Currency Translation.  Assets and liabilities of the Company’s foreign entities where the local currency is the functional currency are translated to United States dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the weighted average exchange rates during the period being reported. Translation gains and losses have not been significant to date.

Foreign Currency Transactions.  The Company has entered into foreign currency forward contracts to reduce risks associated with foreign currency receivables and payables. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company does not hold or issue derivative financial instruments for speculative trading purposes. These contracts are designed to offset the losses and gains on the foreign currency denominated receivables and payables for which the Company has risks. The carrying amount of the forward contracts is the fair value, which is determined by obtaining quoted market prices. Gains and losses on forward contracts are recognized in the statement of operations at the end of each month. Similarly, the change in the foreign currency value is recognized at the end of the month for the foreign currency denominated payables

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(1)  Nature of Business and Summary of Significant Accounting Policies (Continued)

and receivables. These gains and losses are classified as a component of other income (loss), net on the Company’s consolidated statement of operations and comprehensive loss.

Recent Accounting Pronouncements.  In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 relate to the warranty provided by the Company on its hardware products (See Note 5 of Notes to Consolidated Financial Statements.) Adoption of the disclosure provisions did not have a significant impact on the Company’s consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Adoption of the provisions of EITF Issue No. 00-21 did not have a significant impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The Company accounts for, and intends to continue to account for, stock based compensation using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Adoption of the disclosure provisions has been made.

(2)  Acquisitions

DoBox, Inc. (DoBox).  In March 2002, the Company closed a transaction to purchase substantially all of the assets and assume certain liabilities of DoBox, a developer of broadband gateway parental control and content filtering software. The Company accounted for the acquisition as a purchase of net assets. The aggregate purchase price of the transaction was $1.9 million, based upon consideration paid at closing.

The transaction did not meet the criteria of a business combination as outlined by EITF 98-3, Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business, because upon acquisition, the net asset acquired did not have any significant outputs. Accordingly, the excess purchase price over the net tangible assets received was attributed to in-process research and development and was expensed in the accompanying consolidated statement of operations and comprehensive loss.

Cayman Systems, Inc. (Cayman).  In October 2001, the Company and Cayman, a Massachusetts corporation, consummated a merger whereby a wholly-owned subsidiary of Netopia (was merged with and into Cayman. Cayman, a developer and supplier of business class broadband gateways, has survived the Merger as a wholly owned subsidiary of Netopia. The Company purchased Cayman primarily for its technology, product and customer base.

The Company accounted for the transaction under the purchase method. The aggregate purchase price of the transaction was $14.9 million, based on the consideration paid at closing. Approximately $1.7 million was held in escrow to satisfy Cayman’s indemnification obligations under the Merger Agreement. Cayman’s indemnification obligations have been satisfied and all amounts have been released from escrow.

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(2)  Acquisitions (Continued)

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

The Company allocated the total purchase price of Cayman to its individual assets and assumed liabilities, based upon the Company’s estimate of the fair value thereof. In addition to the current assets and liabilities that were acquired, certain intangible assets were identified and a portion of the purchase price was allocated to acquired in-process research and development projects. These identified intangible assets are as follows:

•	Developed product technology, which represents the value of Cayman’s proprietary know-how that is technologically feasible as of the acquisition date;

•	Core technology leveraged, which represents the value of Cayman’s research and development projects in process that are leveraged off of Cayman’s previously developed products and technology;

•	Sales channel relationships, which represents the value of Cayman’s established relationships with its incumbent local exchange carrier (ILEC) and cable company customers to whom Netopia expects to continue to sell products; and

•	Goodwill, which represents the excess of the Cayman purchase price over the fair value of the underlying net identifiable assets, was attributed to the Company’s Internet equipment reporting unit. In connection with the Company’s annual impairment test as required by SFAS No. 142, the Company determined that this amount was fully impaired at August 31, 2002. As a result, the Company recorded a charge of $7.3 million to its consolidated statement of operations and comprehensive loss in the fiscal year ended September 30, 2002 representing the full impairment of the goodwill acquired in connection with the Cayman acquisition.

The estimated useful lives of developed product technology, core technology leveraged and sales channel relationships are 5, 6 and 4 years, respectively. The Company is amortizing the value of these identified intangible assets on a straight-line basis over their estimated useful lives.

Cayman was developing new products that qualified as in-process research and development. In-process research and development is defined as acquired research and developments assets that are not currently technologically feasible. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the costs of internally developed products are expensed until the product has established technological feasibility. Technological feasibility is determined when a product reaches the “working model” stage, which is generally when the product has reached the beta version release. Beta products are operative versions of the products that perform all of the major functions planned for the product, and are ready for initial customer testing. The Company believed that each of the in-process research and development projects acquired were subject to significant further development before they would be available for release to our customers. Developing these products is time consuming, costly and complex and there is a risk that these developments will

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(2)  Acquisitions (Continued)

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

WebOrder.  In March 2000, the Company acquired all the outstanding common and preferred stock of WebOrder, a California corporation, in a merger transaction in which WebOrder merged into a wholly owned subsidiary. WebOrder was a developer of eCommerce infrastructure for small and medium size businesses.

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

The Company performed the annual impairment test as required by SFAS No. 142 on August 31, 2002 for the remaining goodwill acquired in connection with the StarNet acquisition, and determined that this goodwill was fully impaired. For this reason, the Company recorded a charge of $1.8 million to its consolidated statement of operations and comprehensive loss in the fiscal year ended September 30, 2002 representing the full impairment of the remaining goodwill acquired in connection with the StarNet acquisition.

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(3)  Goodwill and Other Intangible Assets

The Company’s intangible assets at September 30, 2003 consist primarily of goodwill acquired in connection with the acquisitions of WebOrder and netOctopus which the Company is not amortizing, other intangible assets acquired in connection with the Cayman acquisition, which the Company is amortizing on a straight-line basis over their estimated useful lives and a marketing license which the Company is amortizing over the term of the license.

During fiscal year 2002, the Company performed the annual impairment test required by SFAS No. 142 on August 31, 2002 for its two reporting units. To complete the first step of the analysis, the Company discounted the cash flows generated by its Internet equipment and Web platforms reporting unit’s 5 year plans and applied the Gordon Growth factor to determine the residual value. To complete the second step of the analysis, the Company determined the value of the intangible assets of the Internet equipment-reporting unit as compared to the excess of fair value over the net book value of the assets of the Internet equipment-reporting unit. At August 31, 2002, the implied fair value of the goodwill allocated to the Company’s Internet equipment reporting unit was found to be less than its carrying amount and as a result, the Company recorded a charge to its consolidated statement of operations and comprehensive loss in the fiscal year ended September 30, 2002 of $9.1 million, representing full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman and StarNet.

During fiscal year 2003, the Company performed the annual impairment test required by SFAS No. 142 on August 31, 2003 for the remaining goodwill that is allocated to its Web platforms-reporting unit. To complete the first step of the analysis, the Company discounted the cash flows generated by its Web platforms reporting unit’s 5 year plans and applied the Gordon Growth factor to determine the residual value. At August 31, 2003 there was no indication of impairment as, based upon the Company’s analysis, the implied fair value of the Company’s Web platforms-reporting unit was found to be greater than its carrying amount.

The following chart details the Company’s goodwill allocated to the Web platforms-reporting unit as of September 30, 2003 (there is no goodwill allocated to the Internet equipment reporting unit):

	Acquisition date	Balance at September 30, 2002	Goodwill acquired during the period	Goodwill impairment charges	Balance at September 30, 2003
		(in thousands)
Web platforms:
WebOrder	Mar-00	$519	$—	$—	$519
netOctopus	Dec-98	465	—	—	465
Total		$984	$—	$—	$984

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred at the beginning of the fiscal year ended September 30, 2001:

Fiscal year ended September 30,	2003	2002	2001
Net loss:
As reported	$(8,320)	$(34,267)	$(43,111)
Less: amortization of goodwill	—	—	5,049
Adjusted net loss	$(8,320)	$(34,267)	$(38,062)
Basic and diluted net loss per share:
As reported	$(0.43)	$(1.86)	$(2.41)
Less: amortization of goodwill	—	—	0.28
Adjusted basic and diluted net loss per share	$(0.43)	$(1.86)	$(2.13)

At September 30, 2003, the Company’s other intangible assets consisted of developed product technology, core technology and sales channel relationships related to the Company’s acquisition of Cayman as well as a marketing license. The Company did not test its long-lived assets and other intangible assets for impairment during the fiscal

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(3)  Goodwill and Other Intangible Assets (Continued)

year ended September 30, 2003, because there were no events or changes in circumstances that would indicate that the carrying amount of the asset groups might not be recoverable.

In fiscal year 2002, as a result of the downturn in the economy and the impairment charge recorded in connection with the Company’s SFAS No. 142 analysis, the Company tested its identifiable intangible assets in accordance with SFAS No. 144 and found no impairment.

In fiscal year 2001, the Company tested its other intangible assets for impairment as provided under SFAS No. 121. Given the slower than anticipated growth in the market for integrated access device (IAD) products (the technology for which the Company acquired from StarNet) and the sharp decline in the “dot com” market to which the Company marketed and licensed certain of its Web platforms products (including technology which the Company acquired from WebOrder and Serus), the Company determined the net carrying value of the goodwill and other intangible assets related to these acquisitions would not be fully recovered. Accordingly, the Company recorded a charge of $16.4 million based on the difference of the carrying value and the estimated discounted future operating cash flows of the goodwill and other intangible assets related to these acquisitions.

The following chart details the Company’s other intangible assets, by reporting unit, as of September 30, 2003:

	Acquisition date	Balance at September 30, 2002	Other intangible assets acquired during the period	Amortization expense	Balance at September 30, 2003
		(in thousands)
Internet equipment:
Acquired technology	Oct-01	$5,538	$—	$1,152	$4,386
Sales channel relationships	Oct-01	1,035	—	345	690
Subtotal		6,573	—	1,497	5,076

Web platforms:
Marketing license	Jul-99	138	—	138	—
Marketing license	Jan-03	—	700	525	175
Subtotal		138	700	663	175
Total		$6,711	$700	$2,160	$5,251

Estimated amortization expense for the next five years related to the Company’s other intangible assets as of September 30, 2003 is as follows:

Fiscal years ended September 30,	2004	2005	2006	2007	2008
	(in thousands)
Internet equipment:
Acquired technology	$1,152	$1,152	$1,152	$930	$—
Sales channel relationships	345	344	—	—	—
Subtotal	1,497	1,496	1,152	930	—

Web platforms:
Marketing license	175	—	—	—	—
Total	$1,672	$1,496	$1,152	$930	$—

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(4)  Inventories

Inventories consisted of the following:

September 30,	2003	2002
	(in thousands)
Raw materials	$1,175	$3,646
Work in process	213	85
Finished goods	4,580	2,528
	$5,968	$6,259

(5)  Warranty Liability

Warranty liability is recorded as a component of accrued liabilities on the Company’s consolidated balance sheet. For the Company’s Internet equipment products, the Company generally provides a one-year warranty to domestic purchasers and a two-year warranty to international purchasers. The Company generally does not offer a warranty on its Web platforms products. On a monthly basis, the Company accrues for its estimated warranty liability based upon a percentage of such months cost of revenues. On a quarterly basis, the Company analyzes its estimated warranty liability based upon historic return rates and records adjustments to its warranty liability as necessary.

Warranty liability consisted of the following:

	Beginning balance	Cost of warranty replacements	Warranty accrued	Ending balance
	(in thousands)
Fiscal year ended September 30, 2003	$(323)	$369	$(243)	$(197)

(6)  Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following:

September 30,	2003	2002
	(in thousands)
Manufacturing tooling	$897	$1,192
Machinery and equipment	2,541	2,463
Furniture and fixtures	1,800	2,804
Computers	7,187	8,733
Leasehold improvements	302	407
	12,727	15,599
Accumulated depreciation and amortization	(8,987)	(10,092)
	$3,740	$5,507

(7)  Income Taxes

For financial reporting purposes, the Company’s loss from continuing operations includes the following:

Fiscal years ended September 30,	2003	2002	2001
	(in thousands)
Domestic	$(8,439)	$(34,267)	$(41,712)
Foreign	182	—	—
Loss before provision for income taxes	(8,257)	$(34,267)	(41,712)
Foreign tax expense (a)	63	—	—
Net loss from continuing operations	$(8,320)	$(34,267)	$(41,712)

(a)	The current foreign tax expense of $63,000 is included in the Company’s operating expenses in the consolidated statement of operations and comprehensive loss.

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(7)  Income Taxes (Continued)

Income tax expense related to continuing operations consisted of the following:

Fiscal years ended September 30,	2003	2002	2001
	(in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign (a)	63	—	—
	63	—	—
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total tax expense (a)	$63	$—	$—

(a)	The current foreign tax expense of $63,000 is included in the Company’s operating expenses in the consolidated statement of operations and comprehensive loss.

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% for 2003, 2002 and 2001 to pretax loss as a result of the following:

Fiscal years ended September 30,	2003	2002	2001
	(in thousands)
Computed “expected” benefit of 34%	$(2,807)	$(11,651)	$(14,182)
Net operating loss not benefited	2,621	10,601	9,405
Investment impairment	155	1,001	—
Amortization of goodwill	—	18	4,777
Foreign taxes (a)	63	—	—
State tax and other, net	31	31	—
Total tax expense (a)	$63	$—	$—

(a)	The current foreign tax expense of $63,000 is included in the Company’s operating expenses in the consolidated statement of operations and comprehensive loss.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

September 30,	2003	2002	2001
	(in thousands)
Deferred tax assets:
Reserves and accruals	$1,167	$1,740	$1,163
Deferred rent	141	10	—
Research and other credits	4,304	2,822	3,712
Tangible and intangible assets	8,740	6,431	616
Net operating losses (NOLs)	28,838	24,594	18,254
Subtotal	43,190	35,597	23,745
Less: valuation allowance	(43,190)	(35,597)	(23,745)
Total deferred tax assets	$—	$—	$—

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(7)  Income Taxes (Continued)

The net change in the total valuation allowance for the years ended September 30, 2003 and 2002 was an increase of $7.6 million and $11.9 million, respectively.

At September 30, 2003, the Company believed that based upon available objective evidence, there was sufficient uncertainty regarding the ability to realize its deferred tax assets to warrant a full valuation allowance. The factors considered included the relative shorter life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates.

At September 30, 2003, the Company had net operating loss carry-forwards of approximately $80.3 million for federal tax purposes and $26.4 million for state tax purposes. If not earlier utilized, the federal net operating loss carry-forwards will expire in various years from 2018 through 2023 and the state net operating loss carry-forwards will expire in various years from 2004 through 2014.

At September 30, 2003, the Company also had research credit carry-forwards of approximately $3.2 million for federal tax purposes and $1.6 million for state tax purposes. If not earlier utilized, the federal research credit carry-forwards will expire in various years beginning 2006 through 2023. The state research credit carries forward indefinitely until utilized. The Company has California manufacturing credit carry-forwards of approximately $0.1 million, which expire in various years beginning 2006 through 2008.

At September 30, 2003, the Company also had minimum tax credit carry-forwards of approximately $0.1 million for federal tax purposes and $0.2 million for state tax purposes. These credits carry forward indefinitely until utilized.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an “ownership change” for tax purposes, as defined in section 382 of the Internal Revenue Code. The Company has not yet determined if an ownership change has occurred. If such ownership change has occurred, utilization of the net operating losses could be subject to annual limitation in future years.

(8)  Stockholders’ Equity and Stock Option Plans

In April 1996, the Company was reincorporated in the State of Delaware. The Company’s authorized capital consists of 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. There was no preferred stock issued or outstanding at September 30, 2003.

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

Common Stock Warrant.  A warrant to purchase 5,000 shares of common stock was issued in fiscal year 2001 for consulting services provided. The exercise price of the warrant was $5.625, the fair market value of the Company’s common stock on the date of grant. The Company recognized an expense of $16,000 for the estimated fair value of the warrant on the date of grant, as determined by the Black-Scholes option valuation model. The warrant expired unexercised in January 2003.

Stock Option Plans

1996 Stock Option Plan.  In April 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) providing for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Incentive stock options may be granted at not less than 100% of the fair market value per share

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(8)  Stockholders’ Equity and Stock Option Plans (Continued)

and non-statutory stock options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or the Compensation Committee, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the options must be not less than 110% of the fair market value. Included in the 1996 Plan is a provision for the automatic grant of non-statutory options to non-employee directors of the Company. The current provisions relating to the automatic grant of options to directors are described below.

2000 Stock Incentive Plan.  In October 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan) providing for issuance of non-statutory options and restricted stock to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. Options and restricted stock awards granted under the 2000 Plan are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The 2000 Plan is not a stockholder approved stock option plan and is intended to comply with the exception for broadly based option plans in which a majority of the participants are rank and file employees not officers or directors, and a majority of the grants are made to such employees. Only nonqualified stock options that do not qualify as incentive stock options within the meaning of Section 422(b) of the Code may be granted under this Plan. The Board of Directors or the Compensation Committee will determine the exercise price of an option when the option is granted and may be not less than the par value of the shares on the date of grant. A restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions. The purchase price of shares sold pursuant to a restricted stock award will be determined by the Compensation Committee on the date the restricted stock award is granted and may be not less than the par value of the shares on the date of grant. Restricted stock awards shall be subject to such restrictions as the Board of Directors or the Compensation Committee may impose. As of September 30, 2003, there were no restricted stock awards granted under the 2000 Plan.

2002 Equity Incentive Plan.  In December 2001, the Company adopted the 2002 Equity Incentive Plan (the 2002 Plan) providing for the issuance of incentive or non-statutory options, stock awards and other equity awards to directors, employees, and non-employee consultants. The Company’s stockholders approved the 2002 Plan at the Annual Stockholder Meeting in January 2002. The 2002 Plan is a successor to the 1996 Plan. Options and other awards are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Incentive stock options may be granted at not less than 100% of the fair market value per share and non-statutory stock options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or the Compensation Committee. Included in the 2002 Plan is a provision for the automatic grant of non-statutory options to non-employee directors of the Company. The current provisions relating to the automatic grant of options to directors are described below. The automatic grant provisions of the 2002 Plan take effect only at such time as there are not sufficient shares available under the existing automatic grant program in the 1996 Plan.

The initial number of shares of common stock available for issuance under the 2002 Plan was 750,000 shares. The number of shares of common stock available for issuance under the 2002 Plan automatically increases on the first trading day of each calendar year beginning 2003 by an amount equal to four and three-quarter percent (4.75%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, provided, however, that no such automatic annual increase may exceed 1,000,000 shares. As a result of this automatic increase provision, an additional 898,081 shares of common stock become available on January 2, 2003 for issuance under the 2002 Plan.

Amendments to Automatic Option Grant Programs in Stock Option Plans.  Amendments to the Company’s Automatic Option Grant Programs that are included in the 1996 Stock Option Plan and 2002 Equity Incentive Plan to increase the number of options granted to non-employee directors of the Company were approved at the Company’s Annual Meeting of Stockholders in January 2003. As amended, the Automatic Option Grant Programs provide that each non-employee director who is first elected or appointed on or after the date of the 2003 Annual Meeting of Stockholders will receive the grant of an option to purchase 50,000 shares of common stock. The

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(8)  Stockholders’ Equity and Stock Option Plans (Continued)

Automatic Option Grant Programs also provide for the grant on the date of each annual stockholder meeting beginning with the 2003 Annual Meeting of Stockholders of (a) an option to purchase 15,000 shares of common stock to each non-employee director, and (b) an additional option to purchase 5,000 shares of common stock to each non-employee director who is a member of the Audit Committee of the Company’s Board of Directors.

As of September 30, 2003, the Company had 7,633,740 shares subject to outstanding options and 179,786 shares available for grant.

The following table summarizes activity under the Company’s stock option plans:

Stock options	Shares under options	Weighted average exercise price
Outstanding as of September 30, 2000	4,019,480	$19.94
Options granted	3,529,000	5.93
Options exercised	(239,042)	3.22
Options cancelled	(4,041,310)	20.02
Outstanding as of September 30, 2001	3,268,128	5.92
Options granted	4,723,330	3.71
Options exercised	(99,231)	3.19
Options cancelled	(721,889)	7.39
Outstanding as of September 30, 2002	7,170,338	4.35
Options granted	1,867,750	3.31
Options exercised	(556,505)	2.82
Options cancelled	(847,843)	4.07
Outstanding as of September 30, 2003	7,633,740	4.24
Exercisable	4,515,306	$4.78

The fair market value, based upon the Black-Scholes option valuation model, of the options granted during fiscal years 2003, 2002 and 2001 were $3.15, $2.75 and $4.40, respectively.

The following table summarizes information with respect to the Company’s stock options outstanding at September 30, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of September 30, 2003	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable as of September 30, 2003	Weighted- average exercise price
$1.200 – $2.500	1,148,515	8.69	$1.550	505,202	$1.471
2.580 – 3.600	817,098	8.05	3.377	496,181	3.395
3.610 – 3.700	695,063	8.36	3.699	244,272	3.699
3.800 – 3.800	1,140,000	9.68	3.800	71,254	3.800
3.844 – 4.250	1,244,434	7.57	4.130	890,323	4.175
4.260 – 5.531	645,592	5.74	4.866	513,445	4.948
5.550 – 5.550	1,081,824	8.25	5.550	982,775	5.550
5.625 – 9.500	774,362	4.69	6.406	727,876	6.403
10.50 – 14.875	49,840	5.28	10.587	49,840	10.587
18.00 – 48.00	37,012	6.18	31.828	34,138	31.019
	7,633,740	7.81	$4.244	4,515,306	$4.779

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(8)  Stockholders’ Equity and Stock Option Plans (Continued)

1996 Employee Stock Purchase Plan.  In April 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the Purchase Plan). To date a total of 3,000,000 shares of common stock have been approved for issuance under the Purchase Plan. Employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. An amendment to the Company’s Employee Stock Purchase Plan was approved at the Company’s Annual Meeting of Stockholders in January 2003 to increase the number of shares of common stock that each participating employee may purchase in any purchase period from 2,000 shares to 5,000 shares.

Shares issued under the Purchase Plan totaled 756,190 in fiscal year 2003, 429,180 in fiscal year 2002 and 250,155 in fiscal year 2001. As of September 30, 2003, 2,096,945 shares have been issued under the Purchase Plan and 903,055 shares were reserved for future issuance under the plan.

Option Exchange Offer.  In April 2001, the Company’s Board of Directors approved an offer by the Company to its employees who regularly work more than 30 hours per week, and to its directors, an offer to exchange (the Offer to Exchange) all options to purchase shares of the Company’s common stock that were outstanding under the 1996 Plan with an exercise price above $10.00 per share, for new options to purchase shares of common stock to be granted by the Company under the Plan.

Pursuant to the Offer to Exchange, on June 4, 2001 the Company accepted for exchange, options to purchase an aggregate of 1,509,911 shares of the Company’s common stock, representing approximately 86.5% of the shares subject to options that were eligible to be exchanged under the Offer to Exchange. On December 31, 2001, pursuant to the Offer to Exchange, the Compensation Committee of the Board of Directors approved the grant of 912,066 new options. The exercise price of the new options was $5.55 per share, which was the closing sale price of the Company’s common stock as reported by the Nasdaq Stock Market.

(9)  Commitments and Contingencies

Leases.  The Company conducts its operations in leased facilities and with equipment under operating lease agreements expiring at various dates through 2008. The following is a schedule of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year:

Fiscal years ended September 30,	2004	2005	2006	2007	2008	thereafter	Total
	(in thousands)
Facility and operating lease commitments	$1,844	$1,355	$770	$792	$623	$—	$5,384

Total rental expense for all operating leases amounted to $1.6 million, $2.0 million and $1.9 million for fiscal years 2003, 2002 and 2001, respectively.

Term Loans.  As of September 30, 2003, the Company has two outstanding term loans payable at various dates through 2005. (See Note 15 of Notes to Consolidated Financial Statements.) The following is a schedule of future loan payments required under the loan agreement:

Fiscal years ended September 30,	2004	2005	thereafter	Total
	(in thousands)
Payments under term loans	$250	$104	$—	$354

Litigation.  The Company is involved in various legal matters that have arisen in the normal course of business. Management believesany liability that may result from the disposition of such legal matters will not have a material adverse effect on the Company’s operating results and financial condition.

Plan for Savings and Investments.  The Company maintains a plan for savings and investments under which eligible employees may contribute up to 15% of their annual compensation, subject to maximum contributions permitted under law. In addition, the Company may make discretionary retirement contributions to the plan. No discretionary retirement contributions were made in any period presented.

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(10)  Segment, Geographic and Significant Customer Information

Segment Information.  SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Netopia’s Chief Executive Officer (CEO) is considered the Company’s CODM. For purposes of making operating decisions and assessing financial performance, the Company’s CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance.

The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

	September 30, 2003			September 30, 2002			September 30, 2001
	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total
	($ in thousands)
Revenue	$68,217	$18,090	$86,307	$45,551	$18,513	$64,064	$58,861	$18,457	$ 77,318
Cost of revenues	48,896	1,314	50,210	32,323	639	32,962	39,165	795	39,960
Gross profit	19,321	16,776	36,097	13,228	17,874	31,102	19,696	17,662	37,358
Gross margin	28%	93%	42%	29%	97%	49%	33%	96%	48%
Unallocated operating expenses			43,865			62,746			80,580
Operating loss			$(7,768)			$(31,644)			$(43,222)

Geographic Information.  The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in four regions: United States, Europe, Canada, and Asia Pacific and other. Revenues outside of the United States are primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company’s revenues by geographic region for the fiscal years 2003, 2002 and 2001 is as follows:

Fiscal year ended September 30,	2003		2002		2001
	($ in thousands)
Europe	$24,785	29%	$10,544	16%	$9,378	12%
Canada	883	1%	1,046	2%	1,168	2%
Asia Pacific and other	1,599	2%	1,602	3%	1,030	1%
Subtotal international revenue	27,267	32%	13,192	21%	11,576	15%
United States	59,040	68%	50,872	79%	65,742	85%
Total revenues	$86,307	100%	$64,064	100%	$77,318	100%

The Company has no material operating assets outside the United States.

Customer Information.  The Company sells its products primarily to incumbent local exchange carriers (ILECs), competitive local exchange carriers (CLECs), distributors, Internet service providers (ISPs) and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in such period, along with such data expressed as a percentage of total revenues as well as the change from the prior year. No other customers for fiscal years 2003, 2002 and 2001 accounted for 10% or more of total revenues.

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(10)  Segment, Geographic and Significant Customer Information (Continued)

Fiscal year ended September 30,	2003		2002		2001
	($ in thousands)
Swisscom	$13,359	15%	$—	—%	$—	—%
Covad	12,787	15%	8,481	13%	12,565	16%
SBC	9,273	11%	3,222	5%	2	0%
Ingram Micro	5,346	6%	7,970	12%	8,380	11%
Rhythms NetConnections	—	—%	—	—%	8,204	11%

No other customers during the fiscal years ended September 30, 2003, 2002 and 2001 accounted for 10% or more of the Company’s total revenues. For fiscal year 2003, there were four customers who each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 47% of the Company’s total revenues. For fiscal year 2002, there were three customers who each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 30% of the Company’s total revenues. For fiscal year 2001, there were three customers who each individually represented at least 5% of the Company’s total revenues and in aggregate, accounted for 38% of the Company’s total revenues.

The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

Fiscal year ended September 30,	2003		2002		2001
	($ in thousands)
Swisscom	$4,680	28%	$—	—%	$—	—%
Covad	1,133	7%	1,144	11%	—	—%
SBC	931	6%	1,236	12%	—	—%
Ingram Micro	704	4%	1,480	15%	1,881	20%

(11)  Long-Term Investments

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath Networks Inc. (MegaPath). In fiscal year 2002, the Company purchased $0.4 million of Series E Preferred Stock in MegaPath. In fiscal year 2003, MegaPath completed an additional round of financing in which the Company invested $26,000. The Company owns approximately 4.0% of MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal years 2003, 2002 and 2001, MegaPath purchased $1.3 million, $0.9 million and $0.1 million, respectively, of the Company’s products. At September 30, 2003, MegaPath’s accounts receivable with the Company was $0.1 million. In fiscal year 2002, the Company recorded a $1.4 million unrealized loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the valuation of MegaPath for the Series E Preferred Stock financing. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its investment in MegaPath is not less than the Company’s $1.0 million carrying value at September 30, 2003 due to the fact that the fiscal year 2003 financing in which the Company used the same valuation as the Series E Preferred Stock financing.

In fiscal year 2000, the Company purchased $2.0 million of Series C Preferred Stock in Everdream Corporation (Everdream). Everdream provides outsourced information technology (IT) expertise, products and services that enable small and medium size businesses to focus on their core competencies. During fiscal year 2000, the Company entered into an agreement with Everdream to host a co-branded version of the Company’s eStore platform for Everdream’s customers. During fiscal years 2001 and 2000, Everdream purchased $5,000 and $0.1 million, respectively, of the Company’s products. Everdream did not purchase any of the Company’s products during fiscal years 2003 and 2002 and did not account for any accounts receivable at September 30, 2003. In fiscal year 2002, the Company recorded a $1.5 million unrealized loss on impaired securities related to its investment in Everdream. In fiscal year 2003, the Company recorded a $0.5 million loss on impaired securities, fully impairing the remaining balance of the Company’s investment in Everdream. These impairments were recorded based on the Company’s resulting ownership interest in Everdream after Everdream’s subsequent financings.

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(12)  Restructuring Costs

The Company generally maintains accruals relating to restructurings for up to two years unless the Company earlier has definitive closure of the specific liabilities accrued. The balance of each outstanding restructuring charge is described below.

During the three months ended June 30, 2003, the Company recorded a restructuring charge of $0.3 million, primarily consisting of employee severance benefits resulting from a reduction in the Company’s workforce. Details of the restructuring charge are as follows:

	Employee severance benefits	Other	Total
	(in thousands)
Total charge	$243	$12	$255
Less: Amounts paid	228	12	240
Balance at September 30, 2003	$15	$—	$15

During the three months ended December 31, 2002, the Company recorded a restructuring charge of $0.3 million, primarily consisting of employee severance benefits resulting from a reduction in the Company’s workforce, and facility closure costs related to closure of a sales office in Hong Kong. The Company believes that no liabilities remain outstanding related to this restructuring, and for that reason reversed the remaining liability during the three months ended September 30, 2003. Details of the restructuring charge are as follows:

	Employee severance benefits	Facility closure costs	Other	Total
	(in thousands)
Total charge	$313	$25	$4	$342
Less: Amounts paid	310	25	—	335
Non-cash charges	—	—	4	4
Reversal due to expiration of liability	3	—	—	3
Balance at September 30, 2003	$—	$—	$—	$—

During fiscal year 2002, the Company recorded a restructuring charge of $0.5 million, primarily consisting of employee severance benefits resulting from a reduction in the Company’s workforce of approximately 24 employees whose positions were determined to be redundant as a result of the Cayman acquisition. The Company believes that no liabilities remain outstanding related to this restructuring, and for that reason reversed the remaining liability during the three months ended September 30, 2003. Details of the restructuring charge are as follows:

	Employee severance benefits	Other	Total
	(in thousands)
Total charge	$394	$88	$482
Less: Amounts paid	308	—	308
Non-cash charges	—	58	58
Reversal due to expiration of liability	86	30	116
Balance at September 30, 2003	$—	$—	$—

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(12)  Restructuring Costs (Continued)

During fiscal year 2001, the Company recorded a restructuring charge in connection with a reduction in the Company’s workforce of approximately 27 employees and costs to exit certain business activities. The charge consisted of employee severance benefits, costs related to exiting certain Internet portal business activities and future lease costs associated with facilities to be abandoned. The Company believes that no liabilities remain outstanding related to this restructuring, and for that reason reversed the remaining liability during the fiscal year 2003. Details of the restructuring charge are as follows:

	Employee severance benefits	Internet portal exit costs	Facility costs	Total
	(in thousands)
Total charge	$475	$510	$88	$1,073
Less: Amounts paid	344	97	88	529
Non-cash charges	63	413	—	476
Reversal due to expiration of liability	68	—	—	68
Balance at September 30, 2003	$—	$—	$—	$—

(13)  Integration Costs

During fiscal year 2002, the Company recorded a charge of $0.3 million for integration costs incurred in connection with the Cayman acquisition for integrating Cayman’s customers, systems and operations. Details of the charge for integration costs is as follows:

	Customer integration communications	Systems integration	Total
	(in thousands)
Total charge	$269	$40	$309
Less: Amounts paid	269	40	309
Balance at September 30, 2003	$—	$—	$—

(14)  Terminated Merger Costs

During fiscal year 2001, the Company recorded a non-recurring charge of $2.6 million for costs incurred in connection with the terminated merger between the Company and Proxim. The non-recurring charge consisted of fees for accounting and legal advisory services, initiation of joint marketing and research and development expenses in anticipation of the merger that the Company had undertaken at the direction of Proxim, certain shared merger costs, and other related expenses. The Company believes that no liabilities remain outstanding related to this merger, and for that reason reversed the remaining liability during fiscal year 2003. Details of the charge is as follows:

	Accounting and legal advisory services	Joint marketing commitments	Joint research and development costs	Shared merger costs	Other	Total
	(in thousands)
Total charge	$1,257	$572	$429	$150	$232	$2,640
Less: Amounts paid	1,257	560	429	117	216	2,579
Non-cash charges	—	—	—	—	16	16
Reversal of remaining liability	—	12	—	33	—	45
Balance at September 30, 2003	$—	$—	$—	$—	$—	$—

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

(15)  Credit Facility

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

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. At September 30, 2003, the interest rate was 5.0%. The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

As of September 30, 2003, the Company had no outstanding borrowings and had a borrowing availability of approximately $12.2 million.

Term Loan A.  On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.2 million. The principal amount of Term Loan A is payable in twenty-four equal monthly payments of principal in the amount of $8,333.33 per month, commencing on March 1, 2003 and continuing until paid in full. $100,000 of the outstanding balance of Term Loan A is recorded as a current liability on the Company’s September 30, 2003 consolidated balance sheet because that portion of the principal of Term Loan A will be repaid within one year of the balance sheet date. The remaining balance is recorded as a long-term liability. Term Loan A bears interest at a rate equal to Silicon Valley Bank’s prime rate plus 0.75% per annum. At September 30, 2003, the interest rate was 5.0%. Upon the repayment of any portion of Term Loan A, such portion may not be re-borrowed. The outstanding principal balance of Term Loan A shall be reserved from the amount of credit facility otherwise available to the Company.

Term Loan B.  On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.3 million. The principal amount of Term Loan B is payable in twenty-four equal monthly payments of principal in the amount of $12,500.00 per month, commencing on March 1, 2003 and continuing until paid in full. $150,000 of the outstanding balance of Term Loan B is recorded as a current liability on the Company’s September 30, 2003 consolidated balance sheet because that portion of the principal of Term Loan B will be repaid within one year of the balance sheet date. The remaining balance is recorded as a long-term liability. Term Loan B bears interest at a rate equal to Silicon Valley Bank’s prime rate plus 0.75% per annum. At September 30, 2003, the interest rate was 5.0%. Upon the repayment of any portion of Term Loan B, such portion may not be re-borrowed.

NETOPIA, INC.
NOTES TO CONSOLIDATED STATEMENTS (Continued)

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

Fiscal years ended September 30,	2003	2002	2001
	(in thousands)
Interest income	$183	$468	$2,619
Interest expense	(161)	(25)	—
Loss on impaired securities	(457)	(2,943)	(1,000)
Other expense	(117)	(123)	(109)
Total other income (loss), net	$(552)	$(2,623)	$1,510

(17)  Subsequent Event

In October 2003, the Company acquired JadeSail Systems, Inc. (JadeSail), a provider of Internet Protocol (IP) services management and network equipment provisioning software. Under the terms of the purchase agreement, the Company issued shares of its common stock in exchange for all the outstanding common stock of JadeSail. The aggregate purchase price was approximately $1.4 million and consisted of (a) 160,000 shares of the Company’s common stock, which were valued using the average of the closing price of the Company’s common stock for the 5 day period beginning two days prior to and ending two days after the closing date, and (b) other transaction related expenses of approximately $0.2 million.

Schedule — Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ended September 30, 2003	$93	$97	$78	$112
Fiscal year ended September 30, 2002	513	637	1,057	93
Fiscal year ended September 30, 2001	2,817	3,052	5,356	513

Allowance for returns and rebates:
Fiscal year ended September 30, 2003	$474	$223	$631	$66
Fiscal year ended September 30, 2002	128	349	3	474
Fiscal year ended September 30, 2001	441	—	313	128

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

During our fourth fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K regarding our directors is incorporated by reference to the information contained in the section captioned “Proposal No. 1 — Election of Directors” in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2003. The information required by Item 10 of Form 10-K regarding our executive officers is set forth in Part I, Item 4A, Executive Officers of the Registrant, of this Form 10-K.

Our Code of Business Conduct and Ethics, is attached as Exhibit 14.1, and is also available in the “About Netopia” section of our web site located at www.netopia.com.

ITEM 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation and Other Matters” in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2003, there were no transactions, or series of similar transactions, or any proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons had, or will have, a direct or indirect material interest: (1) any of our directors or executive officers, (2) any nominee for election as one of our directors, (3) any security holder we know to own beneficially more than five percent of our voting securities, and (4) any member of the immediate family of any of the foregoing persons.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the section captioned “Audit-Related Fees” under “Proposal No. 3 — Ratification of Appointment of Independent Auditors” in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2003.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)	See Item 8, Financial Statements and Supplementary Data, for an index to the consolidated financial statements and supplementary financial information filed on this Form 10-K.

(b)	During the three months ended September 30, 2003, we filed the following reports on Form 8-K:

•	On August 5, 2003, we filed a Form 8-K reporting Item 5 — Other Events and Item 7 — Financial Statements and Exhibits, furnishing a copy of the press release announcing our private placement of approximately 1.4 million shares of common stock.

•	On July 22, 2003, we filed a Form 8-K reporting Item 7 — Financial Statements and Exhibits and Item 9 — Regulation FD Disclosure, furnishing a copy of the press release announcing our financial results for the quarter ended June 30, 2003.

(c)	Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference. You may obtain copies of such exhibits directly from us upon request.

Exhibit Number	Description
3.1(a)	Restated and Amended Certificate of Incorporation
3.2(a)	Restated and Amended Bylaws of the Registrant
3.3(b)	Certificate of Ownership and Merger (Corporate Name Change)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(a)	Amended and Restated Investor Rights Agreement, dated March 27, 1992, among the Registrant and the Investors and Founders named therein, as amended
10.1(a)	Form of Indemnification Agreement entered into between the Registrant and it Directors and Officers
10.2(a)	1996 Stock Option Plan and forms of agreements thereunder
10.3(a)	Employee Stock Purchase Plan

Exhibit Number	Description
10.4(b)	Office Lease Agreement between the Company and WHLW Real Estate Limited Partnership, dated May 1, 1997
10.5(b)	Real Property Lease Extension Agreement between the Company and Bobwhite Meadow, L.P., dated March 1,1996
10.6(c)	2000 Stock Incentive Plan and forms of agreements thereunder
10.7(d)
Agreement and Plan of Merger and Reorganization among Netopia, Inc., Amazon Merger Corporation, Cayman Systems, Inc., Certain Holders of Convertible Subordinated Promissory Notes and Richard Burnes, as Security Holders’ Representative, dated as of September 19, 2001

10.8(e)	Netopia, Inc. 2002 Equity Incentive Plan; as adopted by the Netopia Board of Directors on December 13, 2001 and approved by the Netopia shareholders on January 30, 2002
10.9(f)	Silicon Valley Bank Loan and Security Agreement entered into on June 27, 2002
10.10(g)	Office Lease Agreement dated December 9, 2002 between the Company and Christie Avenue Partner — JS
10.11(h)	Limited Waiver and Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on June 12, 2003
11.1	Reference is made to Note 1 of Notes to Consolidated Financial Statements
14.1	Code of Business Conduct and Ethics
23.1	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868).

(b)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 1997.

(c)	Incorporated by reference to our Form S-8 as filed on December 8, 2000.

(d)	Incorporated by reference to our Form 8-K as filed on October 17, 2001.

(e)	Incorporated by reference to our Form 10-Q as filed on May 15, 2002.

(f)	Incorporated by reference to our Form 10-Q as filed on August 14, 2002.

(g)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2002.

(h)	Incorporated by reference to our Form 10-Q as filed on August 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, in the City of Emeryville, State of California on this 19th day of December 2003.

By:	/s/ Alan B. Lefkof Alan B. Lefkof President and Chief Executive Officer

By:	/s/ William D. Baker William D. Baker Senior Vice President, Finance and Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: December 19, 2003

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

Signature	Title	Date

/s/ Reese M. Jones Reese M. Jones	Chairman of the Board of Directors	December 19, 2003

/s/ David F. Marquardt David F. Marquardt	Director	December 19, 2003

/s/ Robert Lee Robert Lee	Director	December 19, 2003

/s/ Howard T. Slayen Howard T. Slayen	Director	December 19, 2003

/s/ Harold S. Wills Harold S. Wills	Director	December 19, 2003