Form 10-Q
period 2003-12-31
NETOPIA INC
filed 2004-02-17
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2003 there were 22,833,829 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	December 31, 2003	September 30, 2003*

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,423	$22,208
Trade accounts receivable less allowance for doubtful accounts and returns of $127 and $178 at December 31 and September 30, 2003, respectively	18,148	16,755
Inventory	8,312	5,968
Prepaid expenses and other current assets	984	899

Total current assets	53,867	45,830
Furniture, fixtures and equipment, net	3,409	3,740
Acquired technology and other intangible assets, net	4,936	5,251
Goodwill	2,124	984
Long-term investments	1,032	1,032
Deposits and other assets	1,043	1,105

TOTAL ASSETS	$66,411	$57,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,615	$11,222
Accrued compensation	2,556	1,965
Accrued liabilities	1,642	1,924
Deferred revenue	1,637	1,659
Current portion of borrowings under term loans	250	250
Other current liabilities	116	113

Total current liabilities	18,816	17,133
Long-term liabilities:
Borrowings under term loans	42	104
Other long-term liabilities	351	328

Total liabilities	19,209	17,565

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 22,833,829 and 21,631,832 shares issued and outstanding at December 31 and September 30, 2003, respectively	23	22
Additional paid-in capital	161,826	156,132
Accumulated deficit	(114,647)	(115,777)

Total stockholders’ equity	47,202	40,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,411	$57,942

*	Derived from the audited consolidated balance sheet dated September 30, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Three months ended December 31,	2003	2002
	(in thousands; except per share amounts)
REVENUES:
Internet equipment	$23,946	$14,596
Web platform licenses and services	4,653	5,007

Total revenues	28,599	19,603

COST OF REVENUES:
Internet equipment	16,459	10,711
Web platform licenses and services	208	429

Total cost of revenues	16,667	11,140

GROSS PROFIT	11,932	8,463
OPERATING EXPENSES:
Research and development	3,961	3,983
Research and development project cancellation costs	—	606
Selling and marketing	5,315	5,661
General and administrative	1,251	1,428
Amortization of intangible assets	386	374
Restructuring costs	—	342

Total operating expenses	10,913	12,394

OPERATING INCOME (LOSS)	1,019	(3,931)
Other income (loss), net	168	(7)

Income (loss) before income taxes	1,187	(3,938)

Provision for income taxes	57	—

NET INCOME (LOSS)	$1,130	$(3,938)

Per share data, net income (loss):
Basic net income (loss) per share	$0.05	$(0.21)

Diluted net income (loss) per share	$0.04	$(0.21)

Shares used in the basic per share calculation	22,236	18,906

Shares used in the diluted per share calculation	26,091	18,906

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended December 31,	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,130	$(3,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,281	1,438
Write-off of capitalized software development costs	26	16
Changes in allowance for doubtful accounts and returns on accounts receivable	(52)	(20)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,341)	(653)
Inventory	(2,344)	(1,941)
Prepaid expenses and other current assets	(85)	452
Deposits and other assets	—	(129)
Accounts payable and accrued liabilities	1,958	3,390
Deferred revenue	(51)	(540)
Other liabilities	(202)	(1)

Net cash provided by (used in) operating activities	320	(1,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(352)	(379)
Acquisition of business	(137)	—

Net cash used in investing activities	(489)	(379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	1,572
Payments under term loans	(62)	—
Proceeds from the issuance of common stock	4,446	2

Net cash provided by financing activities	4,384	1,574

Net increase (decrease) in cash and cash equivalents	4,215	(731)
Cash and cash equivalents, beginning of quarter	22,208	25,022

CASH AND CASH EQUIVALENTS, END OF QUARTER	$26,423	$24,291

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for acquisition of businesses	$1,249	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Notes To Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in the Company’s opinion are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (SEC). The consolidated results of operations for the period ended December 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2004.

(2)	Stock Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. We have chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for all options we have issued, no compensation expense is recognized for stock options issued to employees. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. We will continue to account for our stock based compensation according to the provisions of APB No. 25.

If we elected to use the fair value method of accounting for stock based compensation as prescribed by SFAS No. 123, the net loss and loss per share for the three months ended December 31, 2003 and 2002 would have been the pro forma amounts as follows:

Three months ended December 31,	2003	2002
	(in thousands; except per share amounts)
Net income (loss) – as reported	$1,130	$(3,938)
Stock based compensation expense as prescribed by SFAS No. 123	1,651	2,151

Net loss – pro forma	$(521)	$(6,089)

Basic net income (loss) per share – as reported	$0.05	$(0.21)

Diluted net income (loss) per share – as reported	$0.04	$(0.21)

Basic and diluted net loss per share – pro forma	$(0.02)	$(0.32)

The Black-Scholes Single Option weighted average fair value of employee stock options granted during the three months ended December 31, 2003 and 2002 was $8.73 and $1.52, respectively. The weighted average exercise price of employee stock options granted during the three months ended December 31, 2003 and 2002 was $8.74 and $1.56, respectively.

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

Three months ended December 31,	2003	2002
Expected volatility	261%	159%
Risk-free interest rate	3.77%	3.36%
Expected dividend yield	—	—

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

(3)	Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition – Corrected Copy. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The Company adopted the interpretive guidance in SAB 104 during the three months ended December 31, 2003. The Company’s application of the interpretive guidance in SAB 104 in the three months ended December 31, 2003 did not have a significant on the Company’s condensed consolidated financial statements.

(4)	Acquisitions

JadeSail Systems, Inc. In October 2003, the Company acquired JadeSail Systems, Inc. (JadeSail), a provider of Internet Protocol (IP) services management and network equipment provisioning software. The Company and JadeSail, a California corporation, consummated the merger (the Merger) whereby Sailaway Merger Sub, Inc., a California corporation and a wholly-owned subsidiary of Netopia, merged with and into JadeSail pursuant to an Agreement and Plan of Merger and Reorganization dated as of October 3, 2003. JadeSail survived the Merger as a wholly owned subsidiary of Netopia. Netopia intends to incorporate the JadeSail technology into its EdgeManager platform thereby increasing functionality of the EdgeManager platform.

Under the terms of the Merger agreement, the Company issued shares of its common stock in exchange for all the outstanding common stock of JadeSail. The aggregate purchase price was approximately $1.4 million and consisted of (a) 160,000 shares of the Company’s common stock, which were valued using the average of the closing price of the Company’s common stock for the 5 day period beginning two days prior to and ending two days after the closing date, and (b) other transaction related expenses of approximately $0.2 million. The Company accounted for the transaction using the purchase method.

The allocation of the purchase price is based upon the Company’s estimate of the fair value of the tangible and intangible assets acquired as follows:

	Amount	Annual amortization	Useful Life
	(in thousands)
Cash	$42	n/a	n/a
Accounts payable	(42)	n/a	n/a
Identified intangible assets:
Developed product technology	246	$49	5 years
Goodwill	1,140	n/a	n/a

Total	$1,386	$49

The allocation of the total purchase price of JadeSail to its individual assets and assumed liabilities was based upon the Company’s estimate of the fair value thereof. In addition to the current assets and liabilities that were acquired, intangible assets were identified. These intangible assets were developed product technology, which represents the value of JadeSail’s proprietary know-how that was technologically feasible as of the acquisition date, and goodwill, which represents the excess of the purchase price over the fair value of the underlying net identifiable assets. The goodwill was attributed to the Company’s Web platforms reporting unit. The value of the developed product technology was determined based upon the value of the cash flows expected to be generated by technology that was feasible as of the acquisition date.

JadeSail’s operating results are included the Company’s condensed consolidated financial statements for the three months ended December 31, 2003. For comparative purposes the following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations of the Company for the three months ended December 31, 2002 giving effect to the JadeSail acquisition and assuming that JadeSail had been acquired as of the beginning of the three months ended December 31, 2002:

	Three months ended December 31,
	2003	2002
	(in thousands; except per share amounts)
Revenue – as reported	$28,599	$19,603
Revenue – pro forma	$28,599	$19,633

Net income (loss) – as reported	$1,130	$(3,938)
Net income (loss) – pro forma	$1,130	$(3,991)

Basic net income (loss) per share – as reported	$0.05	$(0.21)
Basic net income (loss) per share – pro forma	$0.05	$(0.21)

Diluted net income (loss) per share – as reported	$0.04	$(0.21)
Diluted net income (loss) per share – pro forma	$0.04	$(0.21)

Shares used in the basic per share calculations – as reported	22,236	18,906
Shares used in the basic per share calculations – pro forma	22,236	19,061

Shares used in the diluted per share calculations – as reported	26,091	18,906
Shares used in the diluted per share calculations – pro forma	26,091	19,061

(5)	Goodwill and Other Intangible Assets

The Company’s intangible assets at December 31, 2003 consist primarily of goodwill acquired in connection with the acquisitions of JadeSail, WebOrder and netOctopus which the Company is not amortizing, and other intangible assets acquired in connection with the JadeSail and Cayman acquisitions, which the Company is amortizing on a straight-line basis over their estimated useful lives.

The following chart details the Company’s goodwill, maintained in its Web platforms reporting unit, as of December 31, 2003:

	Acquisition date	Balance at September 30, 2003	Goodwill acquired during the period	Goodwill impairment charges	Balance at December 31, 2003
		(in thousands)
Web platforms:
JadeSail	Oct-03	$—	$1,140	$—	$1,140
WebOrder	Mar-00	519	—	—	519
netOctopus	Dec-98	465	—	—	465

Total		$984	$1,140	$—	$2,124

The following chart details the Company’s other intangible assets, by reporting unit, as of December 31, 2003:

	Acquisition and acquisition date	Balance at September 30, 2003	Other intangible assets acquired during the period	Amortization expense	Balance at December 31, 2003
		(in thousands)
Internet equipment:
Acquired technology	Cayman Oct-01	$4,386	$—	$288	$4,098
Sales channel relationships	Cayman Oct-01	690	—	86	604

Subtotal		5,076	—	374	4,702

Web platforms:
Acquired technology	JadeSail Oct-03	—	246	12	234
Marketing license	Jan-03	175	—	175	—

Subtotal		175	246	187	234

Total		$5,251	$246	$561	$4,936

(6)	Inventories

Inventories consisted of the following:

	December 31, 2003	September 30, 2003
	(in thousands)
Raw materials	$1,593	$1,175
Work in process	64	213
Finished goods	6,655	4,580

	$8,312	$5,968

(7)	Warranty Liability

Warranty liability is recorded as a component of accrued liabilities on the Company’s condensed consolidated balance sheet. For the Company’s Internet equipment products, the Company generally provides a one-year warranty to domestic customers and a two-year warranty to international customers. The Company generally does not offer a warranty on its Web platforms products. On a monthly basis, the Company accrues its estimated warranty liability based upon a percentage of such months cost of revenues. On a quarterly basis, the Company analyzes its estimated warranty liability based upon historic return rates and records adjustments to its warranty liability as necessary. Warranty liability consisted of the following:

	Balance at September 30, 2003	Cost of warranty replacements	Warranty provision	Balance at December 31, 2003
	(in thousands)
Accrued warranty	$(197)	$196	$(189)	$(190)

(8)	Per Share Calculations

Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period plus potential dilutive shares from options outstanding using the treasury stock method. The following chart details the Company’s per share calculations for the periods indicated:

Three months ended December 31,	2003	2002
	(in thousands; except per share amounts)
Calculation of basic net income (loss) per share:
Net income (loss)	$1,130	$(3,938)
Weighted average basic shares outstanding	22,236	18,906

Basic net income (loss) per share	$0.05	$(0.21)

Calculation of diluted net income (loss) per share:
Net income (loss)	$1,130	$(3,938)
Weighted average basic shares outstanding	22,236	18,906
Dilutive effect of options outstanding (a)	3,855	—

Weighted average diluted shares outstanding	26,091	18,906
Diluted net income (loss) per share	$0.04	$(0.21)

(a)	All potential dilutive common shares have been excluded from the computation of the diluted loss per share for the three months ended December 31, 2002 as their effect on the loss per share was anti-dilutive. Potential dilutive common shares excluded from the computation of diluted loss per share for the three months ended December 31, 2002 consisted of options to purchase common stock totaling 140,335 shares when applying the treasury stock method.

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

	2003			2002
Three months ended December 31,	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total
	($ in thousands)
Revenue	$23,946	$4,653	$28,599	$14,596	$5,007	$19,603
Cost of revenues	16,459	208	16,667	10,711	429	11,140

Gross profit	$7,487	$4,445	11,932	$3,885	$4,578	$8,463
Gross margin	31%	96%	42%	27%	91%	43%
Unallocated operating expenses			10,913			12,394

Operating income (loss)			$1,019			$(3,931)

Geographic Information. The Company sells its products and provides services worldwide through a direct sales force, independent distributors and value-added resellers. It currently operates in four regions: United States, Europe, Canada, and Asia Pacific and other. Revenues outside of the United States are primarily export sales denominated in United States dollars or Euros. Disaggregated financial information regarding the Company’s revenues by geographic region for the three months ended December 31, 2003 and 2002 is as follows:

Three months ended December 31,	2003		2002
	($ in thousands)
Europe	$12,048	42%	$4,431	23%
Canada	171	1	229	1
Asia Pacific and other	685	2	402	2

Subtotal international revenue	12,904	45	5,062	26
United States	15,695	55	14,541	74

Total revenues	$28,599	100%	$19,603	100%

The Company has no material operating assets outside the United States.

Customer Information. The Company sells its products to incumbent local exchange carriers (ILECs), competitive local exchange carriers (CLECs), distributors, Internet service providers (ISPs) and directly to end-users. Disaggregated financial information regarding the Company’s customers who accounted for 10% or more of the Company’s revenue for the three months ended December 31, 2003 and 2002 is as follows:

Three months ended December 31,	2003		2002
	($ in thousands)
Swisscom AG (Swisscom)	$8,262	29%	$1,023	5%
SBC Communications, Inc. (SBC)	2,617	9	2,570	13
Covad Communications Group, Inc. (Covad)	2,349	8	2,585	13

No other customers during the three months ended December 31, 2003 and 2002 accounted for 10% or more of the Company’s total revenues. For the three months ended December 31, 2003, there were three customers that each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 46% of the Company’s total revenues. For the three months ended December 31, 2002, there were six customers that each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 50% of the Company’s total revenues.

The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

Three months ended December 31,	2003		2002
	($ in thousands)
Swisscom	$6,322	35%	$1,023	10%
SBC	933	5	1,317	12
Covad	696	4	277	3

The Company has generally not experienced collection difficulties related to the customers identified above. Amounts due the Company from these customers are generally collected within the payment period customary in the normal course of business.

(10)	Long-Term Investments

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath Networks Inc. (MegaPath). In fiscal year 2002, the Company purchased $0.4 million of Series E Preferred Stock in MegaPath. In fiscal year 2003, MegaPath completed an additional financing in which the Company invested $26,000. The Company owns approximately 4.0% of MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its investment in MegaPath is not less than the Company’s $1.0 million carrying value at December 31, 2003 because the fiscal year 2003 financing in which the Company participated, used the same valuation as the Series E Preferred Stock financing.

During the three months ended December 31, 2003 MegaPath purchased $0.3 million of the Company’s products. At December 31, 2003, MegaPath’s accounts receivable with the Company was $0.2 million.

(11)	Restructuring Costs

The Company’s policy is to maintain accruals relating to restructurings for up to two years unless the Company has had definitive closure of the specific liabilities accrued prior to the two-year final review date. Detail of the Company’s remaining liabilities relating to its restructuring activities is as follows:

	Employee severance benefits	Other	Total
	(in thousands)
Balance at September 30, 2003	$15	$—	$15
Less: Amounts paid	—	—	—

Balance at December 31, 2003	$15	$—	$15

(12)	Credit Facility

Credit Facility. In June 2002, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the Credit Facility). Pursuant to the Credit Facility, the Company may borrow up to $15.0 million from time to time from Silicon Valley Bank. The actual amount that can be borrowed at any time is determined using a formula relating to the amount of eligible accounts receivable and inventory at the borrowing date. On November 26, 2003 Silicon Valley Bank amended the tangible net worth covenant in the Credit Facility to provide that the Company must maintain a minimum tangible net worth of $30 million plus 50% of the Company’s net income in each fiscal quarter commencing with the first fiscal quarter ending December 31, 2003 and shall continue effective thereafter, as well as amending Collection of Accounts, Filing of the Transaction Reports, Limits on the Revolving Loans, Collateral Monitoring Fee and Interest Rate on the Loans as noted below. The Company must maintain an adjusted quick ratio, as defined as the ratio of (i) the Company’s unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley

Bank’s Investment Product Services Division (ISP Division) to (ii) the Company’s current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.5 to 1 from January 1, 2003 to the end of the term.

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. Per the November 26, 2003 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, the Credit Facility will bear interest equal to Silicon Valley Bank’s “prime rate” only. At December 31, 2003, the interest rate was 4.0%, Silicon Valley Bank’s “prime rate.” The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

As of December 31, 2003, the Company had no outstanding borrowings under this credit facility and had a borrowing availability of approximately $10.5 million.

Term Loan A. On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.2 million. The principal amount of Term Loan A is payable in twenty-four equal monthly payments of principal in the amount of $8,333.33 per month, commencing on March 1, 2003 and continuing until paid in full. $100,000 of the outstanding balance of Term Loan A is recorded as a current liability on the Company’s December 31, 2003 condensed consolidated balance sheet because that portion of the principal of Term Loan A will be repaid within one year of the balance sheet date. The remaining balance is recorded as a long-term liability. Term Loan A bears interest at a rate equal to Silicon Valley Bank’s prime rate plus 0.75% per annum. Per the November 26, 2003 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, Term Loan A will bear interest equal to Silicon Valley Bank’s “prime rate” only. At December 31, 2003, the interest rate was 4.0%, Silicon Valley Bank’s “prime rate.” Upon the repayment of any portion of Term Loan A, such portion may not be re-borrowed. The outstanding principal balance of Term Loan A shall be reserved from the amount of credit facility otherwise available to the Company.

Term Loan B. On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.3 million. The principal amount of Term Loan B is payable in twenty-four equal monthly payments of principal in the amount of $12,500.00 per month, commencing on March 1, 2003 and continuing until paid in full. $150,000 of the outstanding balance of Term Loan B is recorded as a current liability on the Company’s December 31, 2003 condensed consolidated balance sheet because that portion of the principal of Term Loan B will be repaid within one year of the balance sheet date. The remaining balance is recorded as a long-term liability. Term Loan B bears interest at a rate equal to Silicon Valley Banks prime rate plus 1.00% per annum. Per the November 26, 2003 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, Term Loan B will bear interest at a rate equal to Silicon Valley Bank’s “prime rate” only. At December 31, 2003, the interest rate was 4.0%, Silicon Valley Bank’s “prime rate.” Upon the repayment of any portion of Term Loan B, such portion may not be re-borrowed.

(13)	Other Income (Loss), Net

Other income (loss), net consists of interest income the Company earns on its cash and cash equivalents, interest expense related to the Company’s borrowing under its credit facility and term loans and gains and losses on foreign currency transactions. The following table sets forth for the periods indicated, detail of the Company’s other income (loss), net:

Three months ended December 31,	2003	2002
	(in thousands)
Interest income	$42	$73
Interest expense	(29)	(66)
Foreign currency exchange gain (loss)	155	(14)

Total	$168	$(7)

PART I — FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

We develop, market and support broadband and wireless (Wi-Fi) products and services that enable our carrier and service provider customers to simplify and enhance the delivery of broadband services to their residential and business-class customers. Our product and service offerings enable carriers and broadband service providers to (i) deliver to their customers feature-rich modems, routers and gateways, (ii) utilize software that allows remote management of equipment located at their customers’ premises, and (iii) provide value added services to enhance revenue generation. Our broadband modems, routers and gateways are installed by customers of carriers and broadband service providers in order to obtain faster access to the Internet than is possible with dial-up connections. Our digital subscriber line (DSL) or broadband cable equipment are often bundled with backup, bonding, virtual private networking or VPN that allows more secure communications over the Internet, firewall protection, parental controls, Web content filtering, combined voice and data services, hosting of web sites that we call eSites, and hosting of web stores that we call eStores. Our netOctopus suite of server software products enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to provide support to their customers on a remote basis. We also offer Timbuktu and eCare software products for help desk customers. These products allow business help desks to provide support on a remote basis when computer users experience problems or require additional of upgrade software with their desktop or laptop computers.

Broadband Equipment. We have developed a comprehensive family of broadband Internet modems, routers and gateways. The substantial majority of our revenues are generated from sales of our broadband Internet products, in particular our DSL modems, routers and gateways. During the three months ended December 31, 2003 and each of fiscal years 2003 and 2002, revenue from the sale of our broadband Internet products have accounted for 84%, 79% and 71%, respectively, of our total revenues. Our broadband equipment products allow the transport of high-speed data and enable telecommunications carriers to provide cost-effective and high-speed services over existing copper infrastructure. This family of products serves an array of wide area network (WAN) interfaces including DSL, cable and T1, and local area network (LAN) interfaces including Wi-Fi, Ethernet and Universal Serial Bus (USB). Our broadband Internet products are designed to deliver high performance, excellent reliability, scalability, and affordability, and to provide a platform from which our carrier and service provider customers can offer their customers additional services and applications. We believe key components of our success are comprehensive interoperability with leading central office DSL equipment, a common firmware platform across all versions of our broadband Internet products, and technology such as our 3-D Reach™ technology which allows our Wi-Fi products to achieve greater and more reliable wireless coverage than is provided by many of our competitors. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our broadband Internet equipment are classified as “Internet equipment.”

Broadband Services. Our service delivery platform includes the netOctopus suite of server software products and systems management software products. The netOctopus suite includes: EdgeManager, which enables remote support and centralized management of installed broadband gateways and real-time customer support; eCare and Desktop Support, which enable broadband service providers and other enterprise customers to support their customers or employees by remotely viewing and operating the customer’s desktop computer; and, our Web eCommerce server solution that provides “no assembly required” Web sites and online stores that we call eSites and eStores, with a wide variety of vertical market content packages to suit many needs. Our customers for this product include franchisees to sole proprietors. Our systems management software includes Timbuktu, a systems management tool providing remote computer control, configuration, support and file transfer for both Macintosh and Windows based personal computers. We hold one United States patent relating to eCare and Timbuktu systems management software. The term of this patent is through August 2010. During the three months ended December 31, 2003 and each of fiscal years 2003 and 2002, revenue from the sale of our broadband services have accounted for 16%, 21% and 29%, respectively, of our total revenues. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our broadband services are classified as “Web platform licenses and services.”

We primarily market and sell our products in the United States, Canada, Europe and the Asia Pacific region through a field sales organization and through selected distributors. Our broadband equipment products are generally sold directly to our carrier and service provider customers or in some cases to distributors who then resell our products. Our broadband service products are generally sold directly to our customers. We primarily sell our products to:

•	Telecommunication carriers, including: incumbent local exchange carriers (ILECs), such as Swisscom AG (Swisscom), SBC Communications Inc. (SBC), BellSouth Telecommunications, Inc. (BellSouth), Eircom Ltd. (Eircom) and Verizon Communications Inc.; competitive local exchange carriers (CLECs), including Covad Communications Group, Inc. (Covad) and NextGenTel; Internet service providers (ISPs) and managed service providers (MSPs), including EarthLink, Inc. (EarthLink), MegaPath Networks, Inc. (MegaPath) and Netifice Communications, Inc.; and Internet exchange carriers (IXCs) including Sprint Corporation and WorldCom, Inc. which currently conducts business under the MCI brand name;

•	Distributors, including: Ingram Micro Inc., Tech Data Corporation, and Groupe Softway; and

•	Directly to end-users.

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

As a result of financial and operational difficulties encountered by many of our CLEC customers, which primarily had the business market for DSL services, we acted aggressively to expand our customer base and markets served. As a result of our acquisition of Cayman, we have expanded our customer base to include two ILEC customers, SBC and BellSouth, to which we previously had not sold our broadband equipment, and have developed new products designed for the residential market for ADSL services, which have enabled us to win new customers such as Swisscom in Switzerland, EarthLink in the United States, and Eircom in Ireland. We expect that the success of our operations will remain substantially dependent upon our ability to develop and enhance products that meet the needs of both the residential and business market for ADSL and Wi-Fi services and requirements of our ILEC customers. Our major customers are significantly larger than we are, and are able to exert a high degree of influence over our business. For example, our larger customers may be able to reschedule or cancel orders without significant penalty and may force lengthy approval and purchase processes before purchasing our products.

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

We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Our enhanced web site services generally involve the delivery of multiple services. We allocate a portion of the arrangement fee to the undelivered element, generally web site hosting and maintenance, based on the residual method utilizing fair value for the undelivered elements, regardless of any separate prices stated within the contract for each element. Fair value for hosting and maintenance is based on the price the customer would pay when sold separately. Fair value for the delivered elements, primarily fulfillment services, is based on the residual amount of the total arrangement fees after deducting the fair value for the undelivered elements. Fulfillment revenue is recognized when a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, collection is considered probable and the fulfillment has been completed. Hosting and maintenance revenues are deferred and recognized ratably over the related service period, generally twelve months. We record unearned revenue for software and service arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software and service arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer.

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

Excess and Obsolete Inventory. We assess the need for reserves on excess and obsolete inventory based upon monthly forward projections of sales of products. Inventories are recorded at standard cost based upon the first-in, first out (FIFO) method which approximates market. Cost includes material costs and applicable manufacturing overheads. The provision for potentially obsolete or slow moving inventory is made based upon management’s analysis of inventory levels, forecasted sales, expected product life cycles and market conditions. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or scrapping of the inventory.

Warranty Liability. Our warranty liability is an estimate of our future product warranty returns. For our Internet equipment products, we generally provide a one-year warranty to domestic customers and a two-year warranty to international customers. We do not generally offer a warranty on our Web platforms products. On a monthly basis, we accrue for our estimated warranty liability based upon a percentage of such month’s cost of revenues. On a quarterly basis, we analyze our estimated warranty liability based upon historic return rates and record adjustments to the warranty liability as necessary.

Provision for Income Taxes. We recorded a provision for income tax expense for the three months ended December 31, 2003. This provision consists of amounts accrued for our estimated fiscal year 2004 domestic federal and state income tax liability as well as an estimate of the foreign income tax expense to which our foreign subsidiaries are subject. This provision is based upon our estimated fiscal year 2004 net income before income taxes and takes into consideration the utilization of our net operating loss carry forwards. To the extent our estimate of fiscal year 2004 net income before income tax changes, our provision for income taxes will change as well. Historically, we have not recorded a provision for income tax expense because we had been generating net losses. Furthermore, we have not recorded an income tax benefit for the fiscal years 2003 and 2002 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets which warrants a full valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carry-back potential to realize our deferred tax assets. Based on our estimates for fiscal year 2004 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

Goodwill. We test our goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We perform our annual impairment test, as required by SFAS No. 142, in our fiscal fourth quarter. (See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.)

Impairment of Long-Lived Assets, Including Other Intangible Assets. We evaluate our long-lived assets, including other intangible assets in accordance with SFAS No. 144 and test our long-lived assets and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset group that represents the lowest level for which identifiable cash flows exist. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and is allocated to the long-lived assets of the asset group on a pro rata basis. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. (See Note 5 of Notes to Consolidated Financial Statements.)

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

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of December 31, 2003, our principal source of liquidity included cash and cash equivalents in the amount of $26.4 million, a credit facility with a maximum borrowing capacity of up to $15.0 million from which, at December 31, 2003, we had no outstanding borrowings, and two term loans from which we had amounts outstanding of $0.3 million.

Cash and Cash Equivalents. The following table sets forth our cash and cash equivalents as of December 31 and September 30, 2003.

	December 31, 2003	September 30, 2003	Increase/ (decrease)
			$	%
	($ in thousands)
Cash and cash equivalents	$26,423	$22,208	$4,215	19%

For the three months ended December 31, 2003, cash and cash equivalents increased primarily due to the proceeds we received from the issuance of our common stock and our operating activities.

Net Cash Provided by Operating Activities

During the three months ended December 31, 2003, our operating activities provided $0.3 million of cash. Excluding the changes in operating assets and liabilities, our operating activities generated $2.4 million of cash primarily due to our net income, which was a result of increased revenues and gross profits generated by our Internet equipment products, and adding back non-cash charges of depreciation and amortization. Changes in our operating assets and liabilities used $2.1 million of cash primarily as a result of increased inventory purchases as well as increased accounts receivable balances partially offset by increased accounts payable balances. Our inventory increased as a result of increased ocean shipments of in-transit finished goods and accounts receivables increased as a result of increased purchases by our larger European customers to which we provided payments terms that are longer than our customary terms.

Net Cash Used in Investing Activities

During the three months ended December 31, 2003, our investing activities used approximately $0.5 million of cash. We purchased approximately $0.4 million of capital equipment primarily for use in our development and manufacturing operations and we used approximately $0.1 million in connection with our acquisition of JadeSail for certain professional fees and payments to shareholders.

Net Cash Provided from Financing Activities

During the three months ended December 31, 2003, we generated $4.4 million of cash primarily through employee stock option exercises. We expect that while our stock price remains above the average price of our outstanding stock options, which at December 31, 2003 was $4.34, employees will continue to exercise their stock options thereby generating cash. Additionally, we expect that purchases of our stock through our Employee Stock Purchase Plan (ESPP) will also generate cash.

Commitments

As of December 31, 2003, we had commitments that consisted of facilities and equipment under operating lease agreements and both short and long-term borrowing obligations. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum cash payments with respect to such commitments.

Fiscal years ended September 30,	2004(a)	2005	2006	2007	2008	thereafter	Total
	(in thousands)
Facility and operating lease commitments	$1,418	$1,549	$996	$1,022	$623	$—	$5,608
Payments under term loans	187	105	—	—	—	—	292

Total commitments	$1,605	$1,654	$996	$1,022	$623	$—	$5,900

(a)	Represents cash commitments for remaining 9 months of fiscal year 2004.

At December 31, 2003, we had no borrowings under our credit facility and approximately $0.3 million borrowed under our term loans. We currently believe we have enough cash and cash equivalents and that our business will generate sufficient cash to cover our working capital needs for both the short and long-term. To the extent our business does not generate sufficient cash to cover our working capital needs we would utilize our credit facility, which currently has a maximum borrowing capacity of up to $15.0 million. As of December 31, 2003, our borrowing availability under our credit facility was approximately $10.5 million and we did not have any material commitments for capital expenditures.

Trade Accounts Receivable, Net. The following table sets forth our trade accounts receivables, net as of December 31 and September 30, 2003.

	December 31, 2003	September 30, 2003	Increase/ (decrease)
			$	%
	($ in thousands)
Trade accounts receivable, net	$18,148	$16,755	$1,393	8%
Days sales outstanding (DSO)	58	60

Changes in our trade accounts receivable, net balances and days sales outstanding are primarily due to the timing of sales within the quarter, increased revenues and collections performance. Our targeted range for DSO is 50 to 60 days. Trade accounts receivable increased primarily due to our increased revenues.

Inventory. The following table sets forth our inventory as of December 31 and September 30, 2003.

	December 31, 2003	September 30, 2003	Increase/ (decrease)
			$	%
	($ in thousands)
Inventory	$8,312	$5,968	$2,344	39%
Inventory turns	9.5	7.9

Inventory consists primarily of raw material, work in process, and finished goods. Inventory increased primarily due to an increase of finished goods inventory of $2.1 million as a result of increased ocean shipments of in-transit finished goods and inventory turns have improved primarily as a result of increased sales and better inventory management. Inventory levels may increase in the future if our customers do not provide us with accurate forecast, sell-through and on-hand inventory information, thereby impairing our ability to correctly forecast expected customer demand, or if customers defer or otherwise delay purchases or shipments. As a result of rapidly changing technology and customer requirements, we continue to closely monitor our management of inventory as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence.

Results of Operations for the Three Months Ended December 31, 2003 and 2002

The following table sets forth for the periods indicated certain unaudited condensed consolidated statement of operations data. To help understand the data, each item of data is also shown as a percentage of total revenues along with the dollar and percentage change from the same period in the prior fiscal year.

					Increase/(decrease)
Three months ended December 31,	2003		2002		$	%
	($ in thousands)
REVENUES:
Internet equipment	$23,946	84%	$14,596	74%	$9,350	64%
Web platform licenses and services	4,653	16	5,007	26	(354)	(7)

Total revenues	28,599	100	19,603	100	8,996	46

COST OF REVENUES:
Internet equipment	16,459	57	10,711	55	5,748	54
Web platform licenses and services	208	1	429	2	(221)	(52)

Total cost of revenues	16,667	58	11,140	57	5,527	50

GROSS PROFIT	11,932	42	8,463	43	3,469	41

OPERATING EXPENSES:
Research and development	3,961	14	3,983	20	(22)	(1)
Research and development project cancellation costs	—	—	606	3	(606)	(100)
Selling and marketing	5,315	19	5,661	29	(346)	(6)
General and administrative	1,251	4	1,428	7	(177)	(12)
Amortization of other intangible assets	386	1	374	2	12	3
Restructuring costs	—	—	342	2	(342)	(100)

Total operating expenses	10,913	38	12,394	63	(1,481)	(12)

OPERATING INCOME (LOSS)	1,019	4	(3,931)	(20)	4,950	(126)

Other income (loss), net	168	0	(7)	0	175	(2500)

Income (loss) before income taxes	1,187	4	(3,938)	(20)	5,125	(140)

Provision for income taxes	57	0	—	—	57	—

NET INCOME (LOSS)	$1,130	4%	$(3,938)	(20)%	$(5,068)	(129)

Per share data, net income (loss):
Basic net income (loss) per share	$0.05		$(0.21)		$0.26	(124)

Diluted net income (loss) per share	$0.04		$(0.21)		$0.25	(119)

Shares used in the basic per share calculation	22,236		18,906		3,330	18

Shares used in the diluted per share calculation	26,091		18,906		7,185	38%

REVENUES

Total revenues for the three months ended December 31, 2003 increased from the three months ended December 31, 2002 primarily due to increased revenues from the sale of our broadband Internet equipment products partially offset by reduced revenues from the sale of our Web platform licenses and services.

Internet Equipment. Broadband Internet equipment revenues increased for the three months ended December 31, 2003 from the three months ended December 31, 2002 primarily due to increased international volumes of our ADSL Internet equipment to Swisscom, and sales to Eircom, which was not a customer during the three months ended December 31, 2002. Volumes to Swisscom increased as their demand for our Internet equipment products increased for their residential broadband Internet services. These increases were partially offset by the effect of declining average unit selling prices primarily as a result of the mix of products sold, price competition from foreign and domestic competitors and customer driven demands. The mix of broadband Internet equipment sales changes as we continue to win new customers which serve the residential market for ADSL broadband Internet services. Historically, residential-class products, and ADSL products in general, have carried a lower average unit-selling price than similar business-class products. Similar to the three months ended March 31, 2003, we do not expect our revenues to grow for the three months ended March 31, 2004 from the three months ended December 31, 2003. We believe that increased sales volumes from new customers and new opportunities with existing customers will help offset any declines in revenues. See the “Product Volume and Average Selling Price Information” section below, which sets forth our volumes and average selling prices.

Web Platform Licenses and Services. Web platforms revenues decreased for the three months ended December 31, 2003 from the three months ended December 31, 2002 because the three months ended December 31, 2002 included revenue from a software integration project that was completed during the three months ended September 30, 2003 as well as reduced revenues from the licensing of our help-desk products. We had recorded revenue with respect to the software integration project during the three months ended December 31, 2002. These declines were partially offset by revenues from the sale of a license to the software we acquired in connection with our acquisition of JadeSail. We expect our Web platforms revenues in the three months ended March 31, 2004 could potentially be unchanged from and may even be less than Web platforms revenues from the three months ended December 31, 2003 to the extent we are not able to increase the licensing of our help-desk products or the base of our recurring revenue does not increase.

Product Volumes and Average Selling Price Information

The following tables sets forth for the periods indicated, volumes and average selling prices, excluding accessories, of our broadband Internet equipment products. The decline in average selling prices resulted from increased sales of lower price residential class products as compared to higher price business class products, as well as competitive market conditions generally. We expect that average-selling prices will continue to decline for the same reasons, although at a lesser rate.

			Increase/(decrease)
Three months ended December 31,	2003	2002	Units/$	%
Product volumes	262,180	84,706	177,474	210%
Average selling prices	$92	$144	$(52)	(36)%

COST OF REVENUES

Cost of revenues consists primarily of material costs of our Internet equipment products. Total cost of revenues increased for the three months ended December 31, 2003 from the three months ended December 31, 2002 primarily as a result of increased sales volumes of our ADSL broadband Internet equipment. To the extent that component costs increase as a result of improved general economic conditions and customer demand, we expect our cost of revenues as a percent of revenue may increase in 2004. To help offset any cost increase, we intend to leverage the increasing volumes with our contract manufacturers and continue to pursue product redesigns and alternative, lower cost components for our products in an effort to reduce our products material costs.

Gross Margin

Our total gross margin decreased to 42% for the three months ended December 31, 2003 from 43% for the three months ended December 31, 2002 primarily due to the increased proportion of revenues from our Internet equipment products, which have a lower gross margin than our Web platforms products.

Internet Equipment. Broadband Internet equipment gross margin increased to 31% for the three months ended December 31, 2003 from 27% for the three months ended December 31, 2002 primarily due to reduced manufacturing variances and reduced product costs. Product costs have decreased primarily due to our ability to leverage our economies of scale, redesign our products for greater cost savings, incorporate alternative lower cost components, and introduce new products that have a lower average percent of cost of revenues. The primary factors influencing our Internet equipment gross margin are product mix, our ability to drive down product costs based on negotiations with our vendors and increased cost absorption due to increased volumes, and the timing of these cost reductions relative to market pricing conditions.

Web Platform Licenses and Services. Web platforms gross margin increased to 96% for the three months ended December 31, 2003 from 91% for the three months ended December 31, 2002 because there were no engineering labor costs reclassed to cost of revenues during the three months ended December 31, 2003 as there were in the three months ended December 31, 2002. We completed the software integration project, which required the reclassification of certain engineering labor costs from research and development to cost of revenues, during the three months ended September 30, 2003. Excluding the effects of this project, Web platforms gross margin for the three months ended December 31, 2002 was also 96%.

Our Internet equipment products have a lower average gross margin than our Web platforms products. Accordingly, to the extent we sell more Internet equipment than Web platforms products, our overall corporate gross margins would be lower. In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

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

OPERATING EXPENSES

Research and Development. Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses decreased for the three months ended December 31, 2003 from the three months ended December 31, 2002 primarily due to reduced product prototyping and design, depreciation, facility and telecom expenses. These decreases were partially offset by increased employee related costs. The increase in employee related costs is a result of the transfer of employee costs associated with our software integration project from research and development expenses to Web platform cost of revenues during the three months ended December 31, 2002. We completed this project during the three months ended September 30, 2003 and as such, there were no engineering labor costs transferred to cost of revenues during the three months ended December 31, 2003.

We expect to continue to devote substantial resources to product and technological development. We expect research and development costs may increase in absolute dollars in fiscal year 2004 as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility and therefore we do not capitalize software development costs.

Selling and Marketing. Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses decreased for the three months ended December 31, 2003 from the three months ended December 31, 2002 primarily due to decreased headcount and employee related expenses as well as decreased commission expense as a result of changes to sales compensation plans, facility and telecom expenses. Our average selling and marketing staff decreased by six employees to 132 employees for the three months ended December 31, 2003 from 138 employees for the three months ended December 31, 2002 resulting in approximately $0.4 million in reduced employee related and commission expenses. These decreases were partially offset by increased marketing program expenses.

We do not currently expect selling and marketing expenses will increase significantly during the remainder of fiscal year 2004.

General and Administrative. General and administrative expenses consist primarily of employee related expenses, legal and accounting fees as well as insurance costs. Included in general and administrative expenses for the three months ended December 31, 2002 are approximately $0.2 million of expenses related to the relocation of our headquarters facility from Alameda, California to Emeryville, California. Excluding the costs related to this relocation, general and administrative expenses for the three months ended December 31, 2002 were approximately $1.2 million.

We expect general and administrative expenses will increase during fiscal year 2004 resulting from costs related to Sarbanes-Oxley compliance.

Amortization of Other Intangible Assets. For the three months ended December 31, 2003, amortization of other intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisitions of JadeSail and Cayman. For the three months ended December 31, 2002, amortization of other intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisition of Cayman (See Notes 4 and 5 of Notes to Unaudited Condensed Consolidated Financial Statements).

Restructuring Costs. There were no restructuring costs for the three months ended December 31, 2003. For the three months ended December 31, 2002, restructuring costs primarily consist of employee severance benefits related to a reduction in our workforce, and facility closure costs related to the closure of a sales office in Hong Kong. (See Note 11 of Notes To Unaudited Condensed Consolidated Financial Statements).

NET INCOME (LOSS) and NET INCOME (LOSS) PER SHARE

For the three months ended December 31, 2003, we generated net income of approximately $1.1 million and basic and diluted net income per share of $0.05 and $0.04, respectively. For the three months ended December 31, 2002, we had a net loss of approximately $3.9 million and basic and diluted net loss per share of ($0.21). Our net results improved year over year as discussed in the preceding sections. For the computation of net income (loss) per share, see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Shares Used in the Computation of Per Share Data. The following table provides a detailed schedule explaining the increase in our basic and diluted shares outstanding from December 31, 2002 to December 31, 2003, which is a significant component of our net income (loss) per share (in thousands):

Common stock outstanding as of December 31, 2002	18,907
Common stock issued from: Private placement	1,414
Purchases from ESPP	756
Options exercised	555

Common stock outstanding at September 30, 2003	21,632
Weighted average common stock issued from options exercised during the three months ended December 31, 2003	449
Weighted average common stock issued from the acquisition of JadeSail(a)	155

Shares used in the basic per share calculation for the three months ended December 31, 2003	22,236
Dilutive effect of options outstanding during the three months ended December 31, 2003	3,855

Shares used in the diluted per share calculation for the three months ended December 31, 2003	26,091

(a)	See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements and Part II, Item 2—Changes in Securities and Use of Proceeds, for additional information with respect to the shares issued in connection with the JadeSail acquisition.

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

Although we produced operating income of $1.0 million and generated $4.2 million of cash for the three months ended December 31, 2003, we incurred losses from continuing operations of $8.3 million, $34.3 million and $41.7 million for fiscal years ended September 30, 2003, 2002 and 2001, respectively and used $2.8 million, $10.7 million and $2.1 million of cash during fiscal years ended September 30, 2003, 2002 and 2001, respectively. Our cash and cash equivalents totaled $26.4 million at December 31, 2003. Even though we have recently reached profitability and have generated cash, we may not be able to sustain or increase profitability or generate cash on a quarterly or annual basis.

We may find it difficult to raise needed capital in the future, which could delay or prevent introduction of new products or services, require us to reduce our business operations or otherwise significantly harm our business.

We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and to increase our market share. As a result, and due to any net losses and use of cash, the continuing operations of our business may require capital infusions. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations. We believe we have adequate cash, cash equivalents and borrowing capacity to meet our anticipated capital needs for at least the next twelve months. However, if we are unable to obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially adversely affected and we would not be able to operate our business.

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

ILECs have been aggressively marketing DSL services principally focusing on residential services. Prior to our acquisition of Cayman, we had not sold meaningful quantities of our broadband Internet equipment to ILECs in the United States. As a result of our acquisition of Cayman, we have expanded our customer base to include two ILEC customers, SBC and BellSouth, to which we previously had not sold our broadband Internet equipment. We have committed resources that are working to expand our sales in the ILEC channel both domestically and internationally. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, long-term product deployment cycles and intense price pressures. ILECs currently obtain equipment from our competitors, such as 2Wire, Inc. (2Wire), Siemens Aktiengesellschaft (Seimens) (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation (Thomson), Westell Technologies, Inc. (Westell) and ZyXEL Communications Co. (ZyXEL), which have proven to be strong competitors. There is no guarantee we will be successful in expanding our presence in the ILEC market. If we fail to penetrate further the ILEC market for our products and services, our business may be materially and adversely affected.

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

We rely on a small number of customers for a large portion of our revenues. For the three months ended December 31, 2003 and the fiscal year ended September 30, 2003, there were three and four customers, respectively, that each individually represented at least 5% of our revenues and in the aggregate, accounted for 46% and 47%, respectively, of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the three months ended December 31, 2003 and the fiscal year ended September 30, 2003, our international sales represented 45% and 32%, respectively, of our total sales. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband Internet equipment products to some of our European customers have been denominated in Euros. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could lead to decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros.

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

In the market for our Web platforms products, we primarily compete with Altiris, Inc., Computer Associates International, Inc., CrossTec Corporation, Expertcity, Inc., LANDesk Software, Inc., Microsoft Corporation and Symantec Corporation. We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ending December 31, 2003, our revenues have ranged from $15.6 million to $28.6 million, and our net results have ranged from $1.1 million of income to a loss of $15.8 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

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

The majority of our Web platforms revenues are derived from the sale of software products for corporate help desks, including Timbuktu and eCare. For the three months ended December 31, 2003 and the fiscal year ended September 30, 2003, revenues from these help desk applications were 53% and 58%, respectively, of total revenues for our Web platform products. We anticipate that the market for Timbuktu will grow more slowly than the market for our other Web platforms products and services. In addition, we rely on a small number of licensees of our Web platforms to promote the use of our Web platforms for building web sites and stores. As a result, we derive the majority of the recurring revenues from our Web platforms products from fewer than five customers. The extent and nature of the promotions by licensees of our Web platforms are outside of our control. If licensees of our eSite and eStore Web platforms do not successfully promote web sites and stores to their customers, we will not generate continued recurring revenues. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

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

A small number of stockholders hold a large portion of our common stock. Our Chairman of the Board owned approximately 4.1% of our common stock outstanding at December 31, 2003. In addition, based on information contained in the most recent filings with the United States Securities and Exchange Commission, three institutional investors owned approximately 4.7%, 3.9% and 3.6%, respectively, of our common stock outstanding at December 31, 2003. To the extent one or more of these large stockholders decides to sell substantial amounts of our common stock in the public market over a short period of time, based on the historic trading volumes, we expect the market price of our common stock could fall.

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

PART I — FINANCIAL INFORMATION

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

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our investment portfolio at December 31, 2003 and 2002. All of our investments mature in twelve months or less.

	December 31, 2003			December 31, 2002
Principal (notional) amounts in United States dollars:	Cost basis	Fair market value	Average interest rate	Cost basis	Fair market value	Average interest rate
	(in thousands)			(in thousands)
Cash equivalents – fixed rate (a)	$21,016	$21,016	0.68%	$14,867	$14,867	1.01%

(a)	Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.

Our market interest rate risk for our investment portfolio relates primarily to changes in the United States short-term prime interest rate. Our market interest rate risk for borrowings under our credit facility, from which we had no borrowings at December 31, 2003, relates primarily to the rate we are charged by Silicon Valley Bank for our credit facility. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) as long as no default or event of default has occurred and is continuing, and as long as we maintain profitability as of the end of each fiscal quarter. To the extent there is a default or an event of default has occurred and is continuing or we cannot maintain profitability, the interest rate on the credit facility would change to the prime rate plus 0.75% per annum. To the extent we borrow heavily against the credit facility and Silicon Valley Bank were to increase its prime rate, it would cost us more to borrow and our interest expense would increase.

Foreign Currency Exchange Risk

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at December 31, 2003 and 2002. The accounts receivable at December 31, 2003 are valued at the United States/Euro exchange rate as of December 31, 2003 and the accounts receivable at December 31, 2002 are valued at the United States/Euro exchange rate as of December 31, 2002. The carrying value approximates fair value at December 31, 2003 and 2002.

	December 31, 2003		December 31, 2002
Principal (notional) amounts in United States dollars:	Carrying amount	Exchange rate	Carrying amount	Exchange rate
	(in thousands)		(in thousands)
Accounts receivable denominated in Euros	$2,173	1.2296	$1,341	1.0202

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at December 31, 2003 and 2002. The carrying value approximates fair value at September 30, 2003 and 2002.

	December 31, 2003			December 31, 2002
Principal (notional) amounts in Euros:	Carrying amount	Spot rate	Settlement date	Carrying amount	Spot Rate	Settlement date
	(in thousands)			(in thousands)
Currency exchange forward contract # 1	$165	1.1835	Jan-04	$477	0.9751	Jan-03
Currency exchange forward contract # 2	—	—	—	$197	0.9829	Feb-03

Our foreign currency exchange risk relates to changes in the value of the Euro relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

PART I — FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

During the three months ended December 31, 2003, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2003, we issued 160,000 shares of our common stock to the shareholders of JadeSail as consideration for our acquisition of JadeSail. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 193 (the “Securities Act”), as amended, by virtue of Section 4(2) of the Securities Act, in light of, among other facts, the small number and sophistication of the persons receiving the shares and the investment representations made by those persons. We filed in December 2003, a registration statement on Form S-3 registering the possible resale of the common stock issued in the JadeSail transaction.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
10.12	Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on November 26,2003

11.1	Reference is made to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We filed the following reports on Form 8-K during the three months ended December 31, 2003:

•	On December 11, 2003, we filed a Form 8-K reporting Item 5 – Other Events announcing certain of our Directors and Officers had entered into trading plans pursuant to Rule 10b5-1 (of the General Regulations under the Securities Exchange Act of 1934, as amended).

•	On November 5, 2003, we filed a Form 8-K reporting Item 7 – Financial Statements and Exhibits and Item 9 – Regulation FD Disclosure providing our financial results for the fourth fiscal quarter and fiscal year ended September 30, 2003.

•	On October 6, 2003, we filed a Form 8-K reporting Item 5 – Other Events and Item 7 – Financial Statements and Exhibits announcing our acquisition of JadeSail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2004	NETOPIA, INC.
(Registrant)

	By:	/s/ Alan B. Lefkof
Alan B. Lefkof
President and Chief Executive Officer

	By:	/s/ William D. Baker
William D. Baker
Senior Vice President, Finance and Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)