Form 10-Q
period 2004-03-31
NETOPIA INC
filed 2004-05-13
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004 there were 24,005,611 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2004	September 30, 2003*
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,928	$22,208
Trade accounts receivable less allowance for doubtful accounts and returns of $66 and $178 at March 31, 2004 and September 30, 2003, respectively	15,185	16,755
Inventory	12,232	5,968
Prepaid expenses and other current assets	878	899

Total current assets	54,223	45,830
Furniture, fixtures and equipment, net	3,216	3,740
Acquired technology and other intangible assets, net	4,839	5,251
Goodwill	2,133	984
Long-term investments	1,032	1,032
Deposits and other assets	1,069	1,105

TOTAL ASSETS	$66,512	$57,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,629	$11,222
Accrued compensation	2,336	1,965
Accrued liabilities	1,460	1,924
Deferred revenue	1,559	1,659
Current portion of borrowings under term loans	229	250
Other current liabilities	183	113

Total current liabilities	17,396	17,133
Long-term liabilities:
Borrowings under term loans	—	104
Other long-term liabilities	325	328

Total liabilities	17,721	17,565

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 24,005,611 and 21,631,832 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively	24	22
Additional paid-in capital	165,120	156,132
Accumulated other comprehensive (loss)	(71)	—
Accumulated deficit	(116,282)	(115,777)

Total stockholders’ equity	48,791	40,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,512	$57,942

*	Derived from the audited consolidated balance sheet dated September 30, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
REVENUES:
Internet equipment	$18,052	$14,838	$41,998	$29,434
Web platform licenses and services	3,844	4,400	8,497	9,407

Total revenues	21,896	19,238	50,495	38,841

COST OF REVENUES:
Internet equipment	12,533	10,920	28,992	21,631
Web platform licenses and services	231	345	439	774
Amortization of acquired technology	300	288	600	576

Total cost of revenues	13,064	11,553	30,031	22,981

GROSS PROFIT	8,832	7,685	20,464	15,860

OPERATING EXPENSES:
Research and development	4,069	4,026	8,030	8,009
Research and development project cancellation costs	—	—	—	606
Selling and marketing	5,211	5,130	10,526	10,791
General and administrative	1,188	1,107	2,439	2,535
Amortization of intangible assets	87	86	173	172
Restructuring costs	—	—	—	342

Total operating expenses	10,555	10,349	21,168	22,455

OPERATING LOSS	(1,723)	(2,664)	(704)	(6,595)

Other income (loss), net
Loss on impaired securities	—	(457)	—	(457)
Other income (expense), net	77	(5)	245	(12)

Other income (loss), net	77	(462)	245	(469)

Income (loss) before income taxes	(1,646)	(3,126)	(459)	(7,064)

Provision for income taxes	(11)	—	46	—

NET LOSS	$(1,635)	$(3,126)	$(505)	$(7,064)

Per share data, net loss:
Basic and diluted net loss per share	$(0.07)	$(0.16)	$(0.02)	$(0.37)

Shares used in the per share calculations	23,536	19,163	22,882	19,033

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended March 31,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(505)	$(7,064)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,338	2,840
Loss on impaired securities	—	457
(Capitalization)/Write-off of capitalized software development costs	(18)	137
Changes in allowance for doubtful accounts and returns on accounts receivable	(113)	(218)
Changes in operating assets and liabilities:
Trade accounts receivable	1,682	(2,947)
Inventory	(6,264)	556
Prepaid expenses and other current assets	21	101
Deposits and other assets	(55)	(829)
Accounts payable and accrued liabilities	778	(644)
Deferred revenue	(100)	(874)
Other liabilities	(465)	423

Net cash used in operating activities	(2,591)	(8,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(10)
Purchase of furniture, fixtures and equipment	(856)	(772)
Acquisition of business	(146)	—
Acquisition of intangibles	(300)

Net cash used in investing activities	(1,302)	(782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	4,551
Payments under term loans	(126)	—
Proceeds from the issuance of common stock	7,739	491

Net cash provided by financing activities	7,613	5,042

Net increase (decrease) in cash and cash equivalents	3,720	(3,802)
Cash and cash equivalents, beginning of period	22,208	25,022

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,928	$21,220

Supplemental disclosure of non-cash investing and financing activities: Issuance of common stock for acquisition of business	$1,249	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Notes To Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments which in the Company’s opinion are necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (SEC). The consolidated results of operations for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2004.

Certain prior period balances have been reclassified to conform to current period presentations.

(2)	Summary of Significant Accounting Policies

During the three months ended March 31, 2004, we adopted a new significant accounting policy, which was not included in our Annual Report on Form 10-K for the year ended September 30, 2003.

Derivatives and Hedging Activities

We recognize all derivatives on the balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge or a contract not qualifying for hedge accounting (“free-standing derivative”). For a cash flow hedge, we record changes in the fair value of the derivative to the extent that it is effective in other comprehensive income. We subsequently reclassify these changes in fair value to net income in the same period(s) that the hedge transaction affects net income in the same financial statement category as the hedged item. For freestanding derivatives, we report changes in the fair values in current period other income. We formally document the relationship between hedging instruments and hedged items. This includes linking all derivatives designated as cash flow hedges to specific forecasted transactions. We also formally assess, both the inception of the hedge and on an ongoing basis, if the derivatives we use are highly effective in off setting changes in cash flows of hedged items. If we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting. We discontinue hedge accounting prospectively when (1) a derivative is no longer highly effective in offsetting changes in cash flows of a hedged item, (2) a derivative expires or is sold, terminated or exercised, (3) a derivative is designated as a hedge, because it is unlikely that a forecasted transaction will occur, or (4) we determine that designation of a derivative as a hedge is no longer appropriate.

When we discontinue hedge accounting because it is probable that a forecasted transaction will not occur, we continue to carry the derivative on the balance sheet at its fair value with changes in fair value included in earnings, and immediately recognize gains and losses that were accumulated in other comprehensive income in earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated (dedesignated), the amount reported in other comprehensive income up to date of the sale, termination or dedesignation continues to be reported in other comprehensive income until the forecasted transaction effects earnings. In all other situations in which we discontinue hedge accounting, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

(3)	Stock Based Compensation

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

If we elected to use the fair value method of accounting for stock based compensation as prescribed by SFAS No. 123, the net loss and loss per share for the three and the six months ended March 31, 2004 and 2003 would have been the pro forma amounts as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Net loss – as reported	$(1,635)	$(3,126)	$(505)	$(7,064)
Stock based compensation expense as prescribed by SFAS No. 123	1,612	1,620	3,263	3,771

Net loss – pro forma	$(3,247)	$(4,746)	$(3,768)	$(10,835)

Basic and diluted net loss per share – as reported	$(0.07)	$(0.16)	$(0.02)	$(0.37)

Basic and diluted net loss per share – pro forma	$(0.14)	$(0.25)	$(0.16)	$(0.57)

The Black-Scholes Single Option weighted average fair value of employee stock options granted during the three and six months ended March 31, 2004 was $13.81 and $10.73, respectively. The Black-Scholes Single Option weighted average fair value of employee stock options granted during the three and six months ended March 31, 2003 was $1.36 and $1.43, respectively. The weighted average exercise price of employee stock options granted during the six months ended March 31, 2004 and 2003 was $10.73 and $1.48, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable while the Company’s employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The fair value of each option grant and share purchased under the Purchase Plan are estimated on the date of grant or share purchase using the Black-Scholes option-pricing model with the following assumptions: 2004 and 2003 would have been the pro forma amounts as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Expected volatility	254%	155%	254%	155%
Risk-free interest rate	3.33%	3.35%	3.33%	3.35%
Expected dividend yield	—	—	—	—

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

(4)	Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition – Corrected Copy. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The Company adopted the interpretive guidance in SAB 104 on October 1, 2003. The Company’s application of the interpretive guidance in SAB 104 in the three and six months ended March 31, 2004 did not have a significant impact on the Company’s condensed consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after December 31, 2003. We have considered the provisions of FIN 46R and believe it will not be necessary to include in our financial statements any assets, liabilities, or activities of our investee, MegaPath Networks Inc (MegaPath). We have provided certain disclosures related to our investment in MegaPath in other areas of this Quarterly Report on Form 10-Q (see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements).

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-1, The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to create a model that uses more detailed criteria to evaluate whether to record a loss, and includes additional disclosure information about unrealized losses. The consensus also expands the scope of EITF 03-1 to investments in equity securities that are both outside the scope of Statement 115, Accounting for Certain Investments in Debt and Equity Securities and not accounted for by the equity method. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company is currently evaluating the impact of the adoption of this consensus on the Company’s consolidated financial statements.

(5)	Acquisition

JadeSail Systems, Inc. In October 2003, the Company acquired JadeSail Systems, Inc. (JadeSail), a provider of Internet Protocol (IP) services management and network equipment provisioning software. The Company and JadeSail, a California corporation, consummated the merger (the Merger) whereby Sailaway Merger Sub, Inc., a California corporation and a wholly-owned subsidiary of Netopia, merged with and into JadeSail pursuant to an Agreement and Plan of Merger and Reorganization dated as of October 3, 2003. JadeSail survived the Merger as a wholly owned subsidiary of Netopia. Netopia intends to incorporate the JadeSail technology into its netOctopus® Broadband Server software platform in order to increase its functionality.

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

	Amount	Annual amortization	Useful Life
	(in thousands)
Cash	$42	n/a	n/a
Accounts payable	(42)	n/a	n/a
Identified intangible assets:
Developed product technology	246	$49	5 years
Goodwill	1,149	n/a	n/a

Total	$1,395	$49

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

JadeSail’s operating results are included in the Company’s condensed consolidated financial statements for the three and the six months ended March 31, 2004. For comparative purposes the following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations of the Company for the three and the six months ended March 31, 2004 giving effect to the JadeSail acquisition and assuming that JadeSail had been acquired as of the beginning of the six months ended March 31, 2003:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands; except per share amounts)
Revenue – as reported	$21,896	$19,238	$50,495	$38,841
Revenue – as pro forma	$21,896	$19,264	$50,495	$38,897

Net income (loss) – as reported	$(1,635)	$(3,126)	$(505)	$(7,064)
Net income (loss) – pro forma	$(1,635)	$(3,153)	$(505)	$(7,144)

Basic and Diluted net income (loss) per share – as reported	$(0.07)	$(0.16)	$(0.02)	$(0.37)
Basic and Diluted net income (loss) per share – pro forma	$(0.07)	$(0.16)	$(0.02)	$(0.37)

Shares used in the basic and diluted per share calculations – as reported	23,536	19,163	22,882	19,033
Shares used in the basic and diluted per share calculations – pro forma	23,536	19,323	22,882	19,190

(6)	Goodwill and Other Intangible Assets

The Company’s intangible assets at March 31, 2004 consist primarily of goodwill acquired in connection with the acquisitions of JadeSail, WebOrder and netOctopus which the Company is not amortizing, and other intangible assets acquired in connection with the JadeSail and Cayman acquisitions, which the Company is amortizing on a straight-line basis over their estimated useful lives.

The following chart details the Company’s goodwill, maintained in its Web platforms reporting unit, as of March 31, 2004:

	Acquisition date	Balance at September 30, 2003	Goodwill acquired during the period	Goodwill impairment charges	Balance at March 31, 2004
		(in thousands)
Web platforms:
JadeSail	Oct-03	$—	$1,149	$—	$1,149
WebOrder	Mar-00	519	—	—	519
netOctopus	Dec-98	465	—	—	465

Total		$984	$1,149	$—	$2,133

The following chart details the Company’s other intangible assets, by reporting unit, as of March 31, 2004:

	Acquisition and acquisition date	Balance at September 30, 2003	Other intangible assets acquired during the period	Amortization expense	Balance at March 31, 2004
		(in thousands)
Internet equipment:
Acquired technology	Cayman Oct-01	$4,386	$—	$577	$3,809
Sales channel relationships	Cayman Oct-01	690	—	172	518

Subtotal		5,076	—	749	4,327
Web platforms:
Acquired technology	JadeSail Oct-03	—	246	25	221

Marketing license	Jan-03	175	300	184	291

Subtotal		175	546	209	512

Total		$5,251	$546	$958	$4,839

(7)	Inventories

Inventories consisted of the following:

	March 31, 2004	September 30, 2003
	(in thousands)
Raw materials	$1,372	$1,175
Work in process	483	213
Finished goods	10,377	4,580

	$12,232	$5,968

(8)	Warranty Liability

Warranty liability is recorded as a component of accrued liabilities on the Company’s condensed consolidated balance sheet. For the Company’s Internet equipment products, the Company generally provides a one-year warranty to domestic customers and a two-year warranty to international customers. The Company generally does not offer a warranty on its Web platforms products. On a monthly basis, the Company accrues its estimated warranty liability based upon a percentage of such month’s cost of revenues. On a quarterly basis, the Company analyzes its estimated warranty liability based upon historic return rates and records adjustments to its warranty liability as necessary. Warranty liability consisted of the following:

(in thousands)	Beginning balance	Cost of warranty replacements	Warranty accrued	Ending balance
Three months ended December 31, 2003	$(197)	$196	$(189)	$(190)
Three months ended March 31, 2004	(190)	62	36	(92)

Six months ended March 31, 2004	(197)	258	(153)	(92)

(9)	Per Share Calculations

Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period plus potential dilutive shares from options outstanding using the treasury stock method. All potential dilutive shares have been excluded from the computation of the diluted loss per share for the three and six months ended March 31, 2004 and 2003, as their effect on the loss per share was anti-dilutive. The following chart details the Company’s per share calculations for the periods indicated:

(in thousands; except per share amounts)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Calculation of basic net income (loss) per share:
Net income (loss)	$(1,635)	$(3,126)	$(505)	$(7,064)
Weighted average basic shares outstanding	23,536	19,163	22,882	19,033

Basic net income (loss) per share	$(0.07)	$(0.16)	$(0.02)	$(0.37)

For the six months ended March 31, 2004, potential dilutive common shares excluded from the computation of diluted loss per share consisted of options to purchase common stock totaling 6,114,727 shares, with a weighted average exercise price of $4.53. For the six months ended March 31, 2003, potential dilutive common shares excluded from the computation of diluted loss per share consisted of options to purchase common stock totaling 7,156,987 shares, with a weighted average exercise price of $4.22.

(10)	Segment, Geographic and Significant Customer Information

Segment Information: The Company applies the provisions of SFAS No. 131, which establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (CODM) uses for operational decisions and assessing financial performance. Netopia’s President and Chief Executive Officer (CEO) is considered the Company’s CODM. For purposes of making operating decisions and assessing financial performance, the Company’s CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by customer. Operating expenses and assets are not disaggregated by product group for purposes of making operating decisions and assessing financial performance. The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

	2004			2003
Three months ended March 31,	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total
	($ in thousands)
Revenue	$18,052	$3,844	$21,896	$14,838	$4,400	$19,238
Cost of revenues	12,533	231	12,764	10,920	345	11,265
Amortization of acquired technology	288	12	300	288	—	288

Gross profit	5,231	3,601	8,832	3,630	4,055	7,685
Gross margin	29%	94%	40%	24%	92%	40%
Unallocated operating expenses	—	—	10,555	—	—	10,349

Operating loss	$—	$—	$(1,723)	$—	$—	$(2,664)

	2004			2003
Six months ended March 31,	Internet equipment	Web platform	Total	Internet equipment	Web platform	Total
	($ in thousands)
Revenue	$41,998	$8,497	$50,495	$29,434	$9,407	$38,841
Cost of revenues	28,992	439	29,431	21,631	774	22,405
Amortization of acquired technology	576	24	600	576	—	576

Gross profit	12,430	8,034	20,464	7,227	8,633	15,860
Gross margin	30%	95%	41%	25%	92%	41%
Unallocated operating expenses	—	—	21,168	—	—	22,455

Operating loss	$—	$—	$(704)	$—	$—	$(6,595)

Geographic Information: The Company sells its products and provides services worldwide through a direct sales force, independent distributors and value-added resellers. The Company currently primarily operates in four regions: United States, Europe, Canada, and Asia Pacific. Revenues outside of the United States are primarily export sales denominated in United States dollars or Euros. Disaggregated financial information regarding the Company’s revenues by geographic region for the three and six and six months ended March 31, 2004 and 2003 is as follows:

	Three months ended March 31,				Six months ended March 31,
	2004		2003		2004		2003
	($ in thousands)
Europe	$7,947	36%	$5,176	27%	$19,995	39%	$9,607	25%
Canada	188	1%	270	1%	359	1%	499	1%
Asia Pacific and other	604	3%	667	4%	1,289	3%	1,069	3%

Subtotal international revenue	8,739	40%	6,113	32%	21,643	43%	11,175	29%
United States	13,157	60%	13,125	68%	28,852	57%	27,666	71%

Total revenues	$21,896	100%	$19,238	100%	$50,495	100%	$38,841	100%

The Company has no material operating assets outside the United States.

Customer Information: The Company sells its products to incumbent local exchange carriers (ILECs), competitive local exchange carriers (CLECs), distributors, Internet service providers (ISPs) and directly to end-users. Disaggregated financial information regarding the Company’s customers that accounted for 10% or more of the Company’s revenue for the three and six months ended March 31, 2004 and 2003 is as follows:

	Three months ended March 31,				Six months ended March 31,
	2004		2003		2004		2003
	($ in thousands)
Swisscom AG (Swisscom)	$3,431	16%	$2,387	12%	$11,693	23%	$3,410	9%
SBC Communications, Inc. (SBC)	2,350	11	1,931	10	4,967	10	4,502	12
Covad Communications Company (Covad)	1,249	6	3,052	16	3,598	7	5,636	15

No other customers during the three or six months ended March 31, 2004 and 2003 accounted for 10% or more of the Company’s total revenues. For the three months ended March 31, 2004 and 2003, there were four customers, respectively, that each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 38% and 45%, respectively, of the Company’s total revenues.

For the six months ended March 31, 2004 and 2003, there were three and four customers that each represented at least 5% of the Company’s revenues and in the aggregate, accounted for 40% and 42%, respectively, of the Company’s total revenues.

The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

March 31,	2004		2003
	($ in thousands)
Swisscom	$2,962	20%	$1,791	14%
SBC	951	6	1,383	11
Covad	550	4	1,728	13

(11)	Long-Term Investments

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath Networks Inc. (MegaPath). In fiscal year 2002, the Company purchased $0.4 million of Series E Preferred Stock in MegaPath. In fiscal year 2003, MegaPath completed an additional financing in which the Company invested $26,000. The Company owns approximately 4.0% of MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its investment in MegaPath is not less than the Company’s $1.0 million carrying value at March 31, 2004 because the fiscal year 2003 financing in which the Company participated, used the same valuation as the Series E Preferred Stock financing.

During the three and six months ended March 31, 2004 MegaPath purchased $0.3 and $0.6 million, respectively, of the Company’s products. At March 31, 2004, MegaPath’s accounts receivable with the Company was $0.2 million.

(12)	Restructuring Costs

The Company’s policy is to maintain accruals relating to restructurings for up to two years unless the Company has had definitive closure of the specific liabilities accrued prior to the two-year final review date. Detail of the Company’s remaining liabilities relating to its restructuring activities is as follows:

	Employee severance benefits	Other	Total
	(in thousands)
Balance at September 30, 2003	$15	$—	$15
Less: Amounts paid	—	—	—

Balance at March 31, 2004	$15	$—	$15

(13)	Credit Facility

Credit Facility: In June 2002, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the Credit Facility). Pursuant to the Credit Facility, the Company may borrow up to $15.0 million from time to time from Silicon Valley Bank. The actual amount that can be borrowed at any time is determined using a formula relating to the amount of eligible accounts receivable and inventory at the borrowing date. On November 26, 2003, Silicon Valley Bank amended the tangible net worth covenant in the Credit Facility to provide that the Company must maintain a minimum tangible net worth of $30 million plus 50% of the Company’s net income in each fiscal quarter commencing with the first fiscal quarter ending December 31, 2003 and shall continue effective thereafter, as well as amending Collection of Accounts, Filing of the Transaction Reports, Limits on the Revolving Loans, Collateral Monitoring Fee and Interest Rate on the Loans as noted below. The Company must maintain an adjusted quick ratio, as defined as the ratio of (i) the Company’s unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley Bank’s Investment Product Services Division (ISP Division) to (ii) the Company’s current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.5 to 1 from January 1, 2003 to the end of the term.

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 0.75% per annum. As provided in the November 26, 2003 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, the Credit Facility will bear interest equal to Silicon Valley Bank’s “prime rate” only. At March 31, 2004, the interest rate was 4.0%, Silicon Valley Bank’s “prime rate.” The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

As of March 31, 2004, the Company had no outstanding borrowings under the Credit Facility and had a borrowing availability of approximately $12.2 million.

Term Loan A. On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.2 million. The principal amount of Term Loan A is payable in twenty-four equal monthly payments of principal in the amount of $8,333.33 per month, commencing on March 1, 2003 and continuing until paid in full. The remaining balance of $91,667 of Term Loan A is recorded as a current liability on the Company’s March 31, 2004 condensed consolidated balance sheet because that portion of the principal of Term Loan A will be repaid within one year of the balance sheet date. Term Loan A bears interest at a rate equal to Silicon Valley Bank’s prime rate plus 0.75% per annum. As provided in the November 26, 2003 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, Term Loan A will bear interest equal to Silicon Valley Bank’s “prime rate” only. At March 31, 2004, the interest rate was 4.0%, Silicon Valley Bank’s “prime rate.”

Upon the repayment of any portion of Term Loan A, such portion may not be re-borrowed. The outstanding principal balance of Term Loan A shall be reserved from the amount of credit facility otherwise available to the Company.

Term Loan B. On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.3 million. The principal amount of Term Loan B is payable in twenty-four equal monthly payments of principal in the amount of $12,500.00 per month, commencing on March 1, 2003 and continuing until paid in full. The remaining balance of $137,500 of Term Loan B is recorded as a current liability on the Company’s March 31, 2004 condensed consolidated balance sheet because that portion of the principal of Term Loan B will be repaid within one year of the balance sheet date. Term Loan B bears interest at a rate equal to Silicon Valley Banks prime rate plus 1.00% per annum. As provided in the November 26, 2003 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, Term Loan B will bear interest at a rate equal to Silicon Valley Bank’s “prime rate” only. At March 31, 2004, the interest rate was 4.0%, Silicon Valley Bank’s “prime rate.” Upon the repayment of any portion of Term Loan B, such portion may not be re-borrowed.

(14)	Other Income (Loss), Net

Other income (loss), net consists of interest income the Company earns on its cash and cash equivalents, interest expense related to the Company’s borrowing under its credit facility and term loans and gains and losses on foreign currency transactions. The following table sets forth for the periods indicated detail of the Company’s other income (loss), net:

(in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Loss on impaired securities	$—	$(457)	$—	$(457)

Interest income	50	39	92	112
Interest expense	(34)	(77)	(63)	(143)
Foreign currency exchange gain (loss)	(14)	33	141	19
Gain on sale of asset	75	—	75	—

Total	$77	$(462)	$245	$(469)

(15)	Financial Instruments

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Hedges of Forecasted Transactions

We use forward foreign exchange contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and two months. Such cash flow exposures result from portions of our forecasted revenues denominated in the Euro. We enter into these foreign exchange contracts to hedge forecasted broadband Internet equipment revenues in the normal course of business, and accordingly, they are not speculative in nature.

The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flows from the forecasted transactions. We record the ineffective portion of the hedging instruments in other income (loss) on the consolidated statement of operations. As of March 31, 2004, no hedge ineffectiveness occurred. We have not excluded any component of the derivative instrument when assessing the hedge effectiveness.

We record changes in the fair value of these cash flow hedges in accumulated other comprehensive loss, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to Internet equipment revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income (loss), net on the consolidated statement of operations at that time. For the quarter ended March 31, 2004, there were no such gains or losses recognized in other income (loss), net relating to hedges of forecasted transactions that did not occur.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Balance Sheet
Unrealized net loss remaining in other comprehensive loss	$(71)	$—	$(71)	$—

Income Statement
Realized net loss reclassified from other comprehensive loss – (Net revenue)	$—	$—	$—	$—
Realized net loss from any ineffective portion of hedges – (Other income (loss), net)	$—	$—	$—	$—

Unrealized net loss from any ineffective portion of hedges - (Other income (loss), net)	$—	$—	$—	$—

Hedging of Foreign Currency Assets and Liabilities

We hedge our foreign currency assets and liabilities, primarily trade accounts receivable and trade accounts payable, with foreign exchange forwards. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are largely offset by gains and losses resulting from remeasurement of the foreign currency denominated assets and liabilities (in accordance with SFAS 52 foreign Currency Translation) being hedged. At March 31, 2004, the outstanding balance sheet hedging derivatives had maturities of 150 days or less.

Net losses recognized in other income (loss) relating to balance sheet hedging for the three and six months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)

Net gain (loss) recognized in other income (loss)	$(14)	$33	$141	$19

Other Comprehensive (loss)	Beginning Balance September 30, 2003	Net Change of current period hedging activities	Reclass- ification into earnings current period	Ending Balance March 31, 2004
	(in thousands)
Unrealized net gain (loss) of hedging instruments recognized in other income (loss)	$—	$(71)	$—	$(71)

We expect to reclass $71,000 from other comprehensive (loss) into the Consolidated Statement of Operations within the next twelve months.

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

Company Overview

We develop market and support broadband and wireless (Wi-Fi) products and services that enable our carrier and service provider customers to simplify and enhance the delivery of broadband services to their residential and business-class customers. Our product and service offerings enable carriers and broadband service providers to (i) deliver to their customers feature-rich modems, routers and gateways, (ii) utilize software that allows remote management of equipment located at their customers’ premises, and (iii) provide value added services to enhance revenue generation. Our broadband modems, routers and gateways are installed by customers of carriers and broadband service providers in order to obtain faster access to the Internet than is possible with dial-up connections. Our digital subscriber line (DSL) or broadband cable equipment are often bundled with backup, bonding, virtual private networking or VPN that allows more secure communications over the Internet, firewall protection, parental controls, Web content filtering, combined voice and data services, hosting of web sites that we call eSites, and hosting of web stores that we call eStores. Our netOctopus Broadband Server software platform products enable remote support and centralized management of installed broadband gateways, allowing carriers and broadband service providers to provide support to their customers on a remote basis. We also offer Timbuktu and eCare software products for help desk customers. These products allow business help desks to provide support on a remote basis when computer users experience problems or require additional upgrade software with their desktop or laptop computers.

Broadband Equipment. We have developed a comprehensive family of broadband Internet modems, routers and gateways. The substantial majority of our revenues are generated from sales of our broadband Internet products, in particular our DSL modems, routers and gateways. During the three and six months ended March 31, 2004 and each of fiscal years 2003 and 2002, revenue from the sale of our broadband Internet products have accounted for 82%, 83%, 79% and 71%, respectively, of our total revenues. Our broadband equipment products allow the transport of high-speed data and enable telecommunications carriers to provide cost-effective and high-speed services over existing copper infrastructure. This family of products serves an array of wide area network (WAN) interfaces including DSL, cable and T1, and local area network (LAN) interfaces including Wi-Fi, Ethernet and Universal Serial Bus (USB). Our broadband Internet products are designed to deliver high performance, excellent reliability, scalability, and affordability, and to provide a platform from which our carrier and service provider customers can offer their customers additional services and applications. We believe key components of our success are comprehensive interoperability with leading central office DSL equipment, a common firmware platform across all versions of our broadband Internet products, and technology such as our 3-D Reach™ technology which allows our Wi-Fi products to achieve greater and more reliable wireless coverage than is provided by many of our competitors. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our broadband Internet equipment are classified as “Internet equipment.”

Broadband Services. Our service delivery platform includes the netOctopus Broadband Server software platform and systems management software products. The netOctopus Broadband Server software platform enables remote support and centralized management of installed broadband gateways and real-time customer support. The eCare and Desktop Support software products enable broadband service providers and other enterprise customers to support their customers or employees by remotely viewing and operating the customer’s desktop computer. Our Web eCommerce server solution provides “no assembly required” Web sites and online stores that we call eSites and eStores, with a wide variety of vertical market content packages to suit many needs. Our systems management software includes Timbuktu, a systems management tool providing remote computer control, configuration, support and file transfer for both Macintosh and Windows based personal computers. We hold one United States patent relating to eCare and Timbuktu systems management software. The term of this patent is through August 2010. During the three and six months ended March 31, 2004 and each of fiscal years 2003 and 2002, revenue from the sale of our broadband services have accounted for 18%, 17%, 21% and 29%, respectively, of our total revenues. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our broadband services are classified as “Web platform licenses and services.”

We primarily market and sell our broadband hardware and services products in the United States, Canada, Europe and the Asia Pacific region through a field sales organization and through selected distributors. Our broadband equipment products are generally sold directly to our carrier and service provider customers or in some cases to distributors who then resell our products. Our broadband service products are generally sold directly to our customers. We primarily sell our products to:

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

Historically, we have primarily depended upon the ability of our customers to successfully offer DSL broadband services. Prior to our acquisition of Cayman in October 2001, our largest customers were CLECs. Many CLECs filed for protection under the Bankruptcy Act or ceased operations. Covad, which currently is our largest CLEC customer and historically has been among our largest customers, is expecting operating losses and negative cash flow to continue through 2004.

As a result of financial and operational difficulties encountered by CLECs, which primarily focused on the small business market for DSL services, we acted aggressively to expand our customer base and markets served. As a result of our acquisition of Cayman, we expanded our customer base to include two ILEC customers in the United States, SBC and BellSouth, to which we previously had not sold our broadband equipment, and have developed new products designed for the residential market for ADSL services, which have enabled us to win new customers such as Swisscom in Switzerland, EarthLink in the United States, and Eircom in Ireland. We expect that the success of our operations will remain substantially dependent upon our ability to develop and enhance products that meet the needs of both the residential and business market for ADSL and Wi-Fi services and requirements of our ILEC customers. Our major customers are significantly larger than we are, and are able to exert a high degree of influence over our business. For example, our larger customers may be able to reschedule or cancel orders without significant penalty and may force lengthy approval and purchase processes before purchasing our products.

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

Foreign Currency and Other Hedging Instruments. We recognize all derivatives on the balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge or a contract not qualifying for hedge accounting (“free-standing derivative”). For a cash flow hedge, we record changes in the fair value of the derivative to the extent that it is effective in other comprehensive income. We subsequently reclassify these changes in fair value to net income in the same period(s) that the hedge transaction affects net income in the same financial statement category as the hedged item. For freestanding derivatives, we report changes in the fair values in current period other income. We formally document the relationship between hedging instruments and hedged items. This includes linking all derivatives designated as cash flow hedges to specific forecasted transactions. We also formally assess, both the inception of the hedge and on an ongoing basis, if the derivatives we use are highly effective in off setting changes in cash flows of hedged items. If we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting. We discontinue hedge accounting prospectively when (1) a derivative is no longer highly effective in offsetting changes in cash flows of a hedged item, (2) a derivative expires or is sold, terminated or exercised, (3) a derivative is designated as a hedge, because it is unlikely that a forecasted transaction will occur, or (4) we determine that designation of a derivative as a hedge is no longer appropriate.

When we discontinue hedge accounting because it is probable that a forecasted transaction will not occur, we continue to carry the derivative on the balance sheet at its fair value with changes in fair value included in earnings, and immediately recognize gains and losses that were accumulated in other comprehensive income in earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated (dedesignated), the amount reported in other comprehensive income up to date of the sale, termination or dedesignation continues to be reported in other comprehensive income until the forecasted transaction effects earnings. In all other situations in which we discontinue hedge accounting, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

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

Provision for Income Taxes. We recorded a provision for income tax expense for the six months ended March 31, 2004. This provision consists of amounts accrued for our estimated fiscal year 2004 domestic federal and state income tax liability as well as an estimate of the foreign income tax expense to which our foreign subsidiaries are subject. This provision is based upon our estimated fiscal year 2004 net income before income taxes and takes into consideration the utilization of our net operating loss carry forwards. To the extent our estimate of fiscal year 2004 net income before income tax changes, our provision for income taxes will change as well. Historically, we have not recorded a provision for income tax expense because we had been generating net losses. Furthermore, we have not recorded an income tax benefit for the fiscal years 2003 and 2002 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets which warrants a full valuation allowance in our financial statements. The factors considered included prior losses, inconsistent profits, and lack of carry-back potential to realize our deferred tax assets. Based on our estimates for fiscal year 2004 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

Goodwill. We test our goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We perform our annual impairment test, as required by SFAS No. 142, in our fiscal fourth quarter. (See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

Impairment of Long-Lived Assets, Including Other Intangible Assets. We evaluate our long-lived assets, including other intangible assets in accordance with SFAS No. 144 and test our long-lived assets and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset group that represents the lowest level for which identifiable cash flows exist. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and is allocated to the long-lived assets of the asset group on a pro rata basis. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. (See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

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

Long-Term Investments. We periodically have made strategic investments in companies whose stock is not currently traded on a stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments, as we do not exert significant influence over these investments. We review these investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in significant additional impairment charges in the future.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of March 31, 2004, our principal source of liquidity included cash and cash equivalents in the amount of $25.9 million, a credit facility with a maximum borrowing capacity of up to $12.2 million from which we had no outstanding borrowings at March 31, 2004, and two term loans from which we had amounts outstanding of $0.2 million.

Cash and Cash Equivalents. The following table sets forth our cash and cash equivalents as of March 31, 2004 and September 30, 2003.

	March 31, 2004	September 30, 2003	Increase/ (decrease)
Cash and cash equivalents	$25,928	$22,208	$3,720	17%

For the six months ended March 31, 2004, cash and cash equivalents increased primarily due to the proceeds we received from the issuance of our common stock offset by cash used in our operating activities.

Net Cash Used in Operating Activities

During the six months ended March 31, 2004, our operating activities utilized $2.9 million of cash. Excluding the changes in operating assets and liabilities, our operating activities generated $1.7 million of cash primarily due to our depreciation and amortization. Changes in our operating assets and liabilities used $4.6 million of cash primarily as a result of increased inventory purchases partially offset by decreased accounts receivable balances and increased accounts payable balances. Our inventory increased as a result of increased ocean shipments of in-transit finished goods and a greater amount of shipments billed DDP (Delivered Duty Paid) which does not allow the Company to recognize the sale and receivable until the product is received by the customer.

Net Cash Used in Investing Activities

During the six months ended March 31, 2004, our investing activities used approximately $1.0 million of cash. We purchased approximately $0.8 million of capital equipment primarily for use in our development and manufacturing operations and we used approximately $0.1 million in connection with our acquisition of JadeSail for certain professional fees and payments to JadeSail shareholders.

Net Cash Provided from Financing Activities

During the six months ended March 31, 2004, we generated $7.7 million of cash primarily through employee stock option exercises and through employee purchases of stock through the Company’s Employee Stock Purchase Plan (ESPP). We expect that while our stock price remains above the average price of our outstanding stock options, which at March 31, 2004 was $4.53, employees will continue to exercise their stock options thereby generating cash. Additionally, we expect that purchases of our stock through our ESPP will also generate cash.

Commitments

As of March 31, 2004, we had commitments that consisted of facilities and equipment under operating lease agreements and both short and long-term borrowing obligations. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum cash payments with respect to such commitments.

Fiscal years ended September 30,	2004(a)	2005	2006	2007	2008	thereafter	Total
	(in thousands)
Facility and operating lease commitments	$964	$1,564	$1,010	$1,026	$623	$—	$5,187
Payments under term loans	125	104	—	—	—	—	229

Total commitments	$1,089	$1,668	$1,010	$1,026	$623	$—	$5,416

(a)	Represents cash commitments for remaining 6 months of fiscal year 2004.

At March 31, 2004, we had no borrowings under our credit facility and approximately $0.2 million borrowed under our term loans. We currently believe we have enough cash and cash equivalents and that our business will generate sufficient cash to cover our working capital needs for both the short and long-term. To the extent our business does not generate sufficient cash to cover our working capital needs we would utilize our credit facility, which currently has a maximum borrowing capacity of up to $15.0 million. As of March 31, 2004, our borrowing availability under our credit facility was approximately $12.2 million and we did not have any material commitments for capital expenditures.

Trade Accounts Receivable, Net. The following table sets forth our trade accounts receivables, net as of March 31, 2004 and September 30, 2003.

	March 31, 2004	September 30, 2003	Increase/(decrease)
			$	%
	($ in thousands)
Trade accounts receivable, net	$15,185	$16,755	$(1,570)	(9)%
Days sales outstanding (DSO)	63	60

Changes in our trade accounts receivable, net balances and days sales outstanding are primarily due to the timing of sales within the quarter, increased revenues and collections performance. Our targeted range for DSO is 50 to 60 days. Trade accounts receivable decreased primarily due to our decreased revenues.

Inventory. The following table sets forth our inventory as of March 31, 2004 and September 30, 2003.

	March 31, 2004	September 30, 2003	Increase/(decrease)
			$	%
	($ in thousands)
Inventory	$12,232	$5,968	$6,264	105%
Inventory turns	3.7	7.9

Inventory consists primarily of raw material, work in process, and finished goods. Inventory increased primarily due to an increase of finished goods inventory of $5.8 million as a result of increased ocean shipments of in-transit finished goods including FOB destination shipping terms with some European customers, finished goods produced to forecast for a major customer that switched its primary deployment to another one of the Company’s products and inventory turns have decreased primarily from the increased amount of finished goods described above. The Company expects to sell the finished goods inventory produced for its major customer to the customer and other users of the same product over the next three months. Inventory levels may increase or decrease in the future if our customers do not provide us with accurate forecast, sell-through and on-hand inventory information, thereby impairing our ability to correctly forecast expected customer demand, or if customers defer or otherwise delay purchases or shipments. As a result of rapidly changing technology and customer requirements, we continue to closely monitor our management of inventory as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence.

Results of Operations for the Three and Six Months Ended March 31, 2004 and 2003

The following table sets forth for the periods indicated certain unaudited condensed consolidated statement of operations data. To help understand the data, each item of data is also shown as a percentage of total revenues along with the dollar and percentage change from the same period in the prior fiscal year.

	Three months ended March 31,				Percent increase/ (decrease)	Six months ended March 31,				Percent increase/ (decrease)
	2004		2003			2004		2003
	(in thousands)					(in thousands)
REVENUES:
Internet equipment	$18,052	82%	$14,838	77%	22%	$41,998	83%	$29,434	76%	43%
Web platform licenses and services	3,844	18	4,400	23	(13)	8,497	17	9,407	24	(10)

Total revenues	21,896	100	19,238	100	14	50,495	100	38,841	100	30

COST OF REVENUES:
Internet equipment	12,533	57	10,920	57	15	28,992	57	21,631	56	34
Web platform licenses and services	231	1	345	2	(33)	439	1	774	2	(43)
Amortization of acquired technology	300	2	288	1	4	600	1	576	1	4

Total cost of revenues	13,064	60	11,553	60	13	30,031	59	22,981	59	31

GROSS PROFIT	8,832	40	7,685	40	15	20,464	41	15,860	41	29
OPERATING EXPENSES:
Research and development	4,069	19	4,026	21	1	8,030	16	8,009	21	0
Research and development project cancellation costs	—	—	—	—	—	—	—	606	2	(100)
Selling and marketing	5,211	24	5,130	27	2	10,526	21	10,791	28	(2)
General and administrative	1,188	5	1,107	6	7	2,439	5	2,535	6	(4)
Amortization of intangible assets	87	0	86	0	1	173	0	172	0	(1)
Restructuring costs	—	—	—	—	—	—	—	342	1	(100)

Total operating expenses	10,555	48	10,349	54	2	21,168	42	22,455	58	(6)

OPERATING LOSS	(1,723)	(8)	(2,664)	(14)	(35)	(704)	(1)	(6,595)	(17)	(89)
Other income (loss), net	77	0	(462)	(2)	(117)	245	0	(469)	(1)	(152)

Income (loss) before income taxes	(1,646)	(8)	(3,126)	(16)	(47)	(459)	(1)	(7,064)	(18)	(94)

Provision for income taxes	(11)	(0)	—	—	100	46	0	—	—	100

NET LOSS	$(1,635)	(8)	$(3,126)	(16)	(48)	$(505)	(1)	$(7,064)	(18)	(93)

Per share data, net income (loss):
Basic and diluted net loss per share	$(0.07)		$(0.16)		(56)	$(0.02)		$(0.37)		(95)

Shares used in the per share calculations	23,536		19,163		23%	22,882		19,033		20%

REVENUES

Total revenues for the three and six months ended March 31, 2004 increased from the three and six months ended March 31, 2003 primarily due to increased revenues from the sale of our broadband Internet equipment products partially offset by reduced revenues from the sale of our Web platform licenses and services.

Internet Equipment. Broadband Internet equipment revenues increased for the three and six months ended March 31, 2004 from the three and six months ended March 31, 2003 primarily due to increased international volumes of our ADSL Internet equipment to Swisscom, and sales to Eircom, which was not a customer during the three and six months ended March 31, 2003. Volumes to Swisscom increased as their demand for our Internet equipment products increased for their residential broadband Internet services. Domestic revenues also increased sequentially primarily driven by increased sales to BellSouth,

SBC and Earthlink. These increases were partially offset by the effect of declining average unit selling prices primarily as a result of the mix of products sold, price competition from foreign and domestic competitors, customer driven demands and by the reduction in sales to Covad over the three and six month periods. The mix of broadband Internet equipment sales changes as we continue to win new customers which serve the residential market for ADSL broadband Internet services. Residential-class products, and ADSL products in general generate a lower average unit-selling price than similar business-class products. We believe that increased sales volumes from new customers and new opportunities with existing customers will help offset any declines in revenues. See the “Product Volume and Average Selling Price Information” section below, which sets forth our volumes and average selling prices.

Web Platform Licenses and Services. Web platforms revenues decreased for the three and six months ended March 31, 2004 from the three and six months ended March 31, 2003 because the three and six months ended March 31, 2003 included revenue from a software integration project that was completed during the three months ended September 30, 2003 as well as reduced revenues from the licensing of our help-desk products. During the six months, the decline was partially offset by revenues from the sale of a license to the software we acquired in connection with our acquisition of JadeSail. Web platforms revenues in the three months ended June 30, 2004 could potentially be substantially unchanged from Web platforms revenues from the three months ended March 31, 2004 to the extent we are not able to increase the licensing of our help-desk products or the base of our recurring revenue does not increase.

Product Volumes and Average Selling Price Information

The following tables sets forth for the periods indicated, volumes and average selling prices, excluding accessories, of our broadband Internet equipment products. The decline in average selling prices resulted from increased unit sales of lower price residential class products as compared to higher price business class products, as well as competitive market conditions generally. We expect that average-selling prices will continue to decline for the same reasons, although at a lesser rate.

			Increase/(decrease)
Three months ended March 31,	2004	2003	Units/$	%
Product volumes	211,975	101,826	110,149	108%
Average selling prices	$84	$144	$(60)	(42)%

Six months ended March 31,
Product volumes	474,155	186,532	287,623	154%
Average selling prices	$88	$156	$(68)	(44)%

COST OF REVENUES

Cost of revenues consists primarily of material costs of our Internet equipment products. Total cost of revenues increased for the three and six months ended March 31, 2004 from the three and six months ended March 31, 2003 primarily as a result of increased sales volumes of our ADSL broadband Internet equipment. To the extent that component costs increase as a result of improved general economic conditions and customer demand, we expect our cost of revenues as a percent of revenue may increase in 2004. To help offset any cost increase, we intend to leverage the increasing volumes with our contract manufacturers and continue to pursue product redesigns and alternative, lower cost components for our products in an effort to reduce our products material costs. Note for comparative purposes that amortization of acquired technologies has been reclassified in the March 31, 2003 presentation for consistency and are now presented as a category in cost of revenues and the portion related to sales. These costs are included in the total and Internet equipment gross margins discussed below.

Gross Margin

Gross margins, excluding amortization expense, reduced slightly to 41% from 42% for the three months ended March 31, 2004 and 2003. Our total gross margin, excluding amortization expense, remained the same at 42% for the six months ended March 31, 2004 and 2003.

Internet Equipment. Broadband Internet equipment gross margin, excluding amortization expense, increased to 31% and 31%, respectively, for the three and six months ended March 31, 2004 from 26% and 27%, respectively, for the three and six months ended March 31, 2003 primarily due to reduced manufacturing and product costs. Product costs have decreased primarily due to our ability to leverage economies of scale from increased volumes, redesign our products for greater cost savings, incorporate alternative lower cost components, and introduce new products that have a lower average percent of cost of revenues. The primary factors influencing our Internet equipment gross margin are product mix, our ability to reduce product costs based on negotiations with our vendors, increased cost absorption due to increased volumes, and the timing of these cost reductions relative to market pricing conditions.

Web Platform Licenses and Services. Web platforms gross margin, excluding amortization expense, increased to 94% and 95%, respectively, for the three and six months ended March 31, 2004 from 92% and 92%, respectively, for the three and six months ended March 31, 2003 primarily because there were no engineering labor costs reclassed to cost of revenues from research and development related to the above mentioned software integration project during the three and six months ended March 31, 2004 as there were in the three and six months ended March 31, 2003. Excluding the effects of this project, Web platforms gross margin for the three and six months ended March 31, 2003 was 96%.

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

OPERATING EXPENSES

Research and Development. Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses increased for the three and six months ended March 31, 2004 from the three and six months ended March 31, 2003 primarily due to increased product prototyping and design and employee related expenses. These increases were partially offset by reduced depreciation and facility costs. The increase in employee related costs is primarily the result of the transfer of employee costs associated with our software integration project mentioned above from research and development expenses to Web platform cost of revenues during the three and six months ended March 31, 2003. We completed this project during the three months ended September 30, 2003 and as such, there were no engineering labor costs transferred to cost of revenues related to the above mentioned software integration project during the three and six months ended March 31, 2004.

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

Selling and Marketing. Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses increased for the three months ended March 31, 2004 from the three months ended March 31, 2003 primarily due to increased headcount and employee related expenses partially off-set by decreased commission expense as a result of changes to sales compensation plans, facility and telecom expenses. Our selling and marketing staff increased by four employees to 136 employees at March 31, 2004 from 132 employees at March 31, 2003. Selling and marketing expenses decreased slightly for the six months ended March 31, 2004 when compared to the six months ended March 31, 2003. This decrease was primarily related to a decreased average headcount over the six month period and reduced costs related to a revised commission plan.

We do not currently expect selling and marketing expenses will increase significantly during the remainder of fiscal year 2004.

General and Administrative. General and administrative expenses consist primarily of employee related expenses, legal and accounting fees as well as insurance costs. General and administrative expenses for the three and six months ended March 31, 2004 and 2003 decreased $0.1 and $0.3 million, respectively. Included in general and administrative expenses for the six months ended March 31, 2003 are approximately $0.2 million of expenses related to the relocation of our headquarters facility from Alameda, California to Emeryville, California. Excluding the costs related to this relocation, general and administrative expenses for the six months ended March 31, 2003 were approximately $2.5 million.

We expect general and administrative expenses will increase during fiscal year 2004 resulting from costs related to compliance with Sarbanes-Oxley.

Amortization of Other Intangible Assets. For the three and six months ended March 31, 2004, amortization of other intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisitions of JadeSail and Cayman. Note for comparative purposes that these items have been reclassified in the March 31, 2003 presentation for consistency and are now presented as a category in cost of revenues excluding the portion related to sales and marketing which remained in operating expenses. For the three and six months ended March 31, 2003, amortization of other intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisition of Cayman (See Notes 5 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements).

Restructuring Costs. There were no restructuring costs for the three and six months ended March 31, 2004. For the six months ended March 31, 2003, restructuring costs primarily consist of employee severance benefits related to a reduction in our workforce, and facility closure costs related to the closure of a sales office in Hong Kong. (See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements).

NET INCOME (LOSS) and NET INCOME (LOSS) PER SHARE

For the three and six months ended March 31, 2004, we had net losses of $1.6 and $0.5 million, respectively, and basic net loss per share of ($0.07) and ($0.02), respectively. For the three and six months ended March 31, 2003, we had a net loss of approximately $3.1 and $7.1million and basic net loss per share of ($0.16) and ($0.37). Our net results improved year over year as discussed in the preceding sections. For the computation of net income (loss) per share, see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Shares Used in the Computation of Per Share Data. The following table provides a detailed schedule explaining the increase in our basic shares outstanding from March 31, 2003 to March 31, 2004, which is a significant component of our net income (loss) per share (in thousands):

Common stock outstanding as of March 31, 2003	19,299
Common stock issued from: Private placement	1,414
Employee Stock Purchase Plan (ESPP) purchases	372
Options exercised	547

Common stock outstanding at September 30, 2003	21,632
Weighted average common stock issued for ESPP purchase	169
Weighted average common stock issued from options exercised during the six months ended March 31, 2004	924
Weighted average common stock issued from the acquisition of JadeSail (a)	157

Shares used in the basic per share calculation for the six months ended March 31, 2004	22,882

(a)	See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information with respect to the shares issued in connection with the JadeSail acquisition.

Risk Factors

The following risk factors discussed below should be considered carefully in evaluating our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of these risk factors and other risks discussed elsewhere in this Form 10-Q, and the risks discussed in our other filings with the United States Securities and Exchange Commission, our actual results could differ materially from those projected in any forward-looking statements.

We have a history of losses and negative cash flow. We may incur losses and negative cash flow in the future, which could significantly harm our business.

During the quarter ended March 31, 2004, we incurred a loss of $1.7 million and used $0.5 million of cash. We incurred losses from continuing operations of $8.3 million, $34.3 million and $41.7 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively, and used $2.8 million, $10.7 million and $2.1 million of cash during fiscal years ended September 30, 2003, 2002 and 2001, respectively. Our cash and cash equivalents totaled $25.9 million at March 31, 2004. We may not be able to reach, sustain or increase profitability or generate cash on a quarterly or annual basis, which could significantly harm our business.

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

Substantial sales of our broadband Internet equipment will not occur unless telecommunications carriers and service providers continue to expand their deployments of DSL and other broadband services, and this could reduce our revenues and significantly harm our business.

The success of our broadband Internet equipment depends upon the extent to which telecommunications carriers and service providers continue to expand their deployments of DSL and other broadband services. Factors that have impacted such deployments include:

•	Lengthy approval processes followed by carriers and service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

•	The development of improved business models for DSL and other broadband services, including the capability to market, sell, install and maintain DSL and other broadband services;

•	Cost constraints, such as installation costs and space and power requirements at the carrier’s central office;

•	Lack of compatibility of DSL equipment that is supplied by different manufacturers;

•	Evolving industry standards for DSL and other broadband technologies; and

•	Government regulation.

We offer to carriers and service providers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated features and services that we believe can justify higher recurring revenues from end users. These features and services include dial backup, VPNs, remote management and configuration, a parental controls service, and hosting of eSites and eStores. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted. If telecommunications carriers and service providers do not continue to expand their deployments of DSL and other broadband services, our revenues could decline and our business could be significantly harmed.

We expect our revenues to become increasingly dependent on our ability to sell our broadband Internet equipment to ILECs, and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

ILECs have been aggressively marketing DSL services principally focusing on residential services. Prior to our acquisition of Cayman, we had not sold meaningful quantities of our broadband Internet equipment to ILECs in the United States. As a result of our acquisition of Cayman, we expanded our customer base to include two ILEC customers in the United States, SBC and BellSouth, to which we previously had not sold our broadband Internet equipment. We have committed resources that are working to expand our sales in the ILEC channel both domestically and internationally. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, long-term product deployment cycles and intense price pressures. ILECs currently obtain equipment from our competitors, such as 2Wire, Inc. (2Wire), Siemens Aktiengesellschaft (Seimens) (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation (Thomson), Westell Technologies, Inc. (Westell) and ZyXEL Communications Co. (ZyXEL), which have proven to be strong competitors. There is no guarantee we will be successful in expanding our presence in the ILEC market. If we fail to penetrate further the ILEC market for our products and services, our business may be materially and adversely affected.

We expect our revenues to become increasingly dependent on our ability to develop and sell broadband Internet equipment into the residential broadband gateway market.

Prior to our acquisition of Cayman in October 2001, we developed, marketed and sold Internet equipment products primarily to CLECs and ISPs serving the small business market for DSL Internet connectivity. As a result of our acquisitions of Cayman in October 2001 and DoBox in March 2002 and our internal development initiatives, we believe that we now have products and technology that will allow us to compete effectively for sales of Internet equipment to ILECs serving the residential market. There are numerous risks associated with our entrance into the residential broadband gateway market including:

•	The ability to design and develop products that meet the needs of the residential market; and

•	The ability to market these products successfully to ILECs and to dislodge competitors that are currently supplying residential class broadband gateways.

If we are unable to increase our sales to ILECs and our market share of residential class broadband gateways, our business will be materially and adversely affected.

CLEC and ISP customers to whom we historically sold our DSL products have experienced significant business difficulties that have negatively affected our business and operating results.

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

We rely on a small number of customers for a large portion of our revenues. For both the three months ended March 31, 2004 and the fiscal year ended September 30, 2003, there were four customers, respectively, that each individually represented at least 5% of our revenues and in the aggregate, accounted for 38% and 47%, respectively, of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the three months ended March 31, 2004 and the fiscal year ended September 30, 2003, our international sales represented 40% and 32%, respectively, of our total sales. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband Internet equipment products to many of our European customers are denominated in Euros. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, who could lead to decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ending March 31, 2004, our revenues have ranged from $15.6 million to $28.6 million, and our net results have ranged from $1.1 million of income to a loss of $15.8 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

During the quarter ended March 31, 2003, our operating results were below the expectations of securities analysts. It also is likely that in some future quarter, quarters or year, our operating results again will be below the expectations of securities analysts or investors. When our operating results are below such expectations, the market price of our common stock may decline significantly. In addition to the uncertainties and risks described elsewhere under this “Risk Factors” heading, variations in our operating results will likely be caused by factors related to the operation of our business, including:

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

The majority of our Web platforms revenues are derived from the sale of software products for corporate help desks, including Timbuktu and eCare. For the three months ended March 31, 2004 and the fiscal year ended September 30, 2003, revenues from these help desk applications were 66% and 58%, respectively, of total revenues for our Web platform products. We anticipate that the market for Timbuktu will grow more slowly than the market for our other Web platforms products and services. In addition, we rely on a small number of licensees of our Web platforms to promote the use of our Web platforms for building web sites and stores. As a result, we derive the majority of the recurring revenues from our Web platforms products from fewer than five customers. The extent and nature of the promotions by licensees of our Web platforms are outside of our control. If licensees of our eSite and eStore Web platforms do not successfully promote web sites and stores to their customers, we will not generate continued recurring revenues. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

If hosting services for our Web platforms perform poorly, our revenue may decline and we could be sued.

We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance hosting for eSite and eStore customers and subscribers to our parental controls service. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with which we contract for maintenance services could also lead to interruption or deterioration of our parental controls, eSite and eStore hosting services. Additionally, a slowdown or failure of our systems for any reason could also lead to interruption or deterioration of our parental controls, eSite and eStore hosting services. In such a circumstance, our hosting and subscription revenues may decline. In addition, if our parental controls, eSite and eStore hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers, the outcome of which could harm our business.

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

A small number of stockholders hold a large portion of our common stock. Our Chairman of the Board owned approximately 3.8% of our common stock outstanding at March 31, 2004. Based on information contained in the most recent filings with the United States Securities and Exchange Commission, our largest institutional investor- and its affiliates owned approximately 4.0% of our common stock outstanding at March 31, 2004. To the extent any of our large stockholders decides to sell substantial amounts of our common stock in the public market over a short period of time, based on the historic trading volumes, we expect the market price of our common stock could fall.

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

In recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of affected companies. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future as it has in the past, including fluctuations that are unrelated to our performance.

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

PART I — FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our exposure to foreign exchange risk relates primarily to sales made to international customers denominated in Euros and our employee-related expenses for employees based in European Union countries. We do not use derivative financial instruments, including currency exchange contracts, for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio. In order to reduce our exposure resulting from currency fluctuations, we have entered into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. In March 2004, the Company entered into forward contracts to hedge forecasted revenues for April and May 2004 denominated in Euros. All currency exchange contracts have a maturity of less than one year.

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our investment portfolio at March 31, 2004 and 2003. All of our investments mature in twelve months or less.

	March 31, 2004			March 31, 2003
Principal (National) amounts States dollars:	Cost basis	Fair market value	Average interest rate	Cost basis	Fair market value	Average interest rate
	(in thousands)			(in thousands)
Cash equivalents – fixed rate (a)	$22,063	$22,063	0.86%	$19,713	$19,713	1.45%

(a)	Cash equivalents represent the portion of our investment portfolio that matures in less than 90 days.

Our market interest rate risk for our investment portfolio relates primarily to changes in the United States short-term prime interest rate. Our market interest rate risk for borrowings under our credit facility, from which we had no borrowings at March 31, 2004, relates primarily to the rate we are charged by Silicon Valley Bank for our credit facility. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) as long as no default or event of default has occurred and is continuing, and as long as we maintain profitability as of the end of each fiscal quarter. To the extent there is a default or an event of default has occurred and is continuing or we cannot maintain profitability, the interest rate on the credit facility would change to the prime rate plus 0.75% per annum. To the extent we borrow heavily against the credit facility and Silicon Valley Bank was to increase its prime rate, it would cost us more to borrow and our interest expense would increase.

Foreign Currency Exchange Risk

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at March 31, 2004 and 2003. The accounts receivable at March 31, 2004 are valued at the United States/Euro exchange rate as of March 31, 2004 and the accounts receivable at March 31, 2003 are valued at the United States/Euro exchange rate as of March 31, 2003. The carrying value approximates fair value at March 31, 2004 and 2003.

	March 31, 2004		March 31, 2003
Carrying amounts in United States dollars:	Carrying amount	Exchange rate	Carrying Amount	Exchange rate
	(in thousands)		(in thousands)
Accounts receivable denominated in Euros	$2,747	1.2178	$1,339	1.0788

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at March 31, 2004 and 2003. The carrying value approximates fair value at March 31, 2004 and 2003.

	March 31, 2004			March 31, 2003
Carrying amounts in Euros:	Carrying amount	Forward rate	Settlement date	Carrying Amount	Forward Rate	Settlement date
	(in thousands)			(in thousands)
Currency exchange forward contract # 1	$(224)	1.2015	Jun-04	$(29)	1.0785	Apr-03
Currency exchange forward contract # 2	$(290)	1.2006	Jul-04	$180	1.0303	Apr-03
Currency exchange forward contract # 3	$(224)	1.1195	Aug-04	$212	1.0610	May-03
Currency exchange forward contract # 4	$(224)	1.1985	Sep-04
Currency exchange forward contract # 5	$382	1.2746	Apr-04
Currency exchange forward contract # 6	$445	1.2036	Apr-04
Cash flow hedge contract # 7	$1,017	1.2023	Apr-04
Currency exchange forward contract # 8	$1,462	1.2026	May-04
Cash flow hedge contract # 9	$1,972	1.2009	May-04

Our foreign currency exchange risk relates to changes in the value of the Euro relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

PART I — FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

During the three and six months ended March 31, 2004, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 30, 2004, we held our Annual Stockholder Meeting in Emeryville, California. At the Annual Stockholder Meeting, the stockholders voted on the following proposals:

1.	To elect six (6) directors to serve until the 2005 Annual Stockholder Meeting or until their successors have been elected and qualified or until their earlier resignation, death or removal;

2.	To approve an amendment to the Company’s Employee Stock Purchase Plan (“ESPP”) to increase the number of shares of Common Stock available for issuance under the ESPP by 500,000 shares to a total of 3,500,000 shares; and

3.	To ratify the appointment of KPMG LLP as independent auditors of the Company.

The votes cast for, against or withheld, as well as the number of abstentions, is set forth below as to each matter voted upon at the meeting:

	For	Withheld	Against	Abstain
Item 1: Election of Directors
Reese M. Jones	19,461,831	398,850	—	—
Alan B. Lefkof	19,515,649	345,032	—	—
Robert Lee	19,332,548	528,133	—	—
David F. Marquardt	19,337,492	523,189	—	—
Howard T. Slayen	19,313,937	546,744
Harold S. Wills	19,281,173	579,508	—	—

Item 2: Amendment to ESPP	9,521,227	—	891,045	56,166
Item 3: Ratify appointment of Independent Auditors	19,443,228	—	382,749	34,704

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We filed the following report on Form 8-K during the three months ended March 31, 2004:

•	On January 20, 2004, we filed a Form 8-K reporting Item 7 – Financial Statements and Exhibits and Item 12 – Results of Operations and Financial Condition providing our financial results for the first fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2004	NETOPIA, INC.
(Registrant)

	By:	/s/ Alan B. Lefkof
Alan B. Lefkof
President and Chief Executive Officer

	By:	/s/ William D. Baker
William D. Baker
Senior Vice President, Finance and Operations, and Chief Financial Officer (Principal Financial and Accounting Officer)