Form 10-Q
period 2004-06-30
NETOPIA INC
filed 2005-02-01
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of January 28, 2005, there were 24,899,119 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

Concurrent with the filing of this report on Form 10-Q, we are filing with the Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “2004 10-K”). The 2004 10-K amends our Annual Reports on Form 10-K previously filed for the fiscal years ended September 30, 2003 and September 30, 2002, and our previously filed Form 10-Qs for the fiscal quarters ended March 31, 2004 and December 31, 2003, to reflect the restatements of our consolidated financial statements for all such previously reported periods. This report on Form 10-Q should be read in conjunction with the 2004 10-K, in which we explain the restatements of our consolidated financial statements.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2004	September 30, 2003*
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,535	$22,208
Trade accounts receivable less allowance for doubtful accounts and returns of $112 and $190 at June 30, 2004 and September 30, 2003, respectively	16,296	16,062
Inventories	8,946	5,738
Prepaid expenses and other current assets	919	899

Total current assets	49,696	44,907
Furniture, fixtures and equipment, net	3,062	3,740
Acquired technology and other intangible assets, net	4,428	5,251
Goodwill	2,133	984
Long-term investments	1,032	1,032
Deposits and other assets	1,032	1,105

TOTAL ASSETS	$61,383	$57,019

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,479	$11,222
Accrued compensation	2,453	1,930
Accrued liabilities	1,027	1,583
Deferred revenue	1,552	1,666
Current portion of borrowings under term loans	167	250
Other current liabilities	148	113

Total current liabilities	14,826	16,764
Long-term liabilities:
Borrowings under term loans	—	104
Other long-term liabilities	353	328

Total liabilities	15,179	17,196

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 24,053,827 and 21,631,832 shares issued and outstanding at June 30, 2004 and September 30, 2003, respectively	24	22
Additional paid-in capital	165,243	156,132
Accumulated other comprehensive (loss)	(8)	—
Accumulated deficit	(119,055)	(116,331)

Total stockholders’ equity	46,204	39,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,383	$57,019

*	Derived from the restated audited consolidated balance sheet dated September 30, 2003 included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003 (Restated)	2004 (Restated)	2003 (Restated)
	(in thousands, except per share amounts)
REVENUES:
Broadband equipment	$21,891	$17,718	$63,426	$46,771
Broadband software and services	3,543	4,114	12,074	13,233

Total revenues	25,434	21,832	75,500	60,004

COST OF REVENUES:
Broadband equipment	16,757	12,808	45,780	34,671
Broadband software and services	267	316	706	1,090
Amortization of acquired technology	300	288	900	864

Total cost of revenues	17,324	13,412	47,386	36,625

GROSS PROFIT	8,110	8,420	28,114	23,379

OPERATING EXPENSES:
Research and development	3,846	3,764	11,854	11,758
Research and development project cancellation costs	—	—	—	606
Selling and marketing	5,199	4,855	15,262	15,265
General and administrative	1,184	961	3,591	3,464
Amortization of intangible assets	86	86	259	258
Restructuring costs	—	130	—	472

Total operating expenses	10,315	9,796	30,966	31,823

OPERATING LOSS	(2,205)	(1,376)	(2,852)	(8,444)

Other income (loss), net
Loss on impaired securities	—	—	—	(457)
Other income (expense), net	(52)	(3)	193	(15)

Other income (loss), net	(52)	(3)	193	(472)

Income (loss) before income taxes	(2,257)	(1,379)	(2,659)	(8,916)

Provision for income taxes	(19)	—	(65)	—

NET LOSS	$(2,276)	$(1,379)	$(2,724)	$(8,916)

Per share data, net loss:
Basic and diluted net loss per share	$(0.09)	$(0.07)	$(0.12)	$(0.47)

Shares used in the per share calculations	24,033	19,370	23,247	19,059

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Nine months ended June 30,	2004	2003 (Restated)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,724)	$(8,916)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,344	4,257
Loss on impaired securities	—	457
(Capitalization)/Write-off of capitalized software development costs	—	273
Changes in allowance for doubtful accounts and returns on
Accounts receivable	(79)	(376)
Changes in operating assets and liabilities:
Trade accounts receivable	(155)	(4,901)
Inventory	(3,208)	1,834
Prepaid expenses and other current assets	(20)	202
Deposits and other assets	72	(752)
Accounts payable and accrued liabilities	(1,220)	2,583
Deferred revenue	(114)	(713)
Other liabilities	(504)	80

Net cash used in operating activities	(4,608)	(5,972)

Cash flows from investing activities:
Purchase of long-term investments	—	(26)
Purchase of furniture, fixtures and equipment	(1,296)	(1,131)
Acquisition of business	(146)	—
Capitalization of software development costs	—	(144)
Acquisition of intangibles	(300)	—

Net cash used in investing activities	(1,742)	(1,301)

Cash flows from financing activities:
Borrowings under credit facility	—	4,489
Payments under term loans	(188)	—
Proceeds from the issuance of common stock	7,865	870

Net cash provided by financing activities	7,677	5,359

Net increase (decrease) in cash and cash equivalents	1,327	(1,914)
Cash and cash equivalents, beginning of period	22,208	25,022

Cash and cash equivalents, end of period	$23,535	$23,108

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) The Company

We develop, market and support broadband and wireless (Wi-Fi) products and services that enable our carrier and service provider customers to simplify and enhance the delivery of broadband services to their residential and business-class customers. Our product and service offerings enable carriers and broadband service providers to (i) deliver to their customers feature-rich broadband modems, routers and gateways, (ii) utilize software that allows remote management of equipment located at their customers’ premises, and (iii) provide value-added services to enhance revenue generation and reduce support costs. Our broadband modems, routers and gateways are installed by the customers of carrier and broadband service providers to obtain high-speed, always-on access to the Internet. Our digital subscriber line (DSL) and other broadband gateways are often bundled with virtual private networking (or VPN) capabilities that allow more secure communications over the Internet, firewall protection, parental controls, hot spot access, Web content filtering, combined VoIP and data services, hosting of web sites that we call eSites, and hosting of web stores that we call eStores. Our Netopia Broadband Server (NBBS) software platform enables remote support and management of installed broadband gateways and centralized service provisioning for value-added broadband services such as parental controls or hot spot access. This software platform allows carriers and broadband service providers to provide support to their customers on a remote basis and can reduce the cost of installation and broadband service provisioning over the lifetime of the customer. We also offer Timbuktu and eCare software products for enterprise help desk customers and IT organizations. These products allow help desks to provide support on a remote basis when computer users experience problems or require additional software upgrades with their desktop or laptop computers.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to fairly present a fair statement of results for the interim periods presented. The results of operations for the interim periods reported below do not necessarily indicate the results expected for the full fiscal year or for any future period.

These condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements and related footnotes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The 2004 10-K amends our Annual Reports on Form 10-K previously filed for the fiscal years ended September 30, 2003 and September 30, 2002, and our previously filed Form 10-Qs for the fiscal quarters ended March 31, 2004 and December 31, 2003, to reflect the restatements of our consolidated financial statements for all such previously reported periods. This report on Form 10-Q should be read in conjunction with the 2004 10-K, in which we explain the restatements of our consolidated financial statements. The 2004 10-K also includes more current information regarding the restatement of our financial statements, the related SEC investigation and private securities and derivative litigation, and a discussion of subsequent events and anticipated trends.

Summary of Significant Accounting Policies

During the three months ended March 31, 2004, we adopted a new significant accounting policy, which was not included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Derivatives and Hedging Activities: We recognize all derivatives on the balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge or a contract not qualifying for hedge accounting (“free-standing derivative”). For a cash flow hedge, we record changes in the fair value of the derivative to the extent that it is effective in other comprehensive income. We subsequently reclassify these changes in fair value to net income in the same period(s) that the hedge transaction affects net income in the same financial statement category as the hedged item. For freestanding derivatives, we report changes in the fair values in current period other income. We formally document the relationship between hedging instruments and hedged items. This includes linking all derivatives designated as cash flow hedges to specific forecasted transactions. We also formally assess, both the inception of the hedge and on an ongoing basis, if the derivatives we use are highly effective in off setting changes in cash flows of hedged items. If we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting. We discontinue hedge accounting prospectively when (1) a derivative is no longer highly effective in offsetting changes in cash flows of a hedged item, (2) a derivative expires or is sold, terminated or exercised, (3) a derivative is designated as a hedge, because it is unlikely that a forecasted transaction will occur, or (4) we determine that designation of a derivative as a hedge is no longer appropriate.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) requires the disclosure of non-GAAP net income and earnings per share for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value methods of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The Company accounts for stock-based employee compensation using the intrinsic value method under the Financial Standards Board (“FASB”) Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations, and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123 and 148, (“SFAS 123” and “SFAS 148”, respectively). SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The fair value of each option grant and share purchased under the Employee Stock Purchase Plan are estimated on the date of grant or share purchase using the Black-Scholes option-pricing model with the following estimates used in conjunction with the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Expected life (in years)	7.0	7.0	7.0	7.0
Expected volatility	275%	155%	275%	155%
Risk-free interest rate	4.24%	3.03%	4.24%	3.03%
Expected dividend yield	—	—	—	—

Under the Employee Stock Purchase Plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Expected life (in years)	2.0	2.0	2.0	2.0
Expected volatility	254%	155%	254%	155%
Risk-free interest rate	2.70%	1.66%	2.70%	1.66%
Expected dividend yield	—	—	—	—

As required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, the following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net loss, as reported	$(2,276)	$(1,379)	$(2,724)	$(8,916)

Add: Total stock-based employee compensation expense included in the determination of net loss, as reported	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	1,578	1,490	4,841	5,258

Pro forma net loss	$(3,854)	$(2,869)	$(7,565)	$(14,174)

Basic and diluted net loss per share – as reported	$(0.09)	$(0.07)	$(0.12)	$(0.47)

Basic and diluted net loss per share – non-GAAP	$(0.16)	$(0.15)	$(0.33)	$(0.74)

The Black-Scholes Single Option weighted average fair value of employee stock options granted during the three and nine months ended June 30, 2004 was $5.78 and $8.46, respectively. The Black-Scholes Single Option weighted average fair value of employee stock options granted during the three and nine months ended June 30, 2003 was $3.65 and $3.09, respectively. The weighted average exercise price of employee stock options granted during the nine months ended June 30, 2004 and 2003 was $4.60 and $3.15, respectively.

Estimates: The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes, hedging effectiveness determination, and contingencies. Actual results could differ from these estimates.

Cash and Cash equivalents: The Company records all investments with a maturity of less than 90 days as cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories, net of reserves were as follows:

	June 30, 2004	September 30, 2003
	(in thousands)
Raw materials	$2,234	$1,175
Work in process	126	213
Finished goods	6,586	4,350

	$8,946	$5,738

(3) Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) released a revision to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A public entity shall apply the provisions of the FIN 46 revision no later than the end of the first reporting period that ends after March 15, 2004. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The Company does not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In March 2004, the Emerging Issues Task Force ratified the consensus reached on paragraphs 6 through 23 of Issue No. 03-01 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company does not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In July 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” This issue addresses the determination of whether an investment is in-substance common stock and when to perform that evaluation, but does not address the determination of whether an investor has the ability to exercise significant influence over the operating and financial policies of the investee. The pronouncement is effective for fiscal periods beginning after September 15, 2004. For existing investments, the investor should make an initial determination as to whether the investment is in-substance common stock based on the circumstances existing as of the date of first application of this issue. The Company does not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements.

(4) Acquisition

In October 2003, the Company acquired JadeSail Systems, Inc. (“JadeSail”), a provider of Internet Protocol (“IP”) services management and network equipment provisioning software. The Company and JadeSail, consummated the merger (“the Merger”) whereby Sailaway Merger Sub, Inc., a California corporation and a wholly-owned subsidiary of Netopia, merged with and into JadeSail pursuant to an Agreement and Plan of Merger and Reorganization dated as of October 3, 2003.

JadeSail survived the Merger as a wholly owned subsidiary of Netopia. The Company has incorporated the JadeSail technology into our NBBS software platform in order to increase its functionality.

Under the terms of the merger agreement, the Company issued shares of its common stock in exchange for all the outstanding common stock of JadeSail. The aggregate purchase price was approximately $1.4 million and consisted of (a) 160,000 shares of the Company’s common stock, which were valued using the average of the closing price of the Company’s common stock for the five day period beginning two days prior to and ending two days after the closing date, and (b) other transaction related expenses of approximately $0.2 million. The Company accounted for the transaction using the purchase method. The allocation of the purchase price is based upon the Company’s estimate of the fair value of the tangible and intangible assets acquired as follows:

	Amount	Annual Amortization	Useful Life
	(in thousands)
Cash	$42	n/a	n/a
Accounts payable	(42)	n/a	n/a
Identified intangible assets:
Developed product technology	246	$49	5 years
Goodwill	1,149	n/a	n/a

Total	$1,395	$49

The allocation of the total purchase price of JadeSail to its individual assets and assumed liabilities was based upon the Company’s estimate of the fair value thereof. In addition to the current assets and liabilities that were acquired, intangible assets were identified. These intangible assets were developed product technology, which represents the value of JadeSail’s proprietary know-how that was technologically feasible as of the acquisition date, and goodwill, which represents the excess of the purchase price over the fair value of the underlying net identifiable assets. The goodwill was attributed to the Company’s Web platforms reporting unit. The value of the developed product technology was determined based upon the value of the cash flows expected to be generated by the technology as of the acquisition date.

JadeSail’s operating results are included in the Company’s condensed consolidated financial statements for the three and the nine months ended June 30, 2004. For comparative purposes the following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated statements of operations of the Company for the three and the nine months ended June 30, 2004 giving effect to the JadeSail acquisition and assuming that JadeSail had been acquired as of the beginning of the nine months ended June 30, 2003:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands; except per share amounts)
Revenue – as reported	$25,434	$21,832	$75,500	$60,004
Revenue – as pro forma	$25,434	$21,858	$75,500	$60,086

Net income (loss) – as reported	$(2,276)	$(1,379)	$(2,724)	$(8,916)
Net income (loss) – pro forma	$(2,276)	$(1,388)	$(2,724)	$(8,631)

Basic and Diluted net income (loss) per share – as reported	$(0.09)	$(0.07)	$(0.12)	$(0.45)
Basic and Diluted net income (loss) per share – pro forma	$(0.09)	$(0.07)	$(0.12)	$(0.45)

Shares used in the basic and diluted per share calculations – as reported	24,033	19,370	23,247	19,370
Shares used in the basic and diluted per share calculations – pro forma	24,033	19,530	23,247	19,530

(5) Goodwill and Other Intangible Assets

The Company’s intangible assets at June 30, 2004 consist primarily of goodwill acquired in connection with the acquisitions of JadeSail, WebOrder and netOctopus which the Company is not amortizing, and other intangible assets acquired in connection with the JadeSail and Cayman acquisitions, which the Company is amortizing on a straight-line basis over their estimated useful lives.

The following tables details the Company’s goodwill, maintained in its broadband software and services reporting unit, for the three and nine months ended as of June 30, 2004:

	Acquisition date	Balance at March 31, 2004	Goodwill acquired during the period	Goodwill impairment charges	Balance at June 30, 2004
	(in thousands)
Broadband software and services:
JadeSail	Oct-03	$1,149	$—	$—	$1,149
WebOrder	Mar-00	519	—	—	519
netOctopus	Dec-98	465	—	—	465

Total		$2,133	$—	$—	$2,133

	Acquisition date	Balance at September 30, 2004	Goodwill acquired during the period	Goodwill impairment charges	Balance at June 30, 2004
	(in thousands)
Broadband software and services:
JadeSail	Oct-03	$—	$1,149	$—	$1,149
WebOrder	Mar-00	519	—	—	519
netOctopus	Dec-98	465	—	—	465

Total		$984	$1,149	$—	$2,133

The following tables detail the Company’s other intangible assets, by reporting unit, for the three and nine months ended as of June 30, 2004:

	Acquisition and acquisition date	Balance at March 31, 2004	Other intangible assets acquired during the period	Amortization expense	Balance at June 30, 2004
	(in thousands)
Broadband equipment:
Acquired technology	Cayman Oct-01	$3,809	$—	$289	$3,520
Sales channel relationships	Cayman Oct-01	518	—	86	432

Subtotal		4,327	—	375	3,952

Broadband software and services:
Acquired technology	JadeSail Oct-03	221	—	12	209
Marketing license	Jan-03	291	—	24	267

Subtotal		512	—	36	475

Total		$4,839	$—	$411	$4,428

	Acquisition and acquisition date	Balance at September 30, 2003	Other intangible assets acquired during the period	Amortization Expense	Balance at June 30, 2004
	(in thousands)
Broadband equipment:
Acquired technology	Cayman Oct-01	$4,386	$—	$866	$3,520
Sales channel relationships	Cayman Oct-01	690	—	258	432

Subtotal		5,076	—	1,124	3,952
Broadband software and services:
Acquired technology	JadeSail Oct-03	—	246	37	209
Marketing license	Jan-03	175	300	208	267

Subtotal		175	546	245	475

Total		$5,251	$546	$1,369	$4,428

(6) Per Share Calculations

Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period plus potential dilutive shares from options outstanding using the treasury stock method. All potential dilutive shares have been excluded from the computation of the diluted loss per share for the three and nine months ended June 30, 2004 and 2003, as their effect on the loss per share was anti-dilutive. The following chart details the Company’s per share calculations for the periods indicated:

	Three Months Ended June 30,	Three Months Ended June 30,	Nine Months Ended June 30,	Nine Months Ended June 30,
(in thousands; except per share amounts)	2004	2003	2004	2003
Calculation of basic net income (loss) per share:
Net income (loss)	$(2,276)	$(1,379)	$(2,724)	$(8,916)
Weighted average basic shares outstanding	24,033	19,370	23,247	19,059

Basic net income (loss) per share	$(0.09)	$(0.07)	$(0.12)	$(0.47)

For the nine months ended June 30, 2004, potential dilutive common shares excluded from the computation of diluted loss per share consisted of options to purchase common stock totaling 3,613,129 shares, with a weighted average exercise price of $4.60. For the nine months ended June 30, 2003, potential dilutive common shares excluded from the computation of diluted loss per share consisted of options to purchase common stock totaling 7,807,238 shares, with a weighted average exercise price of $4.22.

(7) Segment, Geographic and Significant Customer Information

Segment Information: The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The Company operates in two segments, broadband equipment and broadband software and services. The Company evaluates performance based on net revenues and gross profits from operations of these two segments, which is detailed for the three and nine months ended June 30, 2004 and 2003 as follows:

	2004			2003
Three months ended June 30,	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
	($ in thousands)
Revenue	$21,891	$3,543	$25,434	$17,718	$4,114	$21,832
Cost of revenues	16,757	267	17,024	12,808	316	13,124
Amortization of acquired technology	288	12	300	288	—	288

Gross profit	4,846	3,264	8,110	4,622	3,798	8,420
Gross margin	22%	92%	32%	26%	92%	39%
Unallocated operating expenses	—	—	10,315	—	—	9,796

Operating loss	$—	$—	$(2,205)	$—	$—	$(1,376)

	2004			2003
Nine months ended June 30,	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
	($ in thousands)
Revenue	$63,426	$12,074	$75,500	$46,771	$13,233	$60,004
Cost of revenues	45,780	706	46,486	34,671	1,090	35,761
Amortization of acquired technology	864	36	900	864	—	864

Gross profit	16,782	11,332	28,114	11,236	12,143	23,379
Gross margin	26%	94%	37%	27%	92%	42%
Unallocated operating expenses	—	—	30,966	—	—	31,823

Operating loss	$—	$—	$(2,852)	$—	$—	$(8,444)

Geographic Information: The Company sells its products and provides services worldwide through a direct sales force, independent non-exclusive distributors and value-added resellers. The Company operates primarily in four regions: United States, Europe, Canada, and Asia Pacific. Revenues outside of the United States are primarily export sales denominated in United States dollars or Euros. Disaggregated financial information regarding the Company’s revenues by geographic region for the three and nine months ended June 30, 2004 and 2003 is as follows:

	Three months ended June 30,				Nine months ended June 30,
	2004		2003		2004		2003
	($ in thousands)
Europe	$9,427	37%	$6,904	32%	$29,422	39%	$16,511	28%
Canada	235	1%	174	1%	594	1%	673	1%
Asia Pacific and other	462	2%	221	1%	171	0%	1,290	2%

Subtotal international revenue	10,124	40%	7,299	33%	30,187	40%	18,474	31%
United States	15,310	60%	14,533	67%	45,313	60%	41,530	69%

Total revenues	$25,434	100%	$21,832	100%	$75,500	100%	$60,004	100%

The Company has no material operating assets outside the United States.

Customer Information: The Company sells its products to incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), distributors, Internet service providers (“ISPs”) and directly to end-users. Disaggregated financial information regarding the Company’s customers that accounted for 10% or more of the Company’s revenue for the three and nine months ended June 30, 2004 and 2003 is as follows:

	Three months ended June 30,				Nine months ended June 30,
	2004		2003		2004		2003
	($ in thousands)
Swisscom AG (Swisscom)	$3,744	15%	$4,096	19%	$15,436	20%	$7,506	13%
SBC Communications, Inc. (SBC)	2,781	11%	2,870	13%	7,748	10%	7,372	12%
Covad Communications Company (Covad)	n/a	n/a	3,279	15%	5,879	8%	8,915	15%
Belgacom	2,611	10%	—	—	3,237	4%	—	—
BellSouth	2,905	11%	n/a	n/a	5,156	7%	n/a	n/a

For the three months ended June 30, 2004 and 2003, there were four and three customers, respectively, that each individually represented at least 10% of the Company’s revenues and in the aggregate, accounted for 47% and 47%, respectively, of the Company’s total revenues. For the nine months ended June 30, 2004 and 2003, there were five and four customers, respectively, that each represented at least 10% of the Company’s revenues and in the aggregate, accounted for 49% and 41%, respectively, of the Company’s total revenues. No other customers during the three or nine months ended June 30, 2004 and 2003 accounted for 10% or more of the Company’s total revenues.

The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

June 30,	2004		2003
	($ in thousands)
Swisscom	$3,718	23%	$3,076	20%
BellSouth	1,920	12%	n/a	n/a
SBC	1,586	10%	187	1%
Covad	936	6%	2,135	14%

(8) Investment in Non-Public Entities

At June 30, 2004 the Company owned 1,850,000 shares of MegaPath, which represents approximately a 1.8% interest. MegaPath offers high-speed broadband access to small and medium size businesses. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its long-term investment in MegaPath is not less than the Company’s $1.0 million carrying value at June 30, 2004 because MegaPath’s most recent financing used a significantly higher valuation.

During the three and nine months ended June 30, 2004 MegaPath purchased $0.5 and $1.1 million, respectively, of the Company’s products. During the three and nine months ended June 30, 2003 MegaPath purchased $0.3 million and $1.1 million, respectively, of the Company’s products. At June 30, 2004, MegaPath’s accounts receivable with the Company was $0.2 million.

(9) Restructuring Costs

During the three months ended June 30, 2003, the Company recorded a restructuring charge of $0.3 million, primarily consisting of employee severance benefits. The Company’s policy is to maintain accruals relating to restructurings for up to two years unless the Company has had definitive closure of the specific liabilities accrued prior to the two-year final review date. Detail of the Company’s remaining liabilities relating to its restructuring activities is as follows:

	Employee severance benefits	Other	Total
	(in thousands)
Balance at September 30, 2003	$15	$—	$15
Less: Amounts paid	—	—	—

Balance at June 30, 2004	$15	$—	$15

(10) Credit Facility

On June 28, 2004, the Company amended its credit facility agreement with Silicon Valley Bank, which resulted in an extension and amendments to the tangible net worth covenant. The new covenant requires that the Company must maintain a minimum tangible net worth of $34 million plus 50% of the Company’s net income in each fiscal quarter commencing with the first fiscal quarter ending September 30, 2004 and shall continue effective thereafter, as well as amending Collection of Accounts, Filing of the Transaction Reports, Limits on the Revolving Loans, Collateral Monitoring Fee and Interest Rate on the Loans as noted below. The Company must also maintain an adjusted quick ratio, as defined as the ratio of (i) the Company’s unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley Bank’s Investment Product Services Division (ISP Division) to (ii) the Company’s current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.25 to 1 from April 30, 2003, and each month ending thereafter.

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 1.00% per annum. As provided in the June 28, 2004 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter within the two-consecutive-fiscal-quarter-period most recently ended, the Credit Facility will bear interest equal to Silicon Valley Bank’s “prime rate” only. At June 30, 2004, the “prime rate” for Silicon Valley Bank was 4.0%. The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

As of June 30, 2004, the Company had no outstanding borrowings under the Credit Facility and had a borrowing availability of approximately $11.9 million.

On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.2 million. The principal amount of Term Loan A is payable in twenty-four equal monthly payments of principal in the amount of $8,333.33 per month, commencing on March 1, 2003 and continuing until paid in full. The remaining balance of $66,667 of Term Loan A, which is expected to be repaid within 12-months, is recorded as a current liability on the Company’s June 30, 2004 condensed consolidated balance sheet. Term Loan A bears interest at a rate equal to Silicon Valley Bank’s prime rate plus 0.75% per annum. As provided in the November 26, 2003 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, Term Loan A will bear interest equal to Silicon Valley Bank’s “prime rate” only. At June 30, 2004, the Silicon Valley Bank’s “prime rate” for Term Loan A was 4.0%. Upon the repayment of any portion of Term Loan A, such portion may not be re-borrowed. The outstanding principal balance of Term Loan A shall be reserved from the amount of credit facility otherwise available to the Company.

Term Loan B. On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.3 million. The principal amount of Term Loan B is payable in twenty-four equal monthly payments of principal in the amount of $12,500.00 per month, commencing on March 1, 2003 and continuing until paid in full. The remaining balance of $100,000 of Term Loan B, which is expected to be repaid within 12-months, is recorded as a current liability on the Company’s June 30, 2004 condensed consolidated balance sheet Term Loan B bears interest at a rate equal to Silicon Valley Banks prime rate plus 1.00% per annum. As provided in the November 26, 2003 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, Term Loan B will bear interest at a rate equal to Silicon Valley Bank’s “prime rate” only. At June 30, 2004, the Silicon Valley Bank’s “prime rate” for Term Loan B was 4.0%. Upon the repayment of any portion of Term Loan B, such portion may not be re-borrowed.

(11) Other Income (Loss), Net

Other income (loss), net consists of interest income the Company earns on its cash and cash equivalents, interest expense related to the Company’s borrowing under its credit facility and term loans and gains and losses on foreign currency transactions. The following table sets forth for the periods indicated detail of the Company’s other income (loss), net:

	For the Three Months Ended		For the Nine Months Ended
June 30,	2004	2003	2004	2003
	(in thousands)
Loss on impaired securities	$—	$—	$—	$(457)
Interest income	42	33	134	145
Interest expense	(29)	(94)	(17)	(237)
Other (Income)	(65)	58	76	77

Total	$(52)	$(3)	$193	$(472)

(12) Financial Instruments

The Company generates revenues and cash receipts in non-U.S. dollars in addition to incurring a portion of its operating expenses in foreign currency, primarily the Euro. The Company uses forward currency contracts and hedges forecasted transactions in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Hedges of Forecasted Transactions

The Company uses forward foreign exchange contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and two months. Such cash flow exposures result from portions of the Company’s forecasted revenues denominated in the Euro. The Company enters into these foreign exchange contracts to hedge forecasted broadband equipment revenues in the normal course of business, and accordingly, they are not speculative in nature.

The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flows from the forecasted transactions. The Company records the ineffective portion of the hedging instruments in other income (loss) on the consolidated statement of operations. As of June 30, 2004, no hedge ineffectiveness occurred. The Company has not excluded any component of the derivative instrument when assessing the hedge effectiveness.

The Company records changes in the fair value of these cash flow hedges in accumulated other comprehensive loss, until the forecasted transaction occurs. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to broadband equipment revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income (loss), net on the consolidated statement of operations at that time. For the quarter ended June 30, 2004, there were no such gains or losses recognized in other income (loss), net relating to hedges of forecasted transactions that did not occur.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Balance Sheet
Unrealized net loss remaining in other comprehensive loss	$(62)	$—	$(62)	$—
Income Statement
Realized net loss reclassified from other comprehensive loss – (Net revenue)	$—	$—	$—	$—
Realized net loss from any ineffective portion of hedges – (Other income (loss), net)	$—	$—	$—	$—

Unrealized net loss from any ineffective portion of hedges - (Other income (loss), net)	$—	$—	$—	$—

Hedging of Foreign Currency Assets and Liabilities

The Company hedges its foreign currency assets and liabilities, primarily trade accounts receivable and trade accounts payable, with foreign exchange forwards. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are largely offset by gains and losses resulting from remeasurement of the foreign currency denominated assets and liabilities (in accordance with SFAS 52 Foreign Currency Translation) being hedged. At June 30, 2004, the outstanding balance sheet hedging derivatives had maturities of 150 days or less.

Net losses recognized in other income (loss) relating to balance sheet hedging for the three and nine months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net gain (loss) recognized in other income (loss)	$(65)	$58	$76	$77

Other Comprehensive (loss)	Beginning Balance September 30, 2003	Net Change of current period hedging activities	Reclassification into earnings current period	Ending Balance June 30, 2004
	(in thousands)
Unrealized net gain (loss) of hedging instruments recognized in other income (loss)	$—	$(9)	$—	$(9)

The Company expects to reclassify $8,000 from other comprehensive (loss) into the Consolidated Statement of Operations within the next twelve months.

(13)	Subsequent Events

In August 2004, the first of four purported class action complaints, Valentin Serafimov, on behalf of himself and all others similarly situated, v. Netopia, Inc., Alan B. Lefkof and William D. Baker, was filed in the United States District Court for the Northern District of California. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint alleged that during the purported class period, November 6, 2003 and July 6, 2004, we made materially false, misleading and incomplete statements and issued false and misleading reports regarding our earnings, product costs, and sales to foreign customers. The other three complaints that subsequently were filed made additional related claims based on the same announcements and allegations of misstatements. As provided in the Private Securities Litigation Reform Act of 1995, the plaintiffs in these actions filed motions to consolidate and to appoint lead plaintiff and lead plaintiff counsel. On December 3, 2004, the court issued an order consolidating the cases under the name In re Netopia, Inc. Securities Litigation, and appointing a lead plaintiff and plaintiff’s counsel. The lead plaintiff has not filed its consolidated amended complaint. We believe that we have strong defenses to the claims asserted in the complaints as initially filed. We intend to defend the case vigorously.

In August 2004, the first of four purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the same announcements and alleged misstatements described above in connection with the purported class actions. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. The plaintiffs have not filed their consolidated amended complaint. We believe that we have strong defenses to the claims asserted in the complaints as initially filed. We intend to defend the cases vigorously.

On October 29, 2004, we were advised by the Securities and Exchange Commission that an informal inquiry previously commenced by the Securities and Exchange Commission had become the subject of a formal order of investigation. This investigation is to determine whether the federal securities laws have been violated. We cooperated fully with the informal inquiry, and we are cooperating fully with the formal investigation. Responding to the formal investigation will likely continue to require significant attention and resources of management. If the Securities and Exchange Commission elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations.

Defending against the securities class action and derivative actions will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the securities class action and derivative actions to our directors and officers liability insurance carriers, the insurance carriers have not agreed to pay for our legal expenses incurred in defending against these actions or agreed that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

On August 24, 2004, the Company received a NASDAQ Staff Determination indicating that the Company had failed to timely file its quarterly report on Form 10-Q for the period ended June 30, 2004, as required by Nasdaq Marketplace Rule 4310(c)(14), and that the Company’s common stock is therefore subject to delisting from The Nasdaq National Market. As a result of the Company’s filing delinquency, the Company’s common stock was delisted from The Nasdaq National Market effective with the open of business on October 20, 2004. Commencing October 20, 2004, quotations for the Company’s common stock appear in the National Daily Quotations Journal, often referred to as the “pink sheets”, where subscribing dealers can submit bid and ask prices on a daily basis. The Company’s trading symbol on the “pink sheets” is “NTPA.PK”.

On October 21, 2004, the Company announced the resignation of William D. Baker as the Company’s Senior Vice President, Finance and Operations, and Chief Financial Officer and the appointment of Mark H. Perry as the Company’s Interim Senior Vice President and Chief Financial Officer.

We have devoted substantial resources and management’s time in connection with the Internal Accounting Review described below, which has resulted in the restatement of our financial statements for the fiscal years ended September 30, 2002 and 2003, and our interim financial statements for fiscal quarters ended December 31, 2003 and March 31, 2004. As a result of the Internal Accounting Review commenced in July 2004, the filing of both this Report on Form 10-Q for the third fiscal quarter ended June 30, 2004 and the 2004 10-K have been delayed beyond the designated filing deadlines.

The Company has restated its consolidated statements for the fiscal years ended September 30, 2002 and 2003 and for all quarters from December 31, 2001 through March 31, 2004, inclusive. All applicable financial information in the consolidated financial statements in the 2004 10-K gives effect to the restatements. Accordingly, the financial statements for those fiscal periods that have been included in the Company’s previous filings with the Securities and Exchange Commission or included in previous announcements should not be relied upon.

Internal Accounting Review

We announced on July 22, 2004, that the Audit Committee of our Board of Directors had initiated an Internal Accounting Review of our accounting and reporting practices, including the appropriateness and timing of the revenue recognition of software license and maintenance fees in two transactions with a single software reseller customer. On September 10, 2004, KPMG LLP, which had served as our independent registered accountant, resigned. At the time of its resignation, KPMG LLP advised us that our audited financial statements for fiscal year ended September 30, 2003 should no longer be relied upon. On September 30, 2004, the Audit Committee engaged Burr, Pilger & Mayer LLP (“BPM”) as our new independent registered public accounting firm to audit our consolidated financial statements for the fiscal years ended September 30, 2004, 2003 and 2002.

The Internal Accounting Review determined that both software transactions referred to above were contingent sales. As a consequence, and, in accordance with the principles of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, we are restating revenue to reflect:

First Transaction

•	the elimination of $750,400 of software license revenue of the approximately $1.5 million originally recorded in the third fiscal quarter ended June 30, 2002 to reflect the proceeds not received during the quarter;

•	the recognition of $632,000 of software license revenue in the fourth fiscal quarter ended September 30, 2002 to reflect the proceeds received during the quarter; and

•	the recognition of $118,000 of maintenance revenue ratably over the four fiscal quarters commencing July 1, 2003 and ending June 30, 2004 during which periods the maintenance revenues were earned, the proceeds for which were received in the fourth fiscal quarter ended September 30, 2002;

Second Transaction

•	the elimination of $750,000 of software license, maintenance and deferred revenue in the fourth fiscal quarter ended September 30, 2003 because no proceeds were received during the quarter;

•	the recognition of $273,000 of software license revenue in the fourth fiscal quarter ended September 30, 2004 to reflect the proceeds received during the quarter; and

•	the recognition of $64,000 of maintenance revenue ratably over the five fiscal quarters commencing July 1, 2004 and ending September 30, 2005 during which periods the maintenance revenues will be earned, the proceeds for which were received in the fourth fiscal quarter ended September 30, 2004.

•	In addition, we will recognize $262,500 of software license revenue in the first fiscal quarter of fiscal year 2005 ended December 31, 2004, reflecting additional proceeds received during the first fiscal quarter of fiscal year 2005 with respect to the second transaction.

As a result of the Internal Accounting Review, we will be recognizing approximately $2.1 million of software license and maintenance revenue with respect to the two transactions, which is the total amount of proceeds that we have received from the software reseller. This amount is $150,000 less than originally recorded because during the fourth fiscal quarter of fiscal year 2004, we entered into an agreement with the software reseller to reduce the amount payable with respect to the second transaction by $150,000. This agreement confirms that we have satisfied all of our outstanding obligations and that the reseller will make no additional payments with respect to this sale.

Other Significant Transactions Requiring Restatement

During the course of our review of the financial statements for fiscal years 2002, 2003 and the first and second fiscal quarters of 2004, we determined that other transactions required adjustment in order for our financial statements to conform more properly to Generally Accepted Accounting Principles (“GAAP”). These adjustments are described below.

Marketing Incentive Programs

We have participated with certain of our distributor and reseller customers in marketing incentive programs that have resulted in the provision of rebates, credits and discounts to these customers. These transactions were originally recorded as marketing expenses. We have determined that these rebates, credits and discounts should be accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), as a reduction to revenues and not as marketing expenses. As a result, for the fiscal years ended September 30, 2002 and 2003, we are reducing revenues by $935,000 and $824,000, respectively, and making offsetting reductions to marketing expenses during the same periods. The adjustments to record these transactions properly are being made on a quarterly basis. For the three months ended December 31, 2003 and March 31, 2004, we are reducing revenues by $289,000 and $174,000, respectively, and making offsetting reductions to marketing expenses during these periods. These adjustments do not change our previously reported net loss for any period.

Rent Expense

We determined that we recorded expenses in error relating to a rental obligation for which we previously had accrued a charge in conjunction with an acquisition. We are correcting this error by reversing (i) $109,000 of operating expenses for fiscal year ended September 30, 2002; (ii) $50,000 of operating expenses for the fiscal year ended September 30, 2003; and (iii) $10,000 and $12,000 of operating expenses for the three months ended December 31, 2003 and March 31, 2004, respectively. These adjustments will reduce our previously reported net loss or increase our previously reported net income for these periods. These adjustments are being recorded on a quarterly basis.

Income Tax Expense

We are reducing our income tax expense by $200,000 for the fiscal quarter ended June 30, 2002 to reflect the receipt of an income tax refund for which there is no associated liability. This adjustment will reduce our net loss for the three months and fiscal year ended June 30, 2002 and September 30, 2002, respectively.

Inventory

We determined that manufacturing overhead had not been properly applied to cost of sales and ending inventory for prior fiscal periods. As a result, inventory valuation was (i) understated by $242,000 at September 30, 2002; (ii) overstated by $320,000 at September 30, 2003; and (iii) and overstated by $16,000 for the first and second fiscal quarters of fiscal years 2004. Accordingly, cost of revenues increased/(decreased) by ($242,000), $320,000, and $16,000 for the fiscal years ended September 30, 2002 and 2003, and for the first and second fiscal quarters of fiscal year 2004, respectively, as a result of these adjustments. The adjustments to properly record manufacturing overhead are being recorded on a quarterly basis, and this summary describes the annual effect of these adjustments.

We determined that the Reserve for Excess and Obsolete Inventory for prior years was inadequate based on information that was known at the end of these periods. The effect of these adjustments was to decrease the net value of inventory by $385,000 and $155,000 at September 30, 2002 and 2003, respectively. Cost of Revenues increased/(decreased) by $385,000, ($230,000), and ($155,000) for the years ended September 30, 2002, 2003 and 2004, respectively, as a result of these adjustments.

Amortization of Other Intangible Assets

We determined that the amortization of other intangible assets, with identifiable lives, related to the acquisitions of Cayman and JadeSail were included incorrectly in operating expenses. We have reclassified the expenses to cost of revenue for fiscal years 2002 and 2003 and for the first quarter of fiscal year 2004. Cost of revenues increased by $288,000 per quarter or $1.2 million for fiscal years ended September 30, 2002 and 2003. For the first quarter of fiscal year 2004, cost of revenues increased by $300,000. Although these adjustments do not impact our previously reported net loss/income for these periods, they will reduce the gross margins reported for these periods.

Summary

On January 25, 2005, the Audit Committee met with the Company’s Interim Senior Vice President and Chief Financial Officer and BPM to review the effect on the Company’s previously issued financial statements of: (i) the findings of the Internal Accounting Review, (ii) the other significant transactions requiring adjustment, as described above, and (iii) and certain other adjustments, including other revenue and expense transactions that were overstated in certain periods and understated in other periods. While the amounts associated with these other adjustments are relatively small, we believe that it is appropriate to record them as part of these restatements so that our financial statements are as accurate as possible. The Audit Committee approved the adjustments and resulting restatements to previously issued financial statements.

The net effect of all of the restatement adjustments is to:

•	decrease our net loss by approximately $23,000 during the fiscal quarter ended March 31, 2004;

•	increase our net income by approximately $34,000 during the fiscal quarter ended December 31, 2003;

•	increase our net loss by approximately $545,000 for the fiscal year ended September 30, 2003; and

•	increase our net loss by approximately $9,000 for the fiscal year ended September 30, 2002.

•	As described above, as a result of the restatement adjustments, we also will recognize $262,500 of software license revenue in the first fiscal quarter of fiscal year 2005 ended December 31, 2004, reflecting additional proceeds received during the first fiscal quarter of fiscal year 2005.

In the 2004 10-K we have provided tables that set forth certain unaudited quarterly results of operations data for the twelve quarters ended September 30, 2004, both as previously reported and as restated.

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “potential,” “believe,” “estimate,” “intends” and “continue” or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other “forward-looking” information. There will be events in the future that we are not able to predict or over which we have no control, which may adversely affect our future results of operations, financial condition or stock price. The risk factors described in this Form 10-Q, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-Q could seriously harm our business and that, upon the occurrence of any of these events, the price of our common stock could decline. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

Company Overview

We develop, market and support broadband and wireless (Wi-Fi) products and services that enable our carrier and service provider customers to simplify and enhance the delivery of broadband services to their residential and business-class customers. Our product and service offerings enable carriers and broadband service providers to (i) deliver to their customers feature-rich broadband modems, routers and gateways, (ii) utilize software that allows remote management of equipment located at their customers’ premises, and (iii) provide value added services to enhance revenue generation and reduce support costs for their customers. Our broadband modems, routers and gateways are installed by the customers of carrier and broadband service providers to obtain high-speed, always-on access to the Internet. Our digital subscriber line (DSL) and other broadband gateways are often bundled with virtual private networking (VPN) capabilities that allow more secure communications over the Internet, firewall protection, parental controls, hot spot access, Web content filtering, combined voice and data services, hosting of web sites that we call eSites, and hosting of web stores that we call eStores. Our Netopia Broadband Server (NBBS) software platform products enable remote support and management of installed broadband gateways and centralized service provisioning for value-added broadband services such as parental controls or hot spot access. This architecture allows carriers and broadband service providers to provide support to their customers on a remote basis and potentially reduce the cost of installation and broadband service provisioning over the lifetime of the customer. We also offer Timbuktu and eCare software products for enterprise help desk customers and IT organizations. These products allow help desks to provide support on a remote basis when computer users experience problems or require additional software upgrades for their desktop or laptop computers.

Broadband Equipment. We have developed a comprehensive family of broadband Internet modems, routers and gateways, which allow the transport of high-speed data over carrier networks including the local copper loop and new deployments of fiber-optic networks. This family of products serves many of wide area network (WAN) interfaces including DSL, Ethernet and T1, and LAN interfaces including Wi-Fi and Ethernet. Our broadband Internet products are designed to deliver high performance, excellent reliability, scalability, and affordability, and to be a platform from which our carrier and service provider customers can offer their customers additional services and applications. We believe key components to our success are comprehensive interoperability with leading central office DSL equipment, a common firmware platform across all versions of our broadband Internet products, and technology such as our 3-D Reach™ technology which we believe gives our Wi-Fi products greater and more reliable wireless coverage than that of many of our competitors. The substantial majority of our revenues are generated from sales of our broadband Internet products, in particular our DSL modems, routers and gateways. During the three and nine months ended June 30, 2004 and 2003, revenue from the sale of our broadband Internet products have accounted for 84%, 84%, 79% and 71%, respectively, of our total revenues. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our Broadband equipment are classified as “broadband equipment.”

Broadband Software and Services. Our service delivery platform includes the Netopia Broadband Server software (NBBS), which enables carrier and service providers to manage remotely Netopia and other third party devices and to deliver value-added broadband services. The NBBS platform includes modules that perform different functions: “Zero Touch” provisioning for the initial installation of broadband equipment at the customer premises and ongoing remote administration and support; Hot Spot Manager for the provisioning, authentication and management of hot spot venue access; Parental Controls for Web content filtering and email and chat management; VPN Policy Manager for the setup and administration of secure VPN enabled WAN networks. Our eCommerce solution provides “no assembly required” Web sites and online stores that we call eSites and eStores, with a wide variety of vertical market content packages to suit many needs, from franchisees to sole proprietors. Our systems management software includes Timbuktu, a systems management tool providing remote computer control, configuration, support and file transfer. We hold one United States patent relating to Timbuktu systems management software. The term of this patent is through August 2010. During the three and nine months ended June 30, 2004 and 2003, revenue from the sale of our broadband services have accounted for 16%, 16%, 21% and 29%, respectively, of our total revenues. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our broadband software and services are classified as “Broadband software and services.”

We primarily market and sell our products in the United States, Canada, Europe and the Asia Pacific region through a field sales organization and through selected distributors. Our broadband equipment products are generally sold directly to our carrier and service provider customers or in some cases to distributors who then resell our products. Our broadband software and services products are generally sold directly to our customers. We primarily sell our products to:

•	Telecommunication carriers, including: incumbent local exchange carriers (ILECs), such as Swisscom AG, SBC Communications Inc., BellSouth Telecommunications, Inc., eircom Ltd., Belgacom and Verizon Communications Inc.; competitive local exchange carriers (CLECs), including Covad Communications Group, Inc. and NextGenTel; and Internet service providers (ISPs) and managed service providers (MSPs), including EarthLink, Inc., MegaPath Networks, Inc. and Netifice Communications, Inc.;

•	Distributors, including: Ingram Micro Inc. and Tech Data Corporation; and

•	Directly to end-users.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to revenue, accounts receivable, inventories, investments, intangible assets and goodwill. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis. The Audit Committee reviews any changes in our methodology for arriving at our estimates, and discusses the appropriateness of any such changes with management and our independent auditors on a quarterly basis. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We generally recognize revenue from the sale of broadband Internet equipment at the time of shipment to a third party customer when (a) persuasive evidence of an arrangement exists; (b) the price to the customer is fixed or determinable; (c) the customer is obligated to pay us and the obligation is not contingent on resale of the product; (d) the customer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product; (e) we do not have significant obligations for future performance to directly bring about resale of the product by the customer; and (f) the customer takes title of the goods. However, determining whether and when some of these criteria have been satisfied often involve assumptions and judgments that can have significant impact on the timing and amount of revenue we report. At the date of shipment, assuming that the revenue recognition criteria specified above is met, we provide for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

We recognize software revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, and SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We generally have multiple element arrangements for our software revenue including software licenses and maintenance. We allocate the arrangement fee to each of the elements based on the residual method utilizing vendor specific objective evidence (“VSOE”) for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for maintenance is generally based on the price the customer would pay when sold separately. Software license revenue is recognized when a non-cancelable license agreement has been signed or a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months.

We recognize revenue from long-term software development contracts using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. For these contracts, which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. In cases where a sale of a license does not include implementation services, as in the sale of additional seats, revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met. On a quarterly basis, we review costs incurred to date along with an estimate to complete and compare the sum of such amounts against the revenue expected from the arrangement to determine the need for an accrual for loss contracts.

We apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Our enhanced web site services generally involve the delivery of multiple services. We allocate a portion of the arrangement fee to the undelivered element, generally web site hosting, based on the residual method utilizing VSOE for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for hosting is based on the price the customer would pay when sold separately. Fair value for the delivered elements, primarily fulfillment services, is based on the residual amount of the total arrangement fees after deducting the VSOE for the undelivered elements. Fulfillment revenue is recognized when a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, collection is considered probable and the fulfillment has been completed. Hosting revenues are deferred and recognized ratably over the related service period, generally twelve months. We record unearned revenue for these arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy.

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

We have adopted the provisions of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), for the accounting treatment of marketing incentive programs that have resulted in the provision of rebates, credits and discounts given to our customers directly or indirectly. We presume such incentive programs and rebates, credits and discounts to be a reduction of the selling prices of the our products and/or services and, therefore, are characterized as a reduction of revenue when recognized in our Consolidated Financial Statements.

Goodwill. On October 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We perform our annual impairment test, as required by SFAS No. 142, in our fiscal fourth quarter.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and deemed uncollectible. Management specifically analyzes the aging of accounts receivable and also analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts in any accounting period. We will continue to monitor our customers’ ability to pay throughout the term of the applicable arrangement and will adjust the provision for bad debt allowance or defer revenue recognition, as appropriate. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of June 30, 2004, our principal source of liquidity included cash and cash equivalents in the amount of $23.5 million, a credit facility with a maximum borrowing capacity of up to $11.9 million from which we had no outstanding borrowings at June 30, 2004, and two term loans from which we had a total amounts outstanding of approximately $0.2 million.

Cash and Cash Equivalents. The following table sets forth our cash and cash equivalents as of June 30, 2004 and September 30, 2003.

	June 30, 2004	September 30, 2003	Increase/(decrease)
Cash and cash equivalents	$23,535	$22,208	$1,327	6%

For the nine months ended June 30, 2004, cash and cash equivalents increased primarily due to the proceeds we received from the issuance of our common stock offset by cash used in our operating activities and capital equipment purchases.

Net Cash Used in Operating Activities

During the nine months ended June 30, 2004, our operating activities utilized $4.6 million of cash. Excluding the changes in operating assets and liabilities, our operating activities generated $0.1 million of cash primarily due to our depreciation and amortization. Changes in our operating assets and liabilities used $5.2 million of cash primarily as a result of increased inventory purchases and increased accounts payable balances and partially offset by decreased deposit and other assets. Our inventory increased as a result of increased ocean shipments of in-transit finished goods and a greater amount of shipments billed Delivered Duty Paid (“DDP”), which does not allow the Company to recognize the sale and receivable until the product is received by the customer and to an increase in sales.

Net Cash Used in Investing Activities

During the nine months ended June 30, 2004, investing activities used approximately $1.7 million of cash, of which $1.3 million was related to the purchase of capital equipment primarily for use in our development and manufacturing operations.

Net Cash Provided from Financing Activities

During the nine months ended June 30, 2004, we generated $7.7 million of cash, primarily due to the proceeds we received from the issuance of our common stock, offset by payments to the Company’s term loans.

Commitments

As of June 30, 2004, we had commitments that consisted of facilities and equipment under operating lease agreements, borrowings under term loans and purchase commitments primarily for inventory. Purchase obligations are comprised of purchase commitments with our contract manufacturers. Our contract manufacturers procure component inventory on our behalf based on our production orders. We are obligated to purchase component inventory that the contract manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum cash payments with respect to such commitments.

Fiscal years ended September 30,	2004 (a)	2005	2006	2007	2008	Thereafter	Totals
	(in thousands)
Purchase obligations	$20,446	$—	$—	$—	$—	$—	$20,446
Facility and operating lease commitments	380	1,291	938	966	650	—	4,225
Payments under term loans	62	104	—	—	—	—	166
							—

Totals	$20,888	$1,395	$938	$966	$650	$—	$24,837

(a)	Represents cash commitments for the remaining 3 months of fiscal year 2004.

At June 30, 2004, we had no borrowings under our credit facility and had an outstanding balance of approximately $0.2 million borrowed under our term loans. We currently believe we have enough cash and cash equivalents and that our business activities will be generate sufficient cash to cover our working capital needs for at least the next twelve months. To the extent our business does not generate sufficient cash to cover our working capital needs, we would utilize our credit facility, which currently has a maximum borrowing capacity of up to $15.0 million. As of June 30, 2004, our borrowing availability under our credit facility which was approximately $11.9 million and we did not have any material commitments for capital expenditures.

Trade Accounts Receivable, Net. The following table sets forth our trade accounts receivables, net as of June 30, 2004 and September 30, 2003 and quarterly day sales outstanding calculations.

Fiscal years ended September 30,	2004	2003
	(in thousands)
Trade accounts receivable, net	$16,296	$16,062
Days sales outstanding (DSO)	58 days	59 days

Changes in our trade accounts receivable, net balances and days sales outstanding are primarily due to the timing of sales within the quarter, increased revenues and collections performance.

Inventories. The following table sets forth our inventories as of June 30, 2004 and September 30, 2003.

	June 30, 2004	September 30, 2003	Increase/(decrease)
			$	%
	($ in thousands)
Inventory	$8,946	$5,738	$3,208	56%
Inventory turns	4.8	7.9

Inventory consists primarily of raw material, work in process, and finished goods. Inventory increased primarily due to an increase of finished goods inventory, which included ocean shipments of in-transit finish goods for which title had not transferred to the customers. Inventory levels may increase or decrease in the future if customers do not provide accurate forecasts, sell-through and on-hand inventory information, thereby impairing ability to correctly forecast expected customer demand, or if customers defer or otherwise delay purchases or shipments. As a result of rapidly changing technology and customer requirements, the Company continues to closely monitor its inventory requirements and balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence.

Results of Operations for the Three and Nine Months Ended June 30, 2004 and 2003

The following table sets forth for the periods indicated certain unaudited condensed consolidated statement of operations data. To help understand the data, each item of data is also shown as a percentage of total revenues along with the dollar and percentage change from the same period in the prior fiscal year. This data has been derived from the consolidated financial statements elsewhere in this Form 10-Q, and in the 2004 10-K, in which we describe the restatement adjustments for the same period in the prior year. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q and in the 2004 10-K.

	Three months ended June 30,				Percent increase/ (decrease)	Nine months ended June 30,				Percent increase/ (decrease)
	2004		2003 (Restated)			2004 (Restated)		2003 (Restated)
	(in thousands)					(in thousands)
REVENUES:
Broadband equipment	21,891	86%	17,718	81%	24%	63,426	84%	46,771	78%	36%
Broadband software and services	3,543	14%	4,114	19%	-14%	12,074	16%	13,233	22%	-9%

Total revenues	25,434	100%	21,832	100%	16%	75,500	100%	60,004	100%	26%

COST OF REVENUES:
Broadband equipment	16,757	66%	12,808	59%	31%	45,780	61%	34,671	58%	32%
Broadband software and services	267	1%	316	1%	-16%	706	1%	1,090	2%	-35%
Amortization of acquired technology	300	1%	288	1%	100%	900	1%	864	1%	4%

Total cost of revenues	17,324	68%	13,412	61%	29%	47,386	63%	36,625	61%	29%

GROSS PROFIT	8,110	32%	8,420	39%	-4%	28,114	37%	23,379	39%	20%

OPERATING EXPENSES:
Research and development	3,846	15%	3,764	17%	2%	11,854	16%	11,758	20%	1%
Research and development project cancellation costs	—	0%	—	0%	0%	—	0%	606	1%	-100%
Selling and marketing	5,199	20%	4,855	22%	7%	15,262	20%	15,265	25%	0%
General and administrative	1,184	5%	961	4%	23%	3,591	5%	3,464	6%	4%
Amortization of intangible assets	86	0%	86	0%	0%	259	0%	258	0%	0%
Restructuring costs	—	0%	130	1%	-100%	—	0%	472	1%	-100%

Total operating expenses	10,315	41%	9,796	45%	5%	30,966	41%	31,823	53%	-3%

OPERATING LOSS	(2,205)	-9%	(1,376)	-6%	60%	(2,852)	-4%	(8,444)	-14%	-66%

Other income (loss), net	(52)	0%	(3)	0%	1633%	193	0%	(472)	-1%	-141%

Income (loss) before income taxes	(2,257)	-9%	(1,379)	-6%	64%	(2,659)	-4%	(8,916)	-15%	-70%

Provision for income taxes	(19)	0%	—	0%	-100%	65	0%	—	0%	100%

NET LOSS	$(2,276)	-9%	$(1,379)	-6%	65%	$(2,724)	-4%	$(8,916)	-15%	-69%

Per share data, net income (loss):
Basic and diluted net loss per share	$(0.09)		$(0.07)		38	$(0.12)		$(0.47)		-75%

Shares used in the per share calculations	24,033		19,370		14%	23,247		19,059		22%

REVENUES

Total revenues for the three and nine months ended June 30, 2004 increased from the three and nine months ended June 30, 2003 primarily due to increased revenues from the sale of our broadband equipment products partially offset by reduced revenues from the sale of our broadband software and services.

Broadband Equipment. Broadband equipment revenues increased for the three and nine months ended June 30, 2004 from the three and nine months ended June 30, 2003 primarily due to increased international volumes of ADSL broadband equipment These increases were partially offset by the effect of declining average unit selling prices primarily as a result of the mix of products sold, price competition from foreign and domestic competitors, and customer driven demands. The mix of broadband equipment sales changes as we continue to win new customers, which serve the residential market for ADSL broadband Internet services. Residential-class products, and ADSL products in general generate a lower average unit-selling price than similar business-class products. We believe that increased sales volumes from new customers and new opportunities with existing customers will help offset any declines in revenues resulting from lower ASPs. See the “Product Volume and Average Selling Price Information” section below, which sets forth our volumes and average selling prices.

Broadband software and services. Broadband software and services revenues decreased for the three and nine months ended June 30, 2004 from the three and nine months ended June 30, 2003 because the three and nine months ended June 30, 2003 included revenue from a software integration project that was completed during the three months ended September 30, 2003 as well as reduced revenues from the licensing of our help-desk products.

Product Volumes and Average Selling Price Information

The following tables sets forth for the periods indicated, volumes and average selling prices, excluding accessories, of our broadband equipment products. The decline in average selling prices resulted from increased unit sales of lower price residential class products as compared to higher price business class products, as well as competitive market conditions generally. We expect that average-selling prices will continue to decline.

	2004	2003	Increase/(decrease)
Three months ended June 30,			Units/$	%

Product volumes	236,977	101,826	135,151	133%
Average selling prices	$89	$144	$(55)	(38)%

Nine months ended June 30,
Product volumes	711,132	186,532	524,600	281%
Average selling prices	$88	$156	$(68)	(44)%

COST OF REVENUES

Cost of revenues consists primarily of material costs of broadband equipment products. Total cost of revenues increased for the three and nine months ended June 30, 2004 from the three and nine months ended June 30, 2003, primarily as a result of increased sales volumes of ADSL broadband equipment and component cost increases. To the extent that component costs continue to increase as a result of improved general economic conditions and customer demand, we expect cost of revenues as a percent of total revenues may continue to increase in the future. To help offset any cost increases, we intend to leverage the increasing volumes with our contract manufacturers to reduce their costs, and to continue to pursue product redesigns and alternative, lower cost components for our products in an effort to reduce our overall product material costs.

Gross Margin

Gross margins for the three and nine months ended June 30, 2004 were 31.9% and 37.2%, respectively compared to 38.6% and 39.0%, respectively for the three and nine months ended June 30, 2003. Included in the cost of revenues for the three and nine months ended June 30, 2004 was the amortization of acquired technologies of $0.3 million and $0.9 million, respectively, reducing the gross margins by 1.2% for both the three and nine month periods. The decrease in gross margins was primarily the result of lower average selling prices and with higher component costs.

Broadband equipment. Broadband equipment gross margins decreased to 22.1% and 27.8%, respectively for the three and nine months ended June 30, 2004 from 27.7% and 25.9%, respectively, for the same periods in the prior year. The decrease was primarily due to average selling price decreases, increased component and product costs and the inclusion of amortization expense related to acquired technologies. The primary factors influencing the Company’s broadband equipment gross margins are product mix, ability to reduce product costs based on negotiations with vendors, increased cost absorption resulting from increased volumes, and the timing of these cost reductions relative to market pricing conditions.

Broadband software and services. Broadband software and services gross margins for the three and nine months ended June 30, 2004 were 92.1% and 94.2%, respectively, compared to 92.3% and 91.8%, respectively, for the three and nine months ended June 30, 2003. The decrease in gross margins was primarily the result of fixed labor costs associated with decreased revenues.

Broadband equipment products have a lower average gross margin than broadband software and services products. Accordingly, to the extent we sell more broadband equipment, overall gross margins will be lower. In the past, gross margins have varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

•	The continued shift in mix towards a greater percentage of sales of our broadband equipment than of broadband software and services, which typically have higher gross margins;

•	Pricing strategies;

•	Increased sales of residential-class broadband equipment which have lower average selling prices than business-class broadband equipment;

•	Product and material cost changes;

•	The cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	Provision for excess inventory;

•	New versions of existing products; and

•	External market factors, including but not limited to, price competition.

OPERATING EXPENSES

Research and Development. Research and development expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. Research and development expenses were $3.9 million and $11.9 million, respectively, for the three and nine months ended June 30, 2004, compared to $3.8 million and $11.8 million, respectively, for the three and nine months ended June 30, 2003.

We expect to continue to allocate substantial resources to product and technological development. Research and development expenses will remain consistent. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility and therefore we do not capitalize software development costs.

Selling and Marketing. Selling and marketing expenses consist primarily of salary and commission expenses for our sales force and related travel expenses, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses were $5.2 million and $15.2 million, respectively, for the three and nine months ended June 30, 2004, compared to $4.9 million and $15.3 million, respectively, for the three and nine months ended June 30, 2003. The increase for the three months ended June 30, 2004, compared to the three months ended June 30, 2003 was primarily due to increased headcount and employee related expenses partially off-set by decreased commission expense as a result of changes to sales compensation plans. Selling and marketing expenses for the nine months ended June 30, 2004 were consistent with expenses for the nine months ended June 30, 2003. We expect that selling and marketing expenses will remain at current levels.

General and Administrative. General and administrative expenses consist primarily of employee related expenses, legal and accounting fees as well as insurance costs. General and administrative expenses for the three and nine months ended June 30, 2004 were $1.2 million and $3.6 million, respectively, compared to $1.0 million and $3.5 million, respectively, for the three and nine months ended June 30, 2003. The increase in general and administrative expenses for the three and nine months ended June 30, 2004 compared the same periods in the prior year was primarily due to increased employee related expenses and increased professional fees.

We anticipate that general and administrative expenses for fiscal 2005 may increase as a result of the ongoing legal expenses relating to the SEC investigation and private securities litigation resulting from the Internal Accounting Review and the restatements of our financial statements, as well as increased expenses related to implementation of Section 404 of the Sarbanes-Oxley Act, which requires our management to assess the effectiveness of our internal controls over financial reporting.

Amortization of Other Intangible Assets. For the three and nine months ended June 30, 2004, amortization of other intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisitions of JadeSail and Cayman. For comparative purposes, these items have been reclassified in the June 30, 2003 presentation for consistency and are now presented as a category in cost of revenues excluding the portion related to sales and marketing which remained in operating expenses. For the three and nine months ended June 30, 2003, amortization of other intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisition of Cayman (See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Restructuring Costs. There were no restructuring costs for the three and nine months ended June 30, 2004. For the three and nine months ended June 30, 2003, restructuring costs primarily consisted of employee severance benefits related to a reduction in workforce, and facility closure costs related to the closure of a sales office in Hong Kong. (See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Risk Factors

The following risk factors discussed below should be considered carefully in evaluating our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of these risk factors and other risks discussed elsewhere in this Form 10-Q, and the risks discussed in our other filings with the United States Securities and Exchange Commission, our actual results could differ materially from those projected in any forward-looking statements. You should carefully consider all these risks and other information in this report before investing in Netopia. The fact that certain risks are endemic to our industry does not lessen the significance of the risk.

We have a history of losses and negative cash flow. We may incur losses and negative cash flow in the future, which could significantly harm our business.

During the quarter ended June 30, 2004, we incurred a loss of $2.3 million and used $4.6 million of cash for operating activities. We incurred losses from continuing operations of $8.3 million and $31.9 million for the fiscal years ended September 30, 2003 and 2002, respectively, and used $2.8 million and $10.7 million and $2.1 million of cash during the fiscal years ended September 30, 2003 and 2002, respectively. Our cash and cash equivalents totaled $23.5 million at June 30, 2004. We may not be able to reach, sustain or increase profitability or generate cash on a quarterly or annual basis, which could significantly harm our business.

We may find it difficult to raise needed capital in the future, which could delay or prevent introduction of new products or services, require us to reduce our business operations or otherwise significantly harm our business.

We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and to increase our market share. As a result, and due to any future net losses and use of cash, the continuing operations of our business may require capital infusions. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations. We believe we have adequate cash, cash equivalents and borrowing capacity are adequate to meet our anticipated capital needs for the next twelve months. However, if we are unable to obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially and adversely affected and we would not be able to operate our business.

If we are unable to resolve pending private securities litigation and the SEC investigation related to and arising out of the restatement of our consolidated financial statements in a timely and economic manner, our business could be significantly harmed.

We currently are named as a defendant in a consolidated private securities action brought as a purported class action. In addition, there are purported derivative actions pending in state and federal court in California. We also are the subject of a formal order of investigation by the Securities and Exchange Commission to determine whether the federal securities laws have been violated. Responding to the formal order of investigation will require significant attention and resources of management. If the SEC elects to pursue an enforcement action, the defense could be costly and require additional management resources. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations. Defending against the securities class action and derivative actions also will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could we liable for large damage awards that could seriously harm our business and results of operations. While we have provided notice of the securities class action and derivative actions to our directors and officers liability insurance carriers, the insurance carriers have not agreed to pay for our legal expenses incurred in defending against these actions or agreed that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

Substantial sales of our broadband equipment will not occur unless telecommunications carriers and service providers continue to expand their deployments of DSL and other broadband services, and this could reduce our revenues and significantly harm our business.

The success of our broadband equipment depends upon the extent to which telecommunications carriers and service providers continue to expand their deployments of DSL and other broadband services. Factors that have impacted such deployments include:

•	Lengthy approval processes followed by carriers and service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

•	The continued improvement of business models for DSL and other broadband services, including the capability to market, sell, install and maintain DSL and other broadband services;

•	Lack of compatibility of DSL equipment that is supplied by different manufacturers;

•	Rapidly changing industry standards for DSL and other broadband technologies; and

•	Government regulation.

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

We expect our revenues to become increasingly dependent on our ability to sell our broadband equipment to ILECs, and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

ILECs have been aggressively marketing DSL services principally focusing on residential services. Prior to our acquisition of Cayman, we had not sold meaningful quantities of our Broadband equipment to ILECs in the United States. As a result of our acquisition of Cayman, we expanded our customer base to include two ILEC customers in the United States, SBC and BellSouth, to which we previously had not sold our Broadband equipment. We have committed resources that are working to expand our sales in the ILEC channel both domestically and internationally. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, long-term product deployment cycles and intense price pressures. ILECs currently obtain equipment from our competitors, such as 2Wire, Inc., Siemens Aktiengesellschaft (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation, Westell Technologies, Inc. and ZyXEL Communications Co., which have proven to be strong competitors. There is no guarantee we will be successful in expanding our presence in the ILEC market. If we fail to penetrate further the ILEC market for our products and services, our business may be materially and adversely affected.

The loss of, or decline in, purchases by one or more of our key customers would result in a significant decline in our revenues and harm business.

We rely on a small number of customers for a large portion of our revenues. For both the three months ended June 30, 2004 and the fiscal year ended September 30, 2003, there were seven and four customers, respectively, that each individually represented at least 5% of our revenues and in the aggregate, accounted for 67% and 48%, respectively, of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the three months ended June 30, 2004 and the fiscal year ended September 30, 2003, our international sales represented 40% and 32%, respectively, of our total revenues. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband equipment products to many of our European customers are denominated in Euros. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, who could result in decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros.

Additional risks associated with international operations could adversely affect our sales and operating results in Europe.

Our international operations are subject to a number of difficulties and special costs, including, but not limited to:

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

In addition, if we establish more significant operations overseas, we may incur additional costs that would be difficult to reduce quickly because of employee-related laws and practices in those countries.

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

In the market for broadband equipment, we primarily compete with 2Wire, Siemens (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson, Westell and ZyXEL.

In the market for our broadband software and services products, we primarily compete with Altiris, Inc., Computer Associates International, Inc., CrossTec Corporation, Expertcity, Inc., LANDesk Software, Inc., Microsoft Corporation and Symantec Corporation. We anticipate intense competition from some of these companies because some of these competitors provide their products to consumers at no cost.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ending June 30, 2004, our revenues have ranged from $17.1 million to $28.3 million, and our net results have ranged from $1.2 million of income to a loss of $46.6 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

During the quarters ended June 30, 2004 and March 31, 2004, our operating results were below the expectations of securities analysts. It also is likely that in some future quarter, quarters or year, our operating results again will be below the expectations of securities analysts or investors. When our operating results are below such expectations, the market price of our common stock may decline significantly. In addition to the uncertainties and risks described elsewhere under this “Risk Factors” heading, variations in our operating results will likely be caused by factors related to the operation of our business, including, but not limited to:

•	Variations in the timing and size of orders for our broadband equipment products;

•	Increased price competition for our broadband equipment products;

•	Our ability to license, and the timing of licenses, of our broadband software and services products;

•	The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband equipment as a percentage of our total revenues and increased sales of lower margin ADSL products within our family of Broadband equipment;

•	The price and availability of components for our broadband equipment; and

•	The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements.

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

We purchase the semiconductor chips for our broadband Internet products from a limited number of suppliers, and the inability to obtain in a timely manner a sufficient quantity of chips at an economic price would adversely affect our business.

All of our broadband equipment products rely on special semiconductor chips that we purchase from fewer than five suppliers. We do not have volume purchase contracts with any of our suppliers and they could cease selling to us at any time. In addition, our suppliers change their selling prices frequently in response to market trends, including increased demand industry-wide. Because we generally have been unable to pass component price increases along to our customers, our gross margins and operating results have been harmed as a result of component price increases. If we are unable to obtain a sufficient quantity of these semiconductor chips in a timely manner for any reason, sales of our broadband equipment products could be delayed or halted. Further, we could also be forced to redesign our broadband equipment products and qualify new suppliers of semiconductor chip sets. The resulting stoppage or delay in selling our products and the expense of redesigning our products would adversely affect our business.

If we were unable to obtain components and manufacturing services for our Broadband equipment from independent contractors and specialized suppliers, our business would be harmed.

We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our broadband equipment relies on components that are supplied by independent contractors and specialized suppliers. Furthermore, substantially all of our roadband equipment includes printed circuit boards that are manufactured by fewer than five contract manufacturers that assemble and package our products. We do not have guaranteed supply arrangements with these third parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient components for our broadband equipment also depends on our ability to accurately forecast our future requirements. If we are unable to obtain a sufficient quantity of components from independent contractors or specialized suppliers in a timely manner for any reason, sales of our broadband equipment could be delayed or halted. Similarly, if supplies of circuit boards or products from our contract manufacturers are interrupted for any reason, we will incur significant losses until we arrange for alternative sources. In addition, we may be required to pay premiums for components purchased from other vendors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our broadband equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our broadband equipment would seriously harm our reputation and business.

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

Our software platform known as Netopia Broadband Server (NBBS) enables network operations centers of broadband service providers the ability to remotely manage, support, and troubleshoot installed broadband gateways, thereby providing the potential for reducing support costs. We believe that NBBS can assist us in differentiating our products and services from those of our competitors. However, NBBS and the underlying technology are relatively new, and we cannot provide any assurance that, when deployed in mass scale, NBBS will perform as expected, there are no hidden bugs or defects, or it will be widely adopted by the customers to whom we are marketing the platform.

We may not be able to successfully develop, introduce, enhance or market these or other products and services necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business. Many of our broadband equipment products and services are relatively new. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, or introduce rapidly new products that meet such requirements for performance, price, features and compatibility with other DSL equipment. Failure to continue to develop and market competitive products would harm our competitive position and operating results.

Our revenues will not grow and we may incur greater losses if we cannot successfully sell our broadband software and services products. We derive a substantial portion of the recurring revenues from our broadband software and services products from a small number of large customers.

The majority of our broadband software and services revenues are derived from the sale of software products for corporate help desks, including Timbuktu and eCare. For the three months ended June 30, 2004 and the fiscal year ended September 30, 2003, revenues from these help desk applications were 70% and 62%, respectively, of total revenues for our broadband software and services products. We anticipate that the market for Timbuktu will grow more slowly than the market for our other broadband software products and services. We also have not derived significant revenues from the Netopia Broadband Server software platform. In addition, we rely on a small number of licensees of our broadband software and services to promote the use of our broadband software and services for building web sites and stores. As a result, we derive the majority of the recurring revenues from our broadband software and services products from fewer than five customers. The extent and nature of the promotions by licensees of our broadband software and services are outside of our control. If licensees of our eSite and eStore software do not successfully promote web sites and stores to their customers, we will not generate continued recurring revenues. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

If hosting services for our broadband software and services perform poorly, our revenue may decline and we could be sued.

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

We may continue to experience declining gross margins due to price competition and an increase in sales of lower margin broadband equipment as a percentage of our total revenue.

We expect that sales of our broadband equipment may account for a larger percentage of our total revenues in future periods. Because our broadband equipment products are sold at lower gross margins than our broadband software and services products, and sales volumes of our lower margin ADSL products are increasing, our overall gross margins will likely decrease. Further, we expect that the market for broadband equipment will remain highly competitive and as a result, we will be continue to lower the prices we charge for our broadband equipment. If the average selling price of our broadband equipment continues to decline faster than our ability to realize lower manufacturing and product costs, our gross margins related to such products, as well as our overall gross margins, are likely to decline.

Failure to attract or retain key personnel could harm our business.

Our future performance depends on the continued service of our senior management, product development and sales personnel. The loss of the services of one or more of our key personnel could seriously harm our business. Competition for qualified personnel in our industry and geographic location is intense. Although we believe our personnel turnover rate is consistent with industry norms, our future success depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity.

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

A small number of stockholders hold a large portion of our common stock. One of our directors owns approximately 3.7% of our common stock outstanding at January 28, 2005. To the extent any of our large stockholders decides to sell substantial amounts of our common stock in the public market over a short period of time, based on the historic trading volumes, we expect the market price of our common stock could fall.

Our industry may become subject to changes in regulations, which could harm our business.

Our industry and industries on which our business depends may be affected by changes in regulations. For example, we depend on telecommunications service providers for sales of our broadband equipment, and companies in the telecommunications industry must comply with numerous regulations. If our industry or industries on which we depend become subject to regulatory changes that increase the cost of doing business or doing business with us, our revenues could decline and our business could be harmed. For example, if a regulatory agency imposed restrictions on DSL service that were not also imposed on other forms of high-speed Internet access, our business could be harmed.

Business interruptions that prevent our ability to deliver products and services to our customers could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, labor disputes by transportation providers, and other events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay area and may be susceptible to the risk of earthquakes. If there is an earthquake in the region, our business could be seriously harmed. We do not have a detailed disaster recovery plan. In addition, our business interruption insurance may not be sufficient to compensate us fully for losses that may occur and any losses or damages incurred by us in the event we are unable to deliver products and services to our customers could have a material adverse effect on our business.

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

In recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of affected companies. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future as it has in the past, including fluctuations that are unrelated to our performance. In the past, securities class action litigation has often been brought against a company following periods of volatility in market price of its securities. We have recently experienced significant volatility in the price of our stock. We currently are and may in the future be the target of securities litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

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

PART I — FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and Cash Equivalents

Our exposure to market risks for changes in interest rates primarily relates to our investment portfolio. Our investments are made in accordance with an investment policy approved by our Board of Directors, which aims at minimizing credit risk through the diversification of our investments. Maturities of our investments are typically 90-days or less. The investments are classified as held-to-maturity and properly carried on our condensed consolidated balance sheets at its original purchase price. Our investment instruments are subject to changes in the interest rate and credit rating risk. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these risk factors, our investment income may decline and we may suffer losses in principal. We do not use derivatives to reduce or eliminate our exposure to changes in interest rates or credit ratings.

The table below presents the market value and related weighted-average interest rates for our investment portfolio at June 30, 2004 and 2003. All investments mature in 90-days or less.

	June 30, 2004			June 30, 2003
Principal (notional) amounts in United States dollars:	Cost basis	Fair market value	Average interest rate	Cost basis	Fair market value	Average interest rate
	(in thousands)			(in thousands)
Cash equivalents	$16,607	$16,607	0.92%	$9,747	$9,747	1.3%

Other Interest Rate Risks

Our market interest rate risk for borrowings under our credit facility, from which we had no borrowings at June 30, 2004, which relates primarily to the rate charged by Silicon Valley Bank in conjunction credit facility agreement. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) as long as no default or event of default has occurred and is continuing, and as long as we maintain profitability as of the end of each fiscal quarter. To the extent there is a default or an event of default has occurred and is continuing or we cannot maintain profitability, the interest rate on the credit facility would change to the prime rate plus 0.75% per annum. To the extent we borrow interest rates increase, which would result in increased expense.

Foreign Currency

Our exposure to foreign exchange risk relates primarily to sales and corresponding receivables made to international customers denominated in Euros and employee-related expenses for employees based in European Union countries. We are subject to risks typical of an international business including, but not limited to, differing economic conditions and tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. To minimize the effects of potential short-term fluctuations on our operating result stemming from our exposure to foreign currency changes, we enter into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. In June 2004, we entered into forward contracts to hedge forecasted revenues for June, July, August and September 2004 denominated in Euros. All currency exchange contracts have a maturity of less than one year.

The table below presents the carrying value, in United States dollars, of accounts receivables denominated in Euros at June 30, 2004 and 2003. The accounts receivable at June 30, 2004 are valued at the United States/Euro exchange rate as of June 30, 2004 and the accounts receivable at June 30, 2003 are valued at the United States/Euro exchange rate as of June 30, 2003. The carrying value approximates fair value at June 30, 2004 and 2003.

	June 30, 2004		June 30, 2003
Carrying amounts in United States dollars:	Carrying amount	Exchange rate	Carrying Amount	Exchange rate
	(in thousands)		(in thousands)
Accounts receivable denominated in Euros	$2,437	1.2085	$1,820	1.1677

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at June 30, 2004 and 2003. The carrying value approximates fair value at June 30, 2004 and 2003.

	June 30, 2004			June 30, 2003
Carrying amounts In Euros:	Carrying amount	Forward Rate	Settlement date	Carrying Amount	Forward Rate	Settlement Date
	(in thousands)			(in thousands)
Currency exchange forward contract # 1	$(290)	1.2006	Jul-04	$473	1.1425	Jul-03
Currency exchange forward contract # 2	$1,039	1.1979	Jul-04
Currency exchange forward contract # 3	$(1,039)	1.1979	Jul-04
Currency exchange forward contract # 4	$790	1.2050	Jul-04
Currency exchange forward contract # 5	$(224)	1.1995	Aug-04
Cash flow hedge contract # 6	$1,674	1.1960	Aug-04
Cash flow hedge contract # 7	$(224)	1.1985	Sept-04
Cash flow hedge contract # 8	$1,957	1.2058	Sept-04

PART I — FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

Changes in internal controls

During the three and nine months ended June 30, 2004, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As described in Note 13 of Notes to Consolidated Financial Statement, as a result of the Internal Accounting Review, we are restating our financial statements for the fiscal years ended September 30, 2002 and 2003, and our interim financial statements for the fiscal quarters ended December 31, 2003 and March 31, 2004. As a result of the Internal Accounting Review commenced in July 2004, the filing of both this Report on Form 10-Q for the third fiscal quarter ended June 30, 2004 and the 2004 10-K have been delayed beyond the designated filing deadlines.

In response to the matters discovered in connection with the Internal Accounting Review, we have taken steps to strengthen control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements. In addition to the changes in internal controls listed below, we intend to correct the identified weaknesses in our internal controls and procedures that led to the restatements by taking the following steps, among others:

•	Making changes in our personnel, including the appointment of a new senior sales executive and a new Interim Chief Financial Officer;

•	Continuing to improve the quality and experience of in-house finance personnel with extensive software revenue recognition experience;

•	Conducting and continuing to develop internal training programs for affected employees on applicable policies and procedures and sending finance personnel to external training and continuing education programs;

•	Continuing to improve the operational procedures for software transactions to ensure that proper documentation has been prepared and approved prior to recording revenue in accordance with the principles of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended.

We believe changes to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these controls will be met. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 that requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent auditors, Burr Pilger & Mayer LLP, will be required to attest to whether our assessment of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of September 30, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are named as a defendant in an action pending in the United States Bankruptcy Court for the Northern District of California entitled E. Lynn Schoenmann, trustee of NorthPoint Communications, Inc. v. Netopia. In this action commenced on January 11, 2003, the trustee of the bankruptcy estate of NorthPoint Communications, Inc. (“NorthPoint”) is seeking to recover approximately $1.2 million that NorthPoint paid to us within the 90 day preference period before NorthPoint filed for bankruptcy in January 2001. NorthPoint’s trustee is claiming that NorthPoint was insolvent at the time it made these payments, and that therefore the payments are recoverable preferences within the meaning of the Bankruptcy Code. We believe that we have defenses to the claims asserted by NorthPoint’s trustee, and we intend to continue to defend ourselves vigorously. We do not believe that the outcome of this lawsuit is likely to harm our business seriously.

In August 2004, the first of four purported class action complaints, Valentin Serafimov, on behalf of himself and all others similarly situated, v. Netopia, Inc., Alan B. Lefkof and William D. Baker, was filed in the United States District Court for the Northern District of California. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint alleged that during the purported class period, November 6, 2003 and July 6, 2004, we made materially false, misleading and incomplete statements and issued false and misleading reports regarding our earnings, product costs, and sales to foreign customers. The other three complaints that subsequently were filed made additional related claims based on the same announcements and allegations of misstatements. As provided in the Private Securities Litigation Reform Act of 1995, the plaintiffs in these actions filed motions to consolidate and to appoint lead plaintiff and lead plaintiff counsel. On December 3, 2004, the court issued an order consolidating the cases under the name In re Netopia, Inc. Securities Litigation, and appointing a lead plaintiff and plaintiff’s counsel. The lead plaintiff has not filed its consolidated amended complaint. We believe that we have strong defenses to the claims asserted in the complaints as initially filed. We intend to defend the case vigorously.

In August 2004, the first of four purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the same announcements and alleged misstatements described above in connection with the purported class actions. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. The plaintiffs have not filed their consolidated amended complaint. We believe that we have strong defenses to the claims asserted in the complaints as initially filed. We intend to defend the cases vigorously.

On October 29, 2004, we were advised by the Securities and Exchange Commission that an informal inquiry previously commenced by the Securities and Exchange Commission had become the subject of a formal order of investigation. This investigation is to determine whether the federal securities laws have been violated. We cooperated fully with the informal inquiry, and we are cooperating fully with the formal investigation. Responding to the formal investigation will likely continue to require significant attention and resources of management. If the Securities and Exchange Commission elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations.

In January 2005, we were notified by the Occupational Health and Safety Administration (OSHA) that Netopia was named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees allege the Company terminated them in retaliation for their participation in the Internal Accounting Review conducted by the audit committee. We filed a response to the complaint on January 21, 2005 with OSHA. (The Internal Accounting Review is described above in greater detail in Item 1, Note 13 to Unaudited Condensed Consolidated Financial Statements.) The agency has not determined whether it will conduct an investigation into this matter. We believe that we have strong defenses and intend to defend the complaint vigorously.

Defending against the securities class action and derivative actions will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the securities class action and derivative actions to our directors and officers liability insurance carriers, the insurance carriers have not agreed to pay for our legal expenses incurred in defending against these actions or agreed that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

In addition to the lawsuits described above, from time to time we are involved in other litigation or disputes that are incidental to the conduct of our business. We are not party to any such other incidental litigation or dispute that in our opinion is likely to seriously harm our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We filed the following report on Form 8-K during the three months ended June 30, 2004:

•	On April 19, 2004, the Company filed a Current Report on Form 8-K reporting Item 7 – Financial Statements and Exhibits and Item 12 – Results of Operations and Financial Condition, providing our financial results for the second fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2005	NETOPIA, INC.
(Registrant)

	By:	/s/ Alan B. Lefkof
Alan B. Lefkof
President and Chief Executive Officer

	By:	/s/ Mark H. Perry
Mark H. Perry
Interim Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)