Form 10-K
period 2004-09-30
NETOPIA INC
filed 2005-02-01
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2004

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

Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check ✓ if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check ✓ whether the registrant is an accelerated filer.    Yes  ☑    No  ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2004, the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold was $282,201,021.

As of January 28, 2005, there were 24,899,119 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference herein.

NETOPIA, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “potential,” “believe,” “estimate,” “intends” and “continue” or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other “forward-looking” information. There will be events in the future that we are not able to predict or over which we have no control, which may adversely affect our future results of operations, financial condition or stock price. The risk factors described in this Form 10-K, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-K could seriously harm our business and that, upon the occurrence of any of these events, the price of our common stock could decline. All forward-looking statements included in this Form 10-K are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

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

We were incorporated in California in 1986 as Farallon Computing, Inc. In 1996 we were reincorporated in Delaware as Farallon Communications, Inc. In November 1997, we changed our name to Netopia, Inc. We initially focused on the development of networking products for AppleTalk local area networks (LANs). In 1993, we revised our business strategy to concentrate on the Internet and Intranet markets by using our transmission control protocol/Internet protocol (TCP/IP) and routing expertise. In 1998, we introduced our family of DSL broadband equipment. In 2002, we expanded and enhanced our broadband product and service offerings, primarily as a result of the technology acquired in connection with our acquisitions of Cayman Systems, Inc. (Cayman) and DoBox, Inc. (DoBox). In October 2003, we acquired JadeSail Systems, Inc. (JadeSail), a provider of Internet Protocol (IP) services management and network equipment provisioning software. We have integrated JadeSail’s technology into our NBBS platform, adding policy-based IP Services definition and provisioning for firewall and VPN services. In 2003, we introduced our Wi-Fi modems and gateways. In 2004, we introduced new broadband value-added service offerings, which include turnkey hot spot venue access and parental controls. We additionally enhanced our product line of broadband modems, routers and gateways to support triple play services (voice, video and data) and to support the data requirements of carriers focused on deploying high-speed triple play networks over fiber, commonly known as fiber to the home (FTTH) or fiber to the premises (FTTP). Our principal offices are located at 6001 Shellmound Street, 4th Floor, Emeryville, California 94608, and our telephone number is (510) 420-7400.

Unless the context otherwise required, in this Annual Report on Form 10-K, the terms “Netopia,” “the Company,” “we,” “us,” and “our” refers to Netopia, Inc. and its subsidiaries. Our fiscal year ends on September 30 and fiscal years are referred to by the calendar years in which they end. For example, “fiscal year 2004” and “fiscal 2004” refer to the fiscal year ended September 30, 2004.

Products and Services

Broadband Equipment. We have developed a comprehensive family of broadband Internet modems, routers and gateways, which allow the transport of high-speed data over carrier networks including the local copper loop and new deployments of fiber-optic networks. This family of products serves many of wide area network (WAN) interfaces including DSL, Ethernet and T1, and LAN interfaces including Wi-Fi and Ethernet. Our broadband Internet products are designed to deliver high performance, excellent reliability, scalability, and affordability, and to be a platform from which our carrier and service provider customers can offer their customers additional services and applications. We believe key components to our success are comprehensive interoperability with leading central office DSL equipment, a common firmware platform across all versions of our broadband Internet products, and technology such as our 3-D Reach™ technology which we believe gives our Wi-Fi products greater and more reliable wireless coverage than that of many of our competitors. The substantial majority of our revenues are derived from sales of our broadband Internet products, in particular our DSL modems, routers and gateways. During fiscal years 2004, 2003 and 2002, revenues from the sale of our broadband Internet products accounted for 84.6%, 79.4% and 70.9%, respectively, of our total revenues.

The following table summarizes our broadband equipment product family and their applications:

Product Line	Description	Applications
Netopia 3000 Series DSL, Ethernet and Wi-Fi Broadband Modems, Routers and Gateways	Broadband gateway that connects to a corresponding DSL, Optical Network or Ethernet switching device in the service providers’ central office. Our “smart” class of self-installable and remotely manageable and configurable modems and gateways.	For the single or multi-computer home, small business and Internet wireless “hot spot” venue. LAN interface options include Wi-Fi, Ethernet and USB.

Netopia 4000 Series DSL and T1 Broadband Gateways	Business class gateways that connect to the service providers’ central office. Provide robust routing, security, and management features optimized for the business and enterprise applications.	For small and medium size businesses and distributed enterprises: Ethernet LAN interface; hardware based VPN acceleration; dial back-up; firewall protection.

Netopia R-Series DSL, Leased Line, ISDN and Analog Broadband Gateways	Business class gateways that connect to the service providers’ central office. Provide robust routing, security, and management features optimized for the business user. Modular architecture allows for cost-effective WAN interface hardware upgrades.	For small and medium size businesses: Ethernet LAN interface; VPN features; firewall protection; dial back-up.

Broadband Software and Services. Our service delivery platform includes the Netopia Broadband Server software (NBBS), which enables carrier and service providers to manage remotely Netopia and other third party devices and to deliver value-added broadband services. The NBBS platform includes modules that perform different functions: “Zero Touch” provisioning for the initial installation of broadband equipment at the customer premises and ongoing remote administration and support; Hot Spot Manager for the provisioning, authentication and management of hot spot venue access; Parental Controls for Web content filtering and email and chat management; VPN Policy Manager for the setup and administration of secure VPN enabled WAN networks. Our eCommerce solution provides “no assembly required” Web sites and online stores that we call eSites and eStores, with a wide variety of vertical market content packages to suit many needs, from franchisees to sole proprietors. Our systems management software includes Timbuktu, a systems management tool providing remote computer control, configuration, support and file transfer. We hold one United States patent relating to Timbuktu systems management software. The term of this patent is through August 2010. During fiscal years 2004, 2003 and 2002, revenues from the sale of our broadband software and services have accounted for 15.4%, 20.6% and 29.1%, respectively, of our total revenues.

The following table summarizes our broadband software and services product family:

Product Line	Description
Netopia Broadband Server Platform

Zero Touch	Our Zero Touch provisioning and support service is designed to allow carriers and service providers to ship generic broadband devices to customer sites and automatically install and provision broadband access and specific value-added broadband services on an individualized basis. This service can provide cost reductions in inventory management and provisioning as well as on-going support cost reductions for change management of deployed devices.

Hot Spot Manager	Providing turn-key hot spot provisioning, Wi-Fi authentication and security, Hot Spot Manager allows carriers and service providers to offer hot spot functionality to their customer base. Included with these services are custom branding and eCommerce functionality along with Family Friendly Surfing which eliminates objectionable content from being viewed at a Hot Spot venue.

Parental Controls	Our Parental Controls solution provides server-based filtering, with code included with the gateway to enforce rule sets for Internet usage in the home environment. With Netopia’s Parental Controls service, carrier and service providers can offer a revenue-generating broadband service which governs Internet access by time-of-day, content, email and chat.

VPN Policy Manager	VPN Policy Manager allows service providers to offer managed business services including the setup and administration of Virtual Private Networks (VPNs), firewall and configuration policy management as well as firmware change control. This service can reduce the overall cost of service management for carriers while enabling value-added business services for additional revenue.

E-commerce	Includes the eSite and eStore hosting solutions which offer “no assembly required” eSites and e-commerce enabled eStores for small and medium size businesses.

Systems Management Software

Timbuktu and netOctopus Enterprise	Includes systems management tools for the multi-platform enterprise, which include remote computer configuration, computer asset management, software distribution, remote control and file transfer.

Broadband Technology

DSL

The substantial majority of our business is based and dependent upon products that utilize DSL technology. This technology uses complex modulation methods to enable high-speed data services over copper phone lines. DSL technology allows the simultaneous transmission of data at speeds from 1 Megabit per second (Mbps) to

24Mbps, or many times faster than standard 56 Kilobits per second (Kbps) modem service, while also providing standard analog telephone service over a single pair of copper wires at distances of up to 20,000 feet. With DSL technology, a user can talk and have high-speed data transmissions at the same time over a regular phone line. DSL products enable telecommunication carriers to provide interactive multimedia services over copper wire while simultaneously carrying traditional telephone services, thus mitigating the need for the telecommunication carriers to install second lines to support these services. Our products support many DSL WAN interfaces such as: asynchronous DSL (ADSL, ADSL2, ADSL2+ and VDSL) which refers to DSL technology that provides bi-directional transmission capacity at varying speeds; and symmetric DSL (SDSL), symmetric high bit-rate SDL (SHDSL) and integrated services digital network DSL (IDSL), each of which refers to DSL technology that provides bi-direction transmission capacity at the same speeds.

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

Fiber-to-the-Premises (FTTP)

Carriers and services providers are seeking to deliver triple play services including voice, video and data for increased market penetration and incremental revenue. These services demand higher bandwidth and quality of service (QoS) capabilities. As a result, new investments are being made in high-speed fiber-optic networks and VDSL technology, which enables improved data transmission rates to the home or business subscriber.

The fiber-optic network is comprised of an Optical Line Terminal located in the carrier’s central office, which aggregates fiber-optic connections. The premise connection consists of either a remote VDSL DSLAM, which then connects via copper to the home, or office or the fiber-optic cable is connected directly to an Optical Network Terminator (ONT), which delivers up to 100Mbps via Ethernet into the home or office. Netopia does not develop, sell or market these devices however we do provide the gateway, which resides in the home or office and connects directly to the VDSL DSLAM or ONT.

Customers

We sell our products in the United States, and internationally, primarily in Europe, to:

•	Telecommunication carriers, including: incumbent local exchange carriers (ILECs), such as Swisscom AG, SBC Communications Inc., BellSouth Telecommunications, Inc., eircom Ltd. and Verizon Communications Inc.; competitive local exchange carriers (CLECs), including Covad Communications Group, Inc. and NextGenTel; and Internet service providers (ISPs) and managed service providers (MSPs), including EarthLink, Inc., MegaPath Networks, Inc. and Netifice Communications, Inc.

•	Distributors, including: Ingram Micro Inc., Tech Data Corporation, and Groupe Softway; and

•	Directly to end-users.

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

Distribution, Sales and Marketing

We sell our products through a domestic and international field sales organization and through selected distributors. We market our products in the United States and Europe both directly and through distributors, and in Canada and the Asia Pacific region through distributors. Our broadband equipment products are generally sold directly to our carrier and service provider customers or in some cases to distributors who then resell our products. Our broadband software and services are generally sold directly to our customers.

The sales process for both our broadband equipment and broadband services can be lengthy. At the first stage of the process, our telecommunication carrier customers invite us, and many competitors, to respond to detailed requests for information or proposal. Even if our products are selected for further consideration after receiving our response to such a request, prior to selling our broadband equipment to telecommunication carriers, the products and services generally undergo lengthy approval and purchase processes. Although the telecommunication carrier approval processes vary to some extent depending on the customer and the product being evaluated, they generally are conducted as follows:

•	Laboratory Evaluation. The product’s function and performance are tested against all relevant industry standards and customer requirements.

•	Technical Trial. A number of DSL lines are equipped with the product for simulated operation in a field trial. The field trial is used to evaluate performance, assess ease of installation and establish troubleshooting procedures.

•	Commercial Deployment. Commercial deployment does not usually mean that one supplier’s product is purchased for all of the carriers needs throughout the system as telecommunication carriers often rely upon multiple suppliers to ensure that their needs can be met. Subsequent orders, if any, are generally placed under supply agreements that, regardless of term, are generally not subject to minimum volume commitments and in certain circumstances may be cancelled without significant penalty.

Although our business historically was not materially affected by seasonal trends, to the extent that our customers market our products to residential customers more widely, we believe that we may experience increased seasonality. The effect of this seasonality is that our first fiscal quarter may benefit, and that our second fiscal quarter may be weaker than the preceding first fiscal quarter, which we experienced in fiscal year 2004.

Research and Development

We believe that our future business and operating results depend in part on our ability to continue to develop new products and enhance existing products in a timely manner, and to develop strategic product development relationships. We continuously evaluate changing market needs to provide customers with new broadband equipment and services incorporating new technologies, standards and functionality. We continue to make a significant investment in product engineering, research and development. Research and development (“R&D”) expenses were $15.8 million, $15.6 million and $17.4 million for fiscal years 2004, 2003 and 2002, respectively. We expect to continue to devote substantial resources to product and technological development.

Our R&D personnel are organized into development teams focused either on the development of our broadband equipment, our NBBS software platform or our systems management software. Each product development team is generally responsible for conceiving new products for its target markets, adapting standard products or technology to meet new customer needs, and sustaining engineering activities related to our existing products. In particular, our hardware development team endeavors to achieve enhanced product performance and reduced product costs for each succeeding generation of broadband equipment product. We believe the key to this strategy is developing an initial architecture for each product that enables engineering innovations to result in performance enhancements and future cost reductions.

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

Product and Customer Support

We believe that effective product and customer support are important criteria used by our customers in selecting our broadband equipment and service offerings. Telecommunication carriers, ISPs, independent distributors and dealers, value-added resellers (VARs), end users, network managers and administrators, consultants and other experienced technical experts utilize our telephone support lines, fax and online support services to access our support personnel and internal technical databases. Additionally, support personnel are trained to satisfy the needs of our customers and end users, as well as the needs of our customers’ end users who are not technical experts and do not have access to sophisticated technical support. We believe that our support programs have been successful in creating brand loyalty through our focused support of the specialized needs of these customers and end users, and through the easy-to-use, plug-and-play design of our broadband equipment and services.

With different service programs, including VPN set-up services enabled by VPN Policy Manager, we can remotely configure our Internet gateways and assist users in setting up Internet service with the user’s telecommunication carrier and ISP. Our expertise in solving technical problems enables us to commit our resources to analyze any problem a customer or end user may have, even if it involves a product from another company. We believe that the effect of these activities is to build customer loyalty to us as the single source for broadband equipment and services.

Manufacturing

We primarily utilize third-party contract manufacturers, and have a limited internal configuration capability, to meet our customer requirements and product demand. Our third-party contract manufacturers produce our hardware products in factories primarily located in Thailand, China and Mexico. They produce substantially all of the circuit boards for our broadband equipment and in certain circumstances assemble, package and ship our products directly to our customers. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs.

Competition

The markets for our broadband equipment and broadband services are intensely competitive, highly fragmented and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. A large number of companies offer competitive products. We expect competition to intensify as current competitors expand their product and service offerings and new competitors enter the market. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

Competitors vary in size, scope and breadth of the products and services offered. Our current and prospective competitors include original equipment manufacturers (OEMs), product manufacturers of broadband equipment, developers of Web site and e-commerce software, developers of remote control and collaboration software, and developers of Web based help desk applications. In the market for broadband equipment and services, we primarily compete with 2Wire, Inc., Siemens AG (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation, Westell Technologies, Inc. and ZyXEL Communications Co. In the market for our broadband software and services products, we primarily compete with Altiris, Inc., Computer Associates International, Inc., CrossTec Corporation, Expertcity, Inc., LANDesk Software, Inc., Microsoft Corporation and Symantec Corporation.

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

We cannot provide assurance that we will be able to compete successfully in the future. Our inability to successfully compete would seriously harm our business.

Intellectual Property and Other Proprietary Rights

Our ability to compete is dependent in part on our proprietary rights and technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We presently have one United States patent issued that relates to eCare and Timbuktu and remote control software. The term of this patent is through August 2010. We also have filed a patent application relating to the design of our Wi-Fi DSL gateways. We generally enter into confidentiality or license agreements with our employees, consultants, resellers, distributors, customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. However, in some instances, we may find it necessary to release our source code to certain parties.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee the safeguards we employ will protect our intellectual property and other valuable competitive information. In addition, the laws of some foreign countries where our products are or may be manufactured or sold, particularly developing countries including various countries in Asia, do not protect our proprietary rights as fully as do the laws of the United States. We rely upon certain software, firmware and hardware designs that we license from third parties, including firmware that is integrated with our internally developed firmware and used in our products to perform key functions. We cannot be certain that these third-party licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, such licenses could result in shipment delays or reductions until equivalent firmware is developed or licensed, and integrated into our products, which would seriously harm our business.

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. Although we have not been party to any such litigation, in the future, third parties may claim that our current or potential future products or we infringe their intellectual property. The evaluation and defense of any such claims, with or without merit, could be time-consuming and expensive. Furthermore, such claims could cause product shipment delays or require us to enter into royalty or licensing agreements on financially unattractive terms, which could seriously harm our business.

Employees

As of January 28, 2005, we employed 261 persons, including 84 in research and development, 65 in sales and marketing, 28 in professional services, 29 in customer service and support, 26 in manufacturing operations, and 29 in general and administrative functions. We also contract with consultants who provide us short and long-term services in various areas of our business. During the past two years, we have reduced our workforce to align expenses better with revenue levels. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Our future performance depends on the continued service of our senior management, product development and sales personnel, particularly Alan Lefkof, our President and Chief Executive Officer. With the exception of our Interim Senior Vice President and Chief Financial Officer, who entered into a six month employment agreement commencing in October 2004, none of our employees is bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Competition for qualified personnel in our industry and geographic location is intense. Although we believe that our personnel turnover rate is consistent with industry norms, our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel as well as provide extensive training to new hires so they achieve desired levels of productivity.

Segment Financial Information

You can find certain financial information with respect to our reportable segments and geographic areas in which we operate in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, particularly Note 10 of Notes to Consolidated Financial Statements.

Available Information

The Company’s Internet website address is http://www.netopia.com. At this website we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this report or any report we file with, or furnish to, the SEC.

ITEM 2. PROPERTIES

Each of the facilities we occupy is leased for a term of one to five years. We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. Since our California facilities are located near major earthquake fault lines in the San Francisco Bay area, our business could be seriously harmed in the event of a major earthquake. The following table sets forth our facilities and their related lease terms as of September 30, 2004:

Location	Primary use	Operating segment	Square Feet	Lease term	Expires	Renewal option	Renewal term	Renewal commences
Emeryville, California	Headquarters; research and development, selling, marketing, service, general and administrative	Broadband equipment and Broadband software and services	30,438	5 years, 6 months	June 30, 2008	No	n/a	n/a

Billerica, Massachusetts (a)	Research and development, customer service	Broadband equipment	19,291 4,909	5 years 5 years	March 31, 2005 March 31, 2005	Yes Yes	3 years, 9 months 3 years	April 1, 2005 April 1, 2005

San Leandro, California	Distribution center	Broadband equipment and Broadband software and services	14,406	2 years, 8 months	August 27, 2005	No	n/a	n/a

Lawrence, Kansas	Research and development	Broadband software and services	7,465	3 years	June 30, 2005	Yes	3 years	July 1, 2005

Fremont, California	Research and development	Broadband equipment and Broadband software and services	7,061	5 years	November 30, 2004	Yes	5 years	December 1, 2004

Addison, Texas	Selling	Broadband software and services	7,847	5 years, 8 months	August 31, 2008	Yes	3 years	September 1, 2008

Other (b)	Selling, marketing and research and development	Broadband equipment and Broadband software and services	Less than 7,000

(a)	Subleased from Eastman Kodak Company.
(b)	Other office space with less than 7,000 square feet per location in Orem, Utah; Paris, France; Maastritch, Netherlands; Alexandria, Virginia; and Beijing, China used primarily for selling, marketing and research and development activities.

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

In January 2005, we were notified by the Occupational Health and Safety Administration (OSHA) that Netopia was named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees allege the Company terminated them in retaliation for their participation in the Internal Accounting Review conducted by the audit committee. We filed a response to the complaint on January 21, 2005 with OSHA. (The Internal Accounting Review is described below in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.) The agency has not determined whether it will conduct an investigation into this matter. We believe that we have strong defenses and intend to defend the complaint vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fiscal fourth quarter ended September 30, 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and their ages as of January 28, 2005, are as follows:

Name	Age	Position
Alan B. Lefkof	51	President, Chief Executive Officer and Director
Mark H. Perry	54	Interim Senior Vice President and Chief Financial Officer
Brooke A. Hauch	56	Senior Vice President, Professional Services
David A. Kadish	52	Senior Vice President, General Counsel and Secretary
Bao Nguyen	41	Vice President of Software Engineering
Jeffrey G. Porter	41	Vice President, Marketing
Dano Ybarra	47	Senior Vice President, Sales and Marketing

Alan B. Lefkof. Mr. Lefkof, President, Chief Executive Officer and Director, joined Netopia as President and a member of the Board of Directors in August 1991 and has been Chief Executive Officer since November 1994. Mr. Lefkof received a B.S. in computer science from the Massachusetts Institute of Technology in 1975 and a M.B.A. from Harvard Business School in 1977.

Mark H. Perry. Mr. Perry joined Netopia in October 2004 as Interim Senior Vice President and Chief Financial Officer. Prior to joining Netopia, Mr. Perry served as Senior Vice President and Controller for URS Corporation from 2001 to 2004. Previously, Mr. Perry served as Executive Vice President and Chief Financial Officer at Covad Communications Group Inc. from 2000 to 2001, and as Vice President of Finance and Administration for U.S. West, Inc., where he worked for 11 years. Mr. Perry received a B.S. in Accounting from Fairleigh Dickinson University in 1972 and is a Certified Public Accountant.

Brooke A. Hauch. Ms. Hauch, Senior Vice President, Professional Services, joined Netopia in October 1991 as Director, MIS. Ms. Hauch was appointed Vice President and Chief Information Officer in May 1997, and became Senior Vice President in October 2000. Ms. Hauch received a bachelor’s degree in business from Arizona State University.

David A. Kadish. Mr. Kadish, Senior Vice President, General Counsel and Secretary, joined Netopia in June 1999. Mr. Kadish provided legal services to Netopia as a consultant from September 1996 to June 1999. Mr. Kadish received a B.A. in American history from University of California at Santa Cruz in 1973, a M.A. in American history from Brandeis University in 1974 and a J.D. from Yale University in 1979.

Bao Nguyen. Mr. Nguyen joined Netopia in June 2004 as Vice President of Software Engineering. Prior to joining Netopia, Mr. Nguyen served as Vice President of Software Engineering at 2Wire, Inc. from 2002 to 2004, Vice President of Software Engineering at TCSI, Inc. in 2001, and Vice President of Research & Development at GVN Technologies, Inc. in 2000. Mr. Nguyen received a BSEE degree (Bachelor of Science in Electrical Engineering) from the University of Minnesota in 1987, and a M.B.A. from the University of St. Thomas in 1990.

Jeffrey G. Porter. Mr. Porter, Vice President, Marketing, joined Netopia in July 1991 as a Sales Representative. Mr. Porter was appointed Vice President, Software Product Marketing in November 1999. He was appointed to his current position in October 2001. Mr. Porter received a B.A. in Management Science from University of California at San Diego in 1986.

Dano Ybarra. Mr. Ybarra, Senior Vice President, Sales and Marketing, joined Netopia in July 2003 as Vice President of Business Development, was named Vice President of Marketing in January 2004, and took on his current role in September 2004. Prior to joining Netopia, he served as a Vice President and General Manager, Business Solutions Division of the Siemens Subscriber Networks, Inc. subsidiary of Siemens AG, formerly Efficient Networks, from 1997 to 2003. Mr. Ybarra received a B.S. in Computer Science from Portland State University in 1984.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Following our initial public offering in June 1996, our common stock traded on the NASDAQ Stock Market. Effective October 20, 2004, our stock was delisted because we had failed as of that date to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, due to an internal accounting review. For additional information on the internal accounting review and related restatements, see Note 2 of Notes to Consolidated Financial Statements.

Effective October 20, 2004, our common stock has been trading on the National Daily Quotations Journal, often referred to as the “pink sheets,” where subscribing dealers can submit bid and ask prices on a daily basis. Our common stock symbol on the “pink sheets” is NTPA.PK.

The following table sets forth the range of quarterly high and low sale prices of our common stock on the Nasdaq Stock Market for the last two fiscal years ended September 30, 2004 and 2003.

	2004		2003
	High	Low	High	Low
Fourth fiscal quarter ended September 30	$6.47	$1.74	$7.65	$4.03
Third fiscal quarter ended June 30	13.85	5.22	4.35	1.59
Second fiscal quarter ended March 31	19.90	11.25	2.00	1.39
First fiscal quarter ended December 31	15.85	6.97	2.10	1.03

On January 28, 2005, we had 152 stockholders of record and 24,899,119 shares of common stock outstanding. The closing price of our common stock as reported on the National Daily Quotations Journal was $4.05 per share. Historically, we have neither declared nor paid cash dividends on our common stock, and we expect this trend to continue. We maintain stock option plans under which we grant options to purchase our common stock and an Employee Stock Purchase Plan under which our common stock is sold to employees participating in such plans. Additional information with respect to these plans can be found in Note 10 of Notes to Consolidated Financial Statements. We did not repurchase any of our shares of common stock in the fiscal quarter ended September 30, 2004.

The market price of our common stock may fluctuate significantly in response to a number of factors, including the following, some of which are beyond our control:

•	Variations in our quarterly operating results;

•	Changes in securities analysts’ estimates of our financial performance;

•	Changes in market valuations of similar companies;

•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Losses of major customers, major projects with major customers or the failure to complete significant licensing transactions;

•	Additions or departures of key personnel;

•	Developments in ongoing litigation matters and the SEC investigation of us;

•	Our ability to have our common stock listed again on The Nasdaq Stock Market;

•	Volatility generally of securities of companies in our industry;

•	General conditions in the broadband communications industry, in particular the DSL market, or the domestic and worldwide economies;

•	Decreases or delays in purchases by significant customers;

•	A shortfall in revenue or earnings from securities analysts’ expectations or other announcements by securities analysts;

•	Our ability to protect and exploit our intellectual property or defend against the intellectual property rights of others; and

•	Developments in our relationships with customers, distributors and suppliers.

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

Sales of Unregistered Securities

In October 2003, we issued 160,000 shares of our common stock to the shareholders of JadeSail as consideration for our acquisition of JadeSail. We filed on December 30, 2003 a registration statement on Form S-3 registering possible resale of the common stock issued in the transaction, and this registration statement became effective on January 17, 2004.

In August 2003, we sold 1,413,914 shares of our common stock in a private placement to a limited number of qualified institutional investors. The aggregate offering price totaled $6.5 million. We paid a fee in the amount of approximately $0.4 million to CDC Securities for services related to introducing certain of the investors to us. Net of fees and expenses, we received $6.1 million, which was used to increase our working capital. We filed on August 18, 2003 a registration statement on Form S-3 registering possible resale of the common stock issued in the transaction, and this registration became effective on September 2, 2003.

In March 2002, we issued 300,000 shares of our common stock to the shareholders of DoBox as consideration for our acquisition of DoBox. We filed on May 7, 2003 a registration statement on Form S-3 registering possible resale of the common stock issued in the transaction, and this registration became effective on July 17, 2003.

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

ITEM 6. SELECTED FINANCIAL DATA

In the tables below, we provide our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the five fiscal years ended September 30, 2004, including the restated financial statements for the fiscal years ended September 30, 2003 and 2002. It is important that when reading this information you also read Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the annual audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

		Restated	Restated	As Filed	As Filed
Fiscal years ended September 30,	2004	2003	2002	2001	2000
	(in thousands, except for per share amounts)
Statements of operations data:
Total revenues	$101,335	$84,920	$62,923	$77,318	$90,206
Gross profit	35,892	33,453	28,665	37,358	42,927
Operating loss (a)	(8,955)	(8,313)	(31,852)	(43,222)	(21,197)
Loss from continuing operations (a)	(8,809)	(8,865)	(34,276)	(41,712)	(17,618)
Net loss (a, b, c)	(8,809)	(8,865)	(34,276)	(43,111)	(15,137)

Per share data, continuing operations:
Basic and diluted loss per share	$(0.34)	$(0.45)	$(1.86)	$(2.33)	$(1.05)

Shares used in the per share calculations	23,573	19,560	18,455	17,902	16,830

Per share data, net loss:
Basic and diluted loss per share	$(0.37)	$(0.45)	$(1.86)	$(2.41)	$(0.90)

Shares used in the per share calculations	23,573	19,560	18,455	17,902	16,830

		Restated	Restated	As Filed	As Filed
As of September 30,	2004	2003	2002	2001	2000
	(in thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$23,973	$22,208	$25,022	$48,996	$59,777
Working capital	31,240	28,341	29,074	56,593	72,292
Total assets	59,587	57,019	58,969	82,712	128,373
Long-term liabilities (d)	406	630	5,198	256	328
Total stockholders’ equity	41,130	39,823	40,038	71,713	112,289

(a)	Included in our operating loss, loss from continuing operations and net loss are charges and expenses related to acquisitions of other businesses. Included in fiscal years: 2002 and 2000, are amounts allocated to in-process research and development; 2001 and 2000, are amounts related to the amortization of goodwill and other intangible assets; 2004, 2003 and 2002 are amounts related to the amortization of other intangible assets; and 2002 and 2001 are amounts related to the impairments and write-downs of amounts allocated to goodwill and other intangible assets. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 2 and 3 of Notes to Consolidated Financial Statements.)
(b)	Included in our net loss for fiscal year 2001, is a charge recorded upon the adoption of Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which changed our accounting related to Broadband software and services for license sales that provided for nonrefundable upfront payments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1, Revenue Recognition, of Notes to Consolidated Financial Statements.)
(c)	Included in our net loss for fiscal years 2001 and 2000 are amounts recorded in connection with our disposition of the LAN Division. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 of Notes to Consolidated Financial Statements.)
(d)	In fiscal year 2004, long-term liabilities are comprised of $0.2 of the long-term portion of deferred revenue and $0.2 of the long-term portion of deferred rent expense. In fiscal year 2003, long-term liabilities are comprised of $0.1 million of long-term borrowings under our term loans, $0.1 million of the long-term portion of deferred revenue, $0.2 million of the long-term portion of deferred rent expense and $0.2 million of long term lease payable. In fiscal year 2002, long-term liabilities are primarily comprised of $4.4 million of long-term debt from borrowings under our credit facility and $0.8 million of long-term lease payable. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 16 of Notes to Consolidated Financial Statements.)

The following table sets forth certain unaudited quarterly results of operations data for the twelve quarters ended September 30, 2004. This data has been derived from our unaudited interim consolidated financial statements, as restated, that, in our opinion, include all adjustments necessary for a fair presentation of such information. The restated financial statements include all quarters in the fiscal years ended September 30, 2003 and 2002, and the quarters ended December 31, 2003 and March 31, 2004. When reading this information, you also should read Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

	Fiscal 2004				Fiscal 2003				Fiscal 2002
			Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
Three months ended,	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001
	(in thousands; except per share amounts)
REVENUES:
Broadband equipment	$22,276	$21,891	$17,878	$23,657	$20,622	$17,718	$14,647	$14,406	$12,016	$9,880	$11,070	$11,638
Broadband software and services	3,559	3,543	3,879	4,652	4,294	4,114	4,214	4,905	5,053	4,898	4,319	4,049

Total revenues	25,835	25,434	21,757	28,309	24,916	21,832	18,861	19,311	17,069	14,778	15,389	15,687

COST OF REVENUES:
Broadband equipment	17,471	16,757	12,573	16,450	14,330	12,808	11,239	10,624	9,656	7,795	7,969	7,047
Broadband software and services	286	267	231	208	224	316	345	429	175	154	146	164
Amortization of acquired technology	300	300	300	300	288	288	288	288	288	288	288	288

Total cost of revenues	18,057	17,324	13,104	16,958	14,842	13,412	11,872	11,341	10,119	8,237	8,403	7,499

GROSS PROFIT	7,778	8,110	8,653	11,351	10,074	8,420	6,989	7,970	6,950	6,541	6,986	8,188

OPERATING EXPENSES:
Research and development	3,974	3,846	4,057	3,951	3,812	3,764	4,011	3,983	4,337	4,632	4,295	4,150
Research and development project cancellation costs (a)	—	—	—	—	—	—	—	606	—	—	—	—
Selling and marketing	5,266	5,199	5,037	5,026	4,845	4,855	4,939	5,471	5,729	5,898	5,818	5,955
General and administrative (b)	3,556	1,184	1,172	1,235	1,276	961	1,091	1,412	1,674	1,450	1,267	973
Amortization of intangible assets (c)	86	86	87	86	87	86	86	86	86	86	86	86
Restructuring costs (d)	999	—	—	—	(77)	130	—	342	—	—	—	482
Integration costs	—	—	—	—	—	—	—	—	—	—	—	309
Acquired in-process research and development (e)	—	—	—	—	—	—	—	—	—	—	1,908	2,150
Impairment of goodwill and other intangible assets (f)	—	—	—	—	—	—	—	—	9,146	—	—	—

Total operating expenses	13,881	10,315	10,353	10,298	9,943	9,796	10,127	11,900	20,972	12,066	13,374	14,105

OPERATING INCOME (LOSS)	(6,103)	(2,205)	(1,700)	1,053	131	(1,376)	(3,138)	(3,930)	(14,022)	(5,525)	(6,388)	(5,917)
Other income (loss), net (g)
Loss on impaired securities	—	—	—	—	—	—	(457)	—	(1,543)	—	(1,400)	—
Other income (expense), net	31	(52)	77	168	(80)	(3)	(5)	(7)	29	54	80	156

Other income (loss), net	31	(52)	77	168	(80)	(3)	(462)	(7)	(1,514)	54	(1,320)	156

Provision for income taxes	13	19	(11)	57	—	—	—	—	—	(200)	—	—

NET INCOME (LOSS)	$(6,085)	$(2,276)	$(1,612)	$1,164	$51	$(1,379)	$(3,600)	$(3,937)	$(15,536)	$(5,271)	$(7,708)	$(5,761)

Per share data, net income (loss):
Basic net income (loss) per share	$(0.25)	$(0.09)	$(0.07)	$0.05	$0.00	$(0.07)	$(0.19)	$(0.21)	$(0.83)	$(0.28)	$(0.42)	$(0.32)

Diluted net income (loss) per share	$(0.25)	$(0.09)	$(0.07)	$0.04	$0.00	$(0.07)	$(0.19)	$(0.21)	$(0.83)	$(0.28)	$(0.42)	$(0.32)

Shares used in the computation of net income (loss):
Shares used in the basic per share calculations	24,490	24,033	23,536	22,236	20,790	19,370	19,163	18,906	18,822	18,648	18,255	18,092

Shares used in the diluted per share calculations	24,490	24,033	23,536	26,020	22,646	19,370	19,163	18,906	18,822	18,648	18,255	18,092

(a)	Represents material and equipment costs associated with our joint development efforts with Siemens and Proxim, Inc. to develop a wireless integrated access device (IAD) for sale to AT&T Corp.. As a result of AT&T not accepting the final product developed by Siemens under the agreement between AT&T and Siemens and canceling its plans to deploy DSL services on its network, there was no longer a customer or market into which we could sell the product under development.
(b)	In fiscal year 2003, general and administrative expense includes costs related to the relocation of our headquarters facility from Alameda, California to Emeryville, California. In fiscal year 2002, general and administrative expense includes incremental provisions for doubtful accounts, in addition to standard provisions for doubtful accounts, primarily for outstanding accounts receivable owed by customers that filed voluntary petitions under the Bankruptcy Act. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1, Concentrations of Credit Risk, of Notes to Consolidated Financial Statements.) The following table sets forth these costs for the periods indicated.

Three months ended,	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001
Facility relocation costs	$—	$2	$93	$197	$—	$—	$—	$—
Incremental provisions for doubtful accounts	—	—	—	—	264	307	—	—
General and administrative	1,276	959	998	1,215	1,410	1,143	1,267	973

Total general and administrative	$1,276	$961	$1,091	$1,412	$1,674	$1,450	$1,267	$973

(c)	For fiscal years 2004, 2003 and 2002, these amounts represent the amortization of intangible assets related to the acquisition of Cayman. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 2 and 3 of Notes to Consolidated Financial Statements.)
(d)	For the three months ended September 30, 2003, this amount primarily represents the reversal of the remaining restructuring liability accrued in connection with the Cayman acquisition. For the three months ended June 30, 2003, December 31, 2002 and December 31, 2001, these amounts represent charges recorded in connection with workforce reductions and costs to exit certain business activities. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 13 of Notes to Consolidated Financial Statements.)
(e)	For the three months ended March 31, 2002 and December 31, 2001, these amounts represent the amount of purchase price allocated to in-process research and development in connection with the acquisitions of DoBox and Cayman, respectively. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 of Notes to Consolidated Financial Statements.)
(f)	This amount represents full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman and StarNet. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 2 and 3 of Notes to Consolidated Financial Statements.)
(g)	These amounts represent losses on impaired securities related to our long-term investments in Everdream Corporation and MegaPath, respectively. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 12 of Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K amends our Annual Reports on Form 10-K previously filed for the fiscal years ended September 30, 2003 and September 30, 2002, and our previously filed Form 10-Qs for the fiscal quarters ended March 31, 2004 and December 31, 2003, to reflect the restatements of our consolidated financial statements for all such previously reported periods, as described elsewhere in this Annual Report on Form 10-K.

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

Broadband Equipment. Our comprehensive line of broadband Internet gateways allow the transport of high-speed data over the local copper loop and enable telecommunications carriers to provide cost-effective and high-speed services over existing infrastructure. The substantial majority of our revenues are derived from sales of our broadband Internet gateways, in particular our DSL routers and modems. During each of fiscal years 2004, 2003 and 2002, revenue from the sale of our broadband Internet gateways have accounted for 84.6%, 79.4% and 70.9%, respectively, of our total revenues.

Broadband Software and Services. Our service delivery platform includes the Netopia Broadband Server (NBBS) software products and systems management software products. The netOctopus suite includes nBBS, eCare, and our Web eCommerce server. Our systems management software includes Timbuktu. Additionally, we derive revenues from services, maintenance, and software license agreements. During each of fiscal years 2004, 2003 and 2002, revenue from the sale of our broadband software and services have accounted for 15.4%, 20.6% and 29.1%, respectively, of our total revenues.

Since our inception, we have generated significant net losses and we continue to experience negative operating cash flow. As of September 30, 2004, we had an accumulated deficit of approximately $125.0 million. We expect these losses and negative cash flow to continue in the future, which may require us to raise additional capital or borrow under our credit facility agreement. We believe we have adequate cash, cash equivalents and borrowing capacity to meet our anticipated capital needs for at least the next twelve months.

We have devoted substantial resources and management’s time in connection with the Internal Accounting Review described below, which has resulted in the restatement of our financial statements for the fiscal years ended September 30, 2002 and 2003, and our interim financial statements for fiscal quarters ended December 31, 2003 and March 31, 2004. As a result of the Internal Accounting Review commenced in July 2004, the filing of both our Report on Form 10-Q for the third fiscal quarter ended June 30, 2004 and this Annual Report on Form 10-K have been delayed beyond the designated filing deadlines.

The Company has restated its consolidated statements for the fiscal years ended September 30, 2002 and 2003 and for all quarters from December 31, 2001 through March 31, 2004, inclusive. All applicable financial information in these consolidated financial statements in this Form 10-K gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company’s previous filings with the Securities and Exchange Commission or included in previous announcements should not be relied upon.

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

The Internal Accounting Review determined that both software transactions referred to above were contingent sales. As a consequence, and, in accordance with the principles of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, we are restating revenue to reflect:

First Transaction

•	the elimination of $750,000 of software license revenue of the approximately $1.5 million originally recorded in the third fiscal quarter ended June 30, 2002 to reflect the proceeds not received during the quarter;

•	the recognition of $632,000 of software license revenue in the fourth fiscal quarter ended September 30, 2002 to reflect the proceeds received during the quarter; and

•	the recognition of $118,000 of maintenance revenue ratably over the four fiscal quarters commencing July 1, 2003 and ending June 30, 2004 during which periods the maintenance revenues were earned, the proceeds for which were received in the fourth fiscal quarter ended September 30, 2002;

Second Transaction

•	the elimination of $750,400 of software license, maintenance and deferred revenue in the fourth fiscal quarter ended September 30, 2003 because no proceeds were received during the quarter;

•	the recognition of $273,000 of software license revenue in the fourth fiscal quarter ended September 30, 2004 to reflect the proceeds received during the quarter; and

•	the recognition of $64,000 of maintenance revenue ratably over the five fiscal quarters commencing July 1, 2004 and ending September 30, 2005 during which periods the maintenance revenues will be earned, the proceeds for which were received in the fourth fiscal quarter ended September 30, 2004.

•	In addition, we will recognize $262,500 of software license revenue in the first fiscal quarter of fiscal year 2005 ended December 31, 2004, reflecting additional proceeds received during the first fiscal quarter of fiscal year 2005 with respect to the second transaction.

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

The following tables set forth certain unaudited quarterly results of operations data for the twelve quarters ended September 30, 2004, both as previously reported and as restated.

	Fiscal 2004
			Restated	Previously Filed	Restated	Previously Filed
Three months ended,	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Mar. 31, 2004	Dec. 31, 2003	Dec. 31, 2003
	(in thousands; except per share amounts)
REVENUES:
Broadband equipment	$22,276	$21,891	$17,878	$18,052	$23,657	$23,946
Broadband software and services	3,559	3,543	3,879	3,844	4,652	4,653

Total revenues	25,835	25,434	21,757	21,896	28,309	28,599

COST OF REVENUES:
Broadband equipment	17,471	16,757	12,573	12,533	16,450	16,459
Broadband software and services	286	267	231	231	208	208
Amortization of acquired technology	300	300	300	300	300	—

Total cost of revenues	18,057	17,324	13,104	13,064	16,958	16,667

GROSS PROFIT	7,778	8,110	8,653	8,832	11,351	11,932

OPERATING EXPENSES:
Research and development	3,974	3,846	4,057	4,069	3,951	3,961
Research and development project cancellation costs	—	—	—	—	—	—
Selling and marketing	5,266	5,199	5,037	5,211	5,026	5,315
General and administrative	3,556	1,184	1,172	1,188	1,235	1,251
Amortization of intangible assets	86	86	87	87	86	386
Restructuring costs	999	—	—	—	—	—
Integration costs	—	—	—	—	—	—
Acquired in-process research and development	—	—	—	—	—	—
Impairment of goodwill and other intangible assets	—	—	—	—	—	—

Total operating expenses	13,881	10,315	10,353	10,555	10,298	10,913

OPERATING INCOME (LOSS)	(6,103)	(2,205)	(1,700)	(1,723)	1,053	1,019

Other income (loss), net
Loss on impaired securities	—	—	—	—	—	—
Other income (expense), net	31	(52)	77	77	168	168

Other income (loss), net	31	(52)	77	77	168	168

Provision for income taxes	13	19	(11)	(11)	57	57

NET INCOME (LOSS)	$(6,085)	$(2,276)	$(1,612)	$(1,635)	$1,164	$1,130

Per share data, net income (loss):
Basic net income (loss) per share	$(0.25)	$(0.09)	$(0.07)	$(0.07)	$0.05	$0.05

Diluted net income (loss) per share	$(0.25)	$(0.09)	$(0.07)	$(0.07)	$0.04	$0.04

Shares used in the computation of net income (loss):
Shares used in the basic per share calculations	24,490	24,033	23,536	23,536	22,236	22,236

Shares used in the diluted per share calculations	24,490	24,033	23,536	23,536	26,020	26,091

	Fiscal 2003
	Restated	Previously Filed	Restated	Previously Filed	Restated	Previously Filed	Restated	Previously Filed
Three months ended,	Sep. 30, 2003	Sep. 30, 2003	Jun. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Mar. 31, 2003	Dec. 31, 2002	Dec. 31, 2002
	(in thousands; except per share amounts)
REVENUES:
Broadband equipment	$20,622	$20,821	$17,718	$17,962	$14,647	$14,838	$14,406	$14,596
Broadband software and services	4,294	4,674	4,114	4,009	4,214	4,400	4,905	5,007

Total revenues	24,916	25,495	21,832	21,971	18,861	19,238	19,311	19,603

COST OF REVENUES:
Broadband equipment	14,330	14,218	12,808	12,471	11,239	10,632	10,624	10,423
Broadband software and services	224	224	316	316	345	345	429	429
Amortization of acquired technology	288	288	288	288	288	288	288	288

Total cost of revenues	14,842	14,730	13,412	13,075	11,872	11,265	11,341	11,140

GROSS PROFIT	10,074	10,765	8,420	8,896	6,989	7,973	7,970	8,463

OPERATING EXPENSES:
Research and development	3,812	3,821	3,764	3,791	4,011	4,026	3,983	3,983
Research and development project cancellation costs	—	—	—	—	—	—	606	606
Selling and marketing	4,845	5,079	4,855	5,099	4,939	5,130	5,471	5,661
General and administrative	1,276	1,265	961	977	1,091	1,107	1,412	1,428
Amortization of intangible assets	87	375	86	374	86	374	86	374
Restructuring costs	(77)	(77)	130	130	—	—	342	342
Integration costs	—	—	—	—	—	—	—	—
Acquired in-process research and development	—	—	—	—	—	—	—	—
Impairment of goodwill and other intangible assets	—	—	—	—	—	—	—	—

Total operating expenses	9,943	10,463	9,796	10,371	10,127	10,637	11,900	12,394

OPERATING INCOME (LOSS)	131	302	(1,376)	(1,475)	(3,138)	(2,664)	(3,930)	(3,931)

Other income (loss), net
Loss on impaired securities	—	—	—	—	(457)	(457)	—	—
Other income (expense), net	(80)	(80)	(3)	(3)	(5)	(5)	(7)	(7)

Other income (loss), net	(80)	(80)	(3)	(3)	(462)	(462)	(7)	(7)

Provision for income taxes	—	—	—	—	—	—	—	—
NET INCOME (LOSS)	$51	$222	$(1,379)	$(1,478)	$(3,600)	$(3,126)	$(3,937)	$(3,938)

Per share data, net income (loss):
Basic net income (loss) per share	$0.00	$0.01	$(0.07)	$(0.08)	$(0.19)	$(0.16)	$(0.21)	$(0.21)

Diluted net income (loss) per share	$0.00	$0.01	$(0.07)	$(0.08)	$(0.19)	$(0.16)	$(0.21)	$(0.21)

Shares used in the computation of net income (loss):
Shares used in the basic per share calculations	20,790	20,790	19,370	19,370	19,163	19,163	18,906	18,906

Shares used in the diluted per share calculations	22,646	22,646	19,370	19,370	19,163	19,163	18,906	18,906

	Fiscal 2002
	Restated	Previously Filed	Restated	Previously Filed	Restated	Previously Filed	Restated	Previously Filed
Three months ended,	Sep. 30, 2002	Sep. 30, 2002	Jun. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Mar. 31, 2002	Dec. 31, 2001	Dec. 31, 2001
	(in thousands; except per share amounts)
REVENUES:
Broadband equipment	$12,016	$12,405	$9,880	$10,096	$11,070	$11,239	$11,638	$11,811
Broadband software and services	5,053	4,501	4,898	5,468	4,319	4,470	4,049	4,074

Total revenues	17,069	16,906	14,778	15,564	15,389	15,709	15,687	15,885

COST OF REVENUES:
Broadband equipment	9,656	8,984	7,795	7,452	7,969	7,640	7,047	7,095
Broadband software and services	175	175	154	154	146	146	164	164
Amortization of acquired technology	288	288	288	288	288	288	288	288

Total cost of revenues	10,119	9,447	8,237	7,894	8,403	8,074	7,499	7,547

GROSS PROFIT	6,950	7,459	6,541	7,670	6,986	7,635	8,188	8,338

OPERATING EXPENSES:
Research and development	4,337	4,481	4,632	4,546	4,295	4,348	4,150	4,148
Research and development project cancellation costs	—	—	—	—	—	—	—	—
Selling and marketing	5,729	6,028	5,898	6,204	5,818	5,975	5,955	6,128
General and administrative	1,674	1,690	1,450	1,466	1,267	1,267	973	973
Amortization of intangible assets	86	374	86	374	86	374	86	374
Restructuring costs	—	—	—	—	—	—	482	482
Integration costs	—	—	—	—	—	—	309	309
Acquired in-process research and development	—	—	—	—	1,908	1,908	2,150	2,150
Impairment of goodwill and other intangible assets	9,146	9,146	—	—	—	—	—	—

Total operating expenses	20,972	21,719	12,066	12,590	13,374	13,872	14,105	14,564

OPERATING INCOME (LOSS)	(14,022)	(14,260)	(5,525)	(4,920)	(6,388)	(6,237)	(5,917)	(6,226)

Other income (loss), net
Loss on impaired securities	(1,543)	(1,543)	—	—	(1,400)	(1,400)	—	—
Other income (expense), net	29	29	54	54	80	80	156	156

Other income (loss), net	(1,514)	(1,514)	54	54	(1,320)	(1,320)	156	156

Provision for income taxes	—	—	(200)	—	—	—	—	—
NET INCOME (LOSS)	$(15,536)	$(15,774)	$(5,271)	$(4,866)	$(7,708)	$(7,557)	$(5,761)	$(6,070)

Per share data, net income (loss):
Basic net income (loss) per share	$(0.83)	$(0.84)	$(0.28)	$(0.26)	$(0.42)	$(0.41)	$(0.32)	$(0.34)

Diluted net income (loss) per share	$(0.83)	$(0.84)	$(0.28)	$(0.26)	$(0.42)	$(0.41)	$(0.32)	$(0.34)

Shares used in the computation of net income (loss):
Shares used in the basic per share calculations	18,822	18,822	18,648	18,648	18,255	18,255	18,092	18,092

Shares used in the diluted per share calculations	18,822	18,822	18,648	18,648	18,255	18,255	18,092	18,092

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

Revenue Recognition. We generally recognize revenue from the sale of broadband equipment at the time of shipment to a third party customer when (a) persuasive evidence of an arrangement exists; (b) the price to the customer is fixed or determinable; (c) the customer is obligated to pay us and the obligation is not contingent on resale of the product; (d) the customer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product; (e) we do not have significant obligations for future performance to directly bring about resale of the product by the customer; and (f) the customer takes title of the goods. However, determining whether and when some of these criteria have been satisfied often involve assumptions and judgements that can have significant impact on the timing and amount of revenue we report. At the date of shipment, assuming that the revenue recognition criteria specified above is met, we provide for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

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

Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force reached consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverables be accounted for separately. EITF 00-21 allows for prospective adoption for arrangements entered into after June 15, 2003 or adoption via a cumulative effect of a change in accounting principle. We adopted EITF 00-21 in the year ended September 30, 2004; however, it did not have a material impact on our disclosures in our Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force ratified the consensus reached on paragraphs 6 through 23 of Issue No. 03-01 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We adopted EITF 03-1 in the year ended September 30, 2004; however, it did not have a material impact on the disclosures in our Consolidated Financial Statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with our third quarter of fiscal 2005 ending June 30, 2005. We are currently evaluating the requirements of SFAS No. 123(R) and although we believe the impact to our financial statements will be in a similar range as the amounts presented in our pro forma financial results required to be disclosed under the current SFAS No. 123, we have not yet fully determined its impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have a material effect on our Consolidated Financial Statements.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of September 30, 2004, our principal source of liquidity included cash and cash equivalents in the amount of $23.9 million, a credit facility with a maximum borrowing capacity of up to $15.0 million from which we had no outstanding borrowings and had a borrowing availability of approximately $8.4 million. Additionally, we have two term loans from which in total we had amounts outstanding of approximately $0.1 million.

Cash and Cash Equivalents. The following table sets forth our cash, cash equivalents and short-term investments as of the fiscal years ended September 30, 2004, 2003 and 2002.

				Increase (decrease) from prior year
Fiscal years ended September 30,	2004	2003	2002	2004	2003	2002
Cash and cash equivalents	$23,973	$22,208	$25,022	8%	-11%	-49%

For the fiscal year ended September 30, 2004, cash and cash equivalents increased primarily due to the proceeds we received from the issuance of our common stock offset by cash used in our operating activities and capital equipment purchases. We do not have any off-balance sheet transactions at September 30, 2004, 2003 and 2002.

Net Cash Used in Operating Activities

During the fiscal year ended September 30, 2004, our operating activities utilized approximately $5.2 million of cash. Excluding the changes in operating assets and liabilities, our operating activities utilized $3.1 million of cash primarily due to our net loss offset primarily by depreciation and amortization. Changes in our operating assets and liabilities used $2.2 million of cash primarily as a result of increased accounts receivable and inventory purchases in addition to increases in our deposits and prepaid assets. Our inventory increased as a result of increased ocean shipments of in-transit finished goods, a greater number of shipments billed Delivered Duty Paid (“DDP”), with respect to which the Company does not recognize the sale and receivable until the product is received by the customer, and increased sales.

Net Cash Used in Investing Activities

During the fiscal year ended September 30, 2004, investing activities used approximately $2.9 million of cash, of which $1.3 million was related to the purchase of capital equipment primarily for use in our development and manufacturing operations in addition to $1.5 million utilized in the acquisition of JadeSail.

Net Cash Provided from Financing Activities

During the fiscal year ended September 30, 2004, we generated approximately $9.0 million of cash from financing activities, primarily due to the proceeds we received from the issuance of our common stock, offset by payments to the Company’s term loans.

As of September 30, 2004, we did not have any material commitments for capital expenditures. We will keep our credit facility to finance our future growth and fund our ongoing research and development activities as needed during fiscal 2005 and beyond. We believe we have adequate cash, cash equivalents and borrowing capacity to fund our operating activities for at least the next twelve months. During the next twelve months, we expect to incur significant expenses associated with securities litigation and the SEC investigation, and related to compliance with Section 404 of the Sarbanes-Oxley Act. For our long-term sustainability and cash preservation, we must continue to improve margins and reduce costs. If we issue additional stock to raise capital, our existing stockholders’ percentage ownership in Netopia would be reduced.

Trade Accounts Receivable, Net. The following table sets forth our trade accounts receivables, net as of the quarter ended September 30, 2004, 2003 and 2002.

				Increase (decrease) from prior year
Fiscal years ended September 30,	2004	2003	2002	2004	2003	2002
	(in thousands)
Trade accounts receivable, net	$17,812	$16,062	$9,970	11%	61%	4%
Days sales outstanding (DSO)	63 days	59 days	54 days

Changes in our trade accounts receivable, net balances and days sales outstanding are primarily due to the timing of sales, increased revenues and collections performance. Trade accounts receivable and DSO increased primarily due to a large proportion of sales occurring in the last month of the three-month period ending September 30, 2004 as well as payment terms that have been provided to certain of our European customers that are generally up to 30 days longer than our customary payment terms.

Inventory. The following table sets forth our inventory, net as of the fiscal years ended September 30, 2004, 2003 and 2002.

				Increase (decrease) from prior year
Fiscal years ended September 30,	2004	2003	2002	2004	2003	2002
	(in thousands)
Inventory	$6,280	$5,738	$6,213	9%	-8%	-13%
Inventory turns	7.0	8.2	4.4

Inventory consists primarily of raw material, work in process, and finished goods. At September 30, 2004, inventory increased $0.6 million or 10% from September 30, 2003 primarily due to longer lead times between the customer order and their required ship date. Our inventory turns at September 30, 2004 have decreased due to decreased visibility into our customer’s demand. We strive to balance our inventory so that we remain responsive to our customers needs through timely shipments of products against our need to turn inventory quickly thus providing better use of our cash. Inventory levels may increase in the future if our customers do not provide us with accurate information, if we do not correctly forecast expected customer demand, or if customers cancel, defer, delay orders. We may have to borrow against our credit facility to finance any needed inventory increases. We continue to closely monitor our management of inventory as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Borrowings Under Credit Facility and Term Loans. The following table sets forth the outstanding borrowings under our credit facility and term loans as of the fiscal years ended September 30, 2004, 2003 and 2002.

				Increase (decrease) from prior year
Fiscal years ended September 30,	2004	2003	2002	2004	2003	2002
	(in thousands)
Borrowings under credit facility	$—	$—	$4,428	n/a	-100%	n/a
Borrowings under term loans	$104	$354	$—	-71%	n/a	n/a

At September 30, 2004, we have no outstanding borrowings under the credit facility and had an available borrowing availability of approximately $8.4 million. At September 30, 2003, we had no outstanding borrowings under the credit facility and had a borrowing availability of approximately $12.2 million. We used the term loans during fiscal year 2003 to purchase capital equipment to enhance the capabilities of our test laboratory. (See Note 15 of Notes to Consolidated Financial Statements.) We believe the amended terms of the credit facility provide adequate access to borrowings to meet our current capital needs.

Commitments

As of September 30, 2004, we had commitments that consisted of facilities and equipment under operating lease agreements, borrowings under term loans and purchase commitments primarily for inventory. Purchase obligations are comprised of purchase commitments with our contract manufacturers. Our contract manufacturers procure component inventory on our behalf based on our production orders. We are obligated to purchase component inventory that the contract manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum payments with respect to such agreements.

	Fiscal Years
Contractual obligation	2005	2006	2007	2008	2009	Thereafter	Totals
Purchase obligations	$13,987	$—	$—	$—	—	—	$13,987
Property lease obligations	1,291	938	966	650	—	—	3,845
Term loan	104	—	—	—	—	—	104

Totals	$15,382	$938	$966	$650	—	—	$17,936

Results of Operations for Fiscal Years Ended September 30, 2004, 2003 and 2002

The following table sets forth for the periods indicated certain restated statement of operations data. Each item of data is also shown as a percentage of total revenues, with the percentage change from the prior year also provided for each item. This data has been derived from the consolidated financial statements elsewhere in this Form 10-K. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

			Restated		Restated		Increase (decrease) from prior year
Fiscal years ended September 30,	2004		2003		2002		2004	2003
	(in thousands)
REVENUES:
Broadband equipment	$85,702	85%	$67,393	79%	$44,604	71%	27%	51%
Broadband software and services	15,633	15%	17,527	21%	18,319	29%	-11%	-4%

Total revenues	101,335	100%	84,920	100%	62,923	100%	19%	35%

COST OF REVENUES:
Broadband equipment	63,251	62%	49,001	58%	32,467	52%	29%	51%
Broadband software and services	992	1%	1,314	2%	639	1%	-25%	106%
Amortization of acquired technology	1,200	1%	1,152	1%	1,152	2%	4%	0%

Total cost of revenues	65,443	65%	51,467	61%	34,258	54%	27%	50%

GROSS PROFIT	35,892	35%	33,453	39%	28,665	46%	7%	17%

OPERATING EXPENSES:
Research and development	15,828	16%	15,570	18%	17,414	28%	2%	-11%
Research and development project cancellation costs	—	0%	606	1%	—	0%	-100%	—%
Selling and marketing	20,528	20%	20,110	24%	23,400	37%	2%	-14%
General and administrative	7,147	7%	4,740	6%	5,364	9%	51%	-12%
Amortization of intangible assets	345	0%	345	0%	344	1%	0%	0%
Restructuring costs	999	1%	395	0%	482	1%	153%	-18%
Integration costs	—	0%	—	0%	309	0%	—%	-100%
Acquired in-process research and development	—	0%	—	0%	4,058	6%	—%	-100%
Impairment of goodwill and other intangible assets	—	0%	—	0%	9,146	15%	—%	-100%

Total operating expenses	44,847	44%	41,766	49%	60,517	96%	7%	-31%

OPERATING LOSS	(8,955)	-9%	(8,313)	-10%	(31,852)	-51%	8%	-74%

Other income (loss), net
Loss on impaired securities	—	0%	(457)	-1%	(2,943)	-5%	-100%	-84%
Other income (expense), net	224	0%	(95)	0%	319	1%	-336%	-130%

Other income (loss), net	224	0%	(552)	-1%	(2,624)	-4%	-141%	-79%

Provision for income taxes	78	0%	—	0%	(200)	0%	—%	-100%
NET LOSS	$(8,809)	-9%	$(8,865)	-10%	$(34,276)	-54%	-1%	-74%

REVENUES

2004 Revenues Compared to 2003 Revenues; 2003 Revenues Compared to 2002 Revenues

Total revenues increased for fiscal year 2004 by 19% to $101.3 million from $84.9 for fiscal year 2003. The increase resulted from increased sales of our broadband equipment. Our unit sale increase was offset by a decline in average selling prices (“ASP’s”) resulting from competitive pressures. Total revenues increased for fiscal year 2003 from fiscal year 2002 by 35% from $62.9 million primarily due to increased revenues from the sale of our broadband equipment products partially offset by reduced revenues from the sale of our broadband software and services.

Broadband Equipment. Broadband equipment revenues increased for fiscal year 2004 by 27% to $85.7 million from $67.4 million for fiscal year 2003. The increase is primarily due to increased sales volumes of our ADSL broadband equipment, the introduction of our wireless products and increased sales of our accessories to ILEC customers, both in the United States and Europe, who serve the market for business and residential-class ADSL Internet services. Offsetting our increase in revenue for fiscal year 2004 over fiscal year 2003 were decreased shipments to our primary distributors in the United States of approximately $2.1 million or 25.5%, primarily the result of declining ASPs. See the “Product Volume and Average Selling Price Information” section below, which sets forth our volumes and average selling prices.

For fiscal year 2003, sales increased by 51% to $67.4 million compared to $44.6 million in fiscal 2002 primarily as a result of increased sales to our key customers, including two new key customers, neither of which were customers in fiscal year 2002, as we continued to penetrate the ADSL market with both residential and business-class products These increases were partially offset by declining average selling prices primarily as a result of the mix of products sold, price competition from foreign and domestic competitors and customer driven demands.

Broadband Software and Services. Our broadband software and services revenues decreased in fiscal year 2004 by 11% to $15.6 million compared to $17.5 million in fiscal year 2003. The decrease resulted from a reduction in our recurring revenue of our eSites and eStores hosting solutions in addition to decreased software license sales of our system management software, Timbutku and netOctopus Enterprise.

Broadband software and services revenues decreased in fiscal year 2003 by 4% to $17.5 million compared to $18.3 million in fiscal year 2002 primarily due to reduced license sales of Timbuktu and our eSite and eStore products which declined to $7.8 million for fiscal year 2003 from $10.0 million for fiscal year 2002. This decline was partially offset by revenues related to a software integration project with one specific customer, which increased to $2.1 million for fiscal year 2003 from $0.2 million for fiscal year 2002. Recurring revenue, primarily related to our eSite and eStore products, increased slightly to $8.3 million for fiscal year 2003 from $8.2 million for fiscal year 2002.

We expect that broadband software and services revenues will continue to decrease as a percentage of our total revenues.

Product Volumes and Average Selling Price Information

The following tables sets forth for the periods indicated, volumes and average selling prices, excluding accessories, of our broadband equipment products. The decline in average selling prices resulted from increased sales of lower price residential class products as compared to higher price business class products, as well as competitive market conditions generally. We expect that average selling prices will continue to decline for the same reasons.

				Increase (decrease) from prior year
Fiscal years ended September 30,	2004	2003	2002	2004	2003	2002
	(in thousands)
Product Volumes	964	508	178	90%	186%	9%
Average Selling Prices	$89	$133	$251	-33%	-47%	-30%

Customer Information

We sell our products primarily to ILECs, CLECs, distributors, ISPs, and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in any year of the three years reported, along with such data expressed as a percentage of total revenues. No other customers for fiscal years 2004, 2003 and 2002 accounted for 10% or more of total revenues.

Fiscal year ended September 30,	2004		2003		2002
	($ in thousands)
Swisscom	$19,031	19%	$13,359	16%	$—	—%
SBC	10,348	10%	9,276	11%	3,222	5%
Bellsouth	10,111	10%	3,148	4%	4,031	6%
Covad	7,869	8%	12,760	15%	8,481	13%
Ingram Micro	3,861	4%	5,346	6%	7,970	13%

Geographic Information

The following table sets forth for the periods indicated, revenues by region in such period along with such data expressed as a percentage of total revenues as well as the change from the prior year:

							Increase (decrease) from prior year
Fiscal years ended September 30,	2004		2003		2002		2004	2003	2002
	($ in thousands)
Europe	$41,480	40%	$24,785	29%	$10,544	17%	67%	135%	12%
Canada	612	1%	883	1%	1,046	2%	-31%	-16%	-10%
Asia Pacific and other	2,549	3%	1,599	2%	1,602	2%	59%	0%	56%

Subtotal international revenue	44,641	44%	27,267	32%	13,192	21%	64%	107%	14%
United States	56,694	56%	57,653	68%	49,731	79%	-2%	16%	-24%

Total revenues	$101,335		$84,920		$62,923		19%	35%	-19%

International revenues increased for fiscal year 2004 by 64% to $44.6 million compared to $27.3 million in fiscal year 2003 due to increased volume shipments to our key European customers. Our revenues derived from sales to customers in the United States remained consistent in absolute dollars with fiscal year 2003 revenues primarily the result of increased shipments to a key ILEC customer of our new wireless products and wireless accessories for use by both their business and residential customers.

For fiscal year 2003, our international revenue increased by 107% to $27.3 million compared to $13.2 million in fiscal year 2002. This increase resulted from increased shipments of our ADSL broadband equipment into the European residential market through our new European customers. Revenues from the United States increased for fiscal year 2003 from fiscal year 2002 primarily due to increased sales volumes of our ADSL broadband equipment to SBC as well as increased sales of our business class broadband equipment to Covad.

We are not able to predict accurately the source or type of future revenues due to our limited visibility of our customers’ expected demand in addition to our customers’ shortened lead times when ordering products. In addition, because of intense competition in all markets in which we sell our products, we cannot predict whether our international revenues will continue to increase as a percentage of our total revenues.

COST OF REVENUES

Cost of broadband equipment consists primarily of material costs of our Internet equipment products, related manufacturing variances, the cost of personnel and equipment associated with manufacturing support and manufacturing engineering, and amortization of acquired technology costs. Cost of broadband software and services consists primarily of payroll related costs for employees involved in providing technical support and services, amortization of acquired technology costs, and cost of rental space for the servers that host the customers. The total cost of revenues increased by 27% or by $13.9 million in fiscal year 2004 compared to fiscal 2003. This increase is the result of increased volume shipments in addition to increased costs of some components, particularly with respect to flash storage and SDRAM memory experienced throughout the year.

Total cost of revenues increased for fiscal year 2003 by 50% to $51.5 million compared to $34.3 million in fiscal year 2002 primarily as a result of increased sales volumes of our ADSL broadband equipment and costs related to our software integration project. These increases were partially offset by reduced material costs for our broadband equipment as a result of reduced component costs, product redesigns intended to reduce cost, and the introduction of new products that have a lower average cost. In the past, we have been successful in reducing the product and component costs of our broadband equipment products.

To help offset any future cost increase, we intend to leverage our increasing volumes with our contract manufacturers and continue to pursue product redesigns and alternative, lower cost components for our products in an effort to reduce our products material costs.

Gross Margin

Our total gross margin decreased to 35% for fiscal 2004 from 39% for fiscal year 2003 and from 46% for fiscal year 2002 primarily due to increased sales of lower margin ADSL broadband equipment and a lower percentage of higher-margin broadband software and services revenue in the total revenue mix.

Broadband Equipment. Broadband equipment gross margin decreased to 25% for fiscal year 2004 as compared to 26% in fiscal year 2003. For fiscal year 2002, broadband equipment gross margin was 25%. The decrease in margin in fiscal year 2004 from 2003 is primarily due to increased sales of lower margin ADSL products, declining ASP as a result of product mix and price competition as well as pricing strategies as we enter new markets and expand our customer base. The primary factors influencing our broadband equipment gross margin are product mix, our ability to drive down material and product costs based on negotiations with our vendors and increased volumes, and the timing of these cost reductions relative to market pricing conditions.

Broadband Software and Services. Broadband software and services gross margin remained consistant at 93% for fiscal year 2004 as compared to fiscal year 2003. Broadband software and services gross margin decreased from 96% for fiscal year 2002 as compared to 93% for fiscal year 2003. The decrease in gross margins in fiscal 2003 from 2002 is primarily the result of the completion of a software integration project for a specific customer in fiscal 2003, thus lowering our associated engineering and labor costs.

Our broadband equipment has a lower average gross margin than our broadband software and services. Accordingly, to the extent that we continue to sell more broadband equipment than broadband software and services, our gross margins would be lower. In the past, our gross margin has varied significantly and will likely vary significantly in the future. Our gross margins depend primarily on:

•	The continued shift in mix towards a greater percentage of sales of our broadband equipment than of broadband software and services, which typically have higher gross margins;

•	Pricing strategies;

•	Increased sales of our residential-class broadband equipment which have lower average selling prices than our business-class broadband equipment;

•	Product and material cost changes;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	provision for excess inventory;

•	New versions of existing products;

•	External market factors, including but not limited to, price competition.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead. R&D expenses for fiscal year 2004 increased by 2% to $15.8 million from fiscal 2003 expenses. For fiscal year 2003, research and development expenses decreased by 11% to $15.6 million compared to $17.4 million for fiscal year 2002. This decrease is attributable to the assignment of certain R&D resources to our software integration project.

We expect to continue to devote substantial resources to product and technological development. In fiscal year 2005, we may increase in absolute dollars research and development expenses as we continue to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility. We did not capitalize development costs in fiscal year 2004. During fiscal year 2003 we capitalized $0.1 million of development costs incurred subsequent to delivery of a working model, under development agreements with third parties.

RESEARCH AND DEVELOPMENT PROJECT CANCELLATION COSTS

For fiscal year 2003, research and development project cancellation costs totaled $0.6 million and consist primarily of material and equipment costs associated with our joint development efforts with Siemens and Proxim to develop a wireless IAD for sale to AT&T. As a result of AT&T not accepting the final product developed by Siemens and canceling its plans to deploy voice-over-DSL, there was no longer a customer or market into which we could sell the product under development.

SELLING AND MARKETING

Selling and marketing expenses consist primarily of salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses increased in fiscal year 2004 by 2% to $20.5 million compared to $20.1 million in fiscal year 2003. For fiscal year 2003, selling and marketing expenses decreased by 14% from $23.4 million for fiscal year 2002. The increase in fiscal year 2004 from fiscal year 2003 was primarily related to increased commission expense as a result of increased revenues in addition to increased marketing and advertising expenses related to new product offerings introduced in fiscal 2004. The decrease in selling and marketing expenses in fiscal 2003 from fiscal year 2002 was primarily due to decreased selling and marketing staff and employee related expenses as well as decreased travel and entertainment expenses and as a result of our restructurings and expense control efforts and reduced facility and depreciation expenses.

In fiscal 2005, selling and marketing expenses may increase as a result of continued marketing programs and increased salary and commission costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. General and administrative expenses increased in fiscal year 2004 by 51% to $7.1 million compared to $4.7 million in fiscal 2003 due to increased professional and legal expenses related to the Internal Accounting Review. General and administrative expenses decreased for fiscal year 2003 by 12% from $5.4 million for fiscal year 2002 primarily due to $0.7 million of reduced provisions for doubtful accounts for outstanding accounts receivable owed by customers that filed voluntary petitions under the Bankruptcy Act in 2002, decreased headcount and employee related expenses as a result of our restructurings and expense control efforts as well as reduced use of third party contractors.

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

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

For fiscal years 2004, 2003 and 2002, these amounts represent the amortization of intangible assets with identifiable lives related to our acquisition of Cayman. (See Notes 2 and 3 of Notes to Consolidated Financial Statements.)

RESTRUCTURING COSTS

For fiscal year 2004, we critically reviewed our operations and cost structure and took actions to reduce costs and strengthen our position in executing our strategy. These decisions resulted in a restructuring charge of approximately $1.0 million primarily related to severance and related benefit charges in conjunction with our approximate 10% reduction in personnel and costs associated with the planned closure of our German subsidiary.

For fiscal year 2003, we recorded a net restructuring charge of $0.4 million. This net charge consisted primarily of $0.6 million of employee severance benefits related to two reductions in our workforce during fiscal year 2003 and facility closure costs related to the closure of a sales office in Hong Kong as well as a reversal of $0.2 million of liabilities we had accrued in connection with our restructurings during fiscal year 2002. (See Note 12 of Notes to Consolidated Financial Statements.)

For fiscal year 2002, we recorded a net restructuring charge of $0.5 million. These restructuring costs consisted primarily of employee severance benefits recorded in connection with a reduction in our workforce of approximately 24 employees whose positions were determined to be redundant subsequent to the closing of the Cayman acquisition. (See Note 12 of Notes to Consolidated Financial Statements.)

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

For fiscal year 2002, this amount represents the full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman and StarNet. In accordance with SFAS No. 142, we completed our annual goodwill impairment test on August 31, 2002 for the broadband equipment and Broadband software and services-reporting units. At August 31, 2002, the implied fair value of our Internet equipment-reporting unit was found to be less than its carrying amount and as a result, we recorded a charge to our consolidated statement of operations and comprehensive loss in the fiscal year ended September 30, 2002 of $9.1 million. (See Notes 2 and 3 of Notes to Consolidated Financial Statements.)

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

Other Income (Expense), Net. Other income (expense), net primarily represents interest expense with respect to borrowings under our credit facility, interest income as well as gains or losses on foreign currency transactions. Other income, net increased for fiscal year 2004 when compared to fiscal year 2003 due primarily to increased interest income and foreign currency transaction gains. For fiscal year 2003 and 2002, other income, net decreased primarily due to decreased interest income as our cash and cash equivalents have declined combined with reductions in interest rates.

Risk Factors

The following risk factors discussed below should be considered carefully in evaluating our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of these risk factors and other risks discussed elsewhere in this Annual Report on Form 10-K, and the risks discussed in our other filings with the United States Securities and Exchange Commission, our actual results could differ materially from those projected in any forward-looking statements. You should carefully consider all these risks and other information in this report before investing in Netopia. The fact that certain risks are endemic to our industry does not lessen the significance of the risk.

We have a history of losses and negative cash flow. We may incur losses and negative cash flow in the future, which could significantly harm our business.

For fiscal year ended September 30, 2004, we incurred a loss of $8.8 million and used $5.2 million of cash for operating activities. We incurred losses from continuing operations of $8.9 million and $34.3 million for the fiscal years ended September 30, 2003 and 2002, respectively, and used $5.4 million and $9.8 million of cash for operating activities during fiscal years ended September 30, 2003 and 2002, respectively. Our cash and cash equivalents totaled $24.0 million at September 30, 2004. We may not be able to reach, sustain or increase profitability or generate cash on a quarterly or annual basis, which could significantly harm our business.

We may find it difficult to raise needed capital in the future, which could delay or prevent introduction of new products or services, require us to reduce our business operations or otherwise significantly harm our business.

We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and to increase our market share. As a result, and due to any future net losses and use of cash, the continuing operations of our business may require capital infusions. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations. We believe we have adequate cash, cash equivalents and borrowing capacity are adequate to meet our anticipated capital needs for at least the next twelve months. However, if we are unable to obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially and adversely affected and we would not be able to operate our business.

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

ILECs have been aggressively marketing DSL services principally focusing on residential services. We have committed resources that are working to expand our sales in the ILEC channel both domestically and internationally. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, long-term product deployment cycles and intense price pressures. ILECs currently obtain equipment from our competitors, such as 2Wire, Inc., Siemens Aktiengesellschaft (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation, Westell Technologies, Inc. and ZyXEL Communications Co., which have proven to be strong competitors. All of these competitors are larger than us and may have greater financial resources. There is no guarantee we will be successful in expanding our presence in the ILEC market. If we fail to penetrate further the ILEC market for our products and services, our business may be materially and adversely affected.

We expect our revenues to become increasingly dependent on our ability to develop and sell broadband equipment into the residential broadband gateway market.

Prior to our acquisition of Cayman in October 2001, we developed, marketed and sold Internet equipment products primarily to CLECs and ISPs serving the small business market for DSL Internet connectivity. As a result of our acquisitions of Cayman in October 2001 and DoBox in March 2002 and our internal development initiatives, we believe that we now have products and technology that will allow us to compete effectively for sales of Internet equipment to ILECs serving the residential market. There are numerous risks associated with our entrance into the residential broadband gateway market including, but not limited to:

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

The loss of, or decline in, purchases by one or more of our key customers would result in a significant decline in our revenues and harm our business.

We rely on a small number of customers for a large portion of our revenues. For the fiscal years ended September 30, 2004, 2003 and 2002, there were five, four and four customers, respectively, that represented at least 5% of our revenues, and in the aggregate accounted for 53%, 47% and 36%, respectively, of our total revenues. Our revenues will decline and our business may be harmed significantly if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the fiscal years ended September 30, 2004, 2003 and 2002, our international sales represented 44%, 32% and 21%, respectively, of our total revenues. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband equipment products to many of our European customers are denominated in Euros. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, who could result in decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ending September 30, 2004, our revenues have ranged from $18.9 million to $28.3 million, and our net results have ranged from $1.2 million of income to a loss of $6.1 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

It is likely that in some future quarter, quarters or year, our operating results again will be below the expectations of securities analysts or investors. When our operating results are below such expectations, the market price of our common stock may decline significantly. In addition to the uncertainties and risks described elsewhere under this “Risk Factors” heading, variations in our operating results will likely be caused by factors related to the operation of our business, including, but not limited to:

•	Variations in the timing and size of orders for our broadband equipment products;

•	Increased price competition for our broadband equipment products;

•	Our ability to license, and the timing of licenses, of our broadband software and services;

•	The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband equipment as a percentage of our total revenues and increased sales of lower margin ADSL products within our family of broadband equipment;

•	The price and availability of components for our broadband equipment; and

•	The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements.

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

All of our broadband products rely on special semiconductor chips that we purchase from fewer than five suppliers. We do not have volume purchase contracts with any of our suppliers and they could cease selling to us at any time. In addition, our suppliers change their selling prices frequently in response to market trends, including increased demand industry-wide. Because we generally have been unable to pass component price increases along to our customers, our gross margins and operating results have been harmed as a result of component price increases. If we are unable to obtain a sufficient quantity of these semiconductor chips in a timely manner for any reason, sales of our broadband products could be delayed or halted. Further, we could also be forced to redesign our broadband equipment and qualify new suppliers of semiconductor chip sets. The resulting stoppage or delay in selling our products and the expense of redesigning our products would adversely affect our business.

If we were unable to obtain components and manufacturing services for our broadband equipment from independent contractors and specialized suppliers, our business would be harmed.

We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our broadband equipment relies on components that are supplied by independent contractors and specialized suppliers. Furthermore, substantially all of our broadband equipment includes printed circuit boards that are manufactured by fewer than five contract manufacturers that assemble and package our products. We do not have guaranteed supply arrangements with these third parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient components for our broadband equipment also depends on our ability to accurately forecast our future requirements. If we are unable to obtain a sufficient quantity of components from independent contractors or specialized suppliers in a timely manner for any reason, sales of our broadband equipment could be delayed or halted. Similarly, if supplies of circuit boards or products from our contract manufacturers are interrupted for any reason, we will incur significant losses until we arrange for alternative sources. In addition, we may be required to pay premiums for components purchased from other vendors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our broadband equipment and qualify new suppliers of components. The resulting stoppage or delay in selling our products and the expense of redesigning our broadband equipment would seriously harm our reputation and business.

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

The majority of our broadband software and services revenues are derived from the sale of software products for corporate help desks, including Timbuktu and eCare. For the fiscal year ended September 30, 2004, revenues from these help desk applications were 70% of total revenues for our broadband software and services. We anticipate that the market for Timbuktu will grow more slowly than the market for our other broadband software and services. We also have not derived significant revenues from the Netopia Broadband Server software platform. In addition, we rely on a small number of licensees of our eSite and eStore broadband software to promote the use of our broadband software and services for building web sites and stores. As a result, we derive the majority of the recurring revenues from our broadband software and services products from fewer than five customers. The extent and nature of the promotions by licensees of our broadband software are outside of our control. If licensees of our eSite and eStore broadband software and services do not successfully promote web sites and stores to their customers, we will not generate continued recurring revenues. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

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

We expect that sales of our broadband equipment may account for a larger percentage of our total revenues in future periods. Because our broadband equipment products are sold at lower gross margins than our broadband software and services products and sales volumes of our lower margin ADSL products are increasing, our overall gross margins will likely decrease. Further, we expect that the market for broadband equipment will remain highly competitive and as a result, we will be continue to lower the prices we charge for our broadband equipment. If the average selling price of our broadband equipment continues to decline faster than our ability to realize lower manufacturing and product costs, our gross margins related to such products, as well as our overall gross margins, are likely to decline.

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

A small number of stockholders hold a large portion of our common stock. One of our directors owns approximately 3.7% of our common stock outstanding as of January 28, 2005. To the extent any of our large stockholders decides to sell substantial amounts of our common stock in the public market over a short period of time, based on the historic trading volumes, we expect the market price of our common stock could fall.

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

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our investment portfolio at September 30, 2004 and 2003. All of our investments mature in twelve months or less.

	September 30, 2004			September 30, 2003
Principal (notional) amounts in United States dollars:	Cost basis	Fair market value	Average interest rate	Cost basis	Fair market value	Average interest rate
	(in thousands)			(in thousands)
Cash equivalents – fixed rate (a)	$20,955	$20,955	0.08%	$16,279	$16,279	0.08%

(a)	Cash equivalents represent the portion of our investment portfolio that mature in less than 90 days.

Our market interest rate risk for our investment portfolio relates primarily to changes in the United States short-term prime interest rate. Our market interest rate risk for borrowings under our credit facility, from which we had no borrowings at September 30, 2004, relates primarily to the rate we are charged by Silicon Valley Bank for our credit facility. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 1.00% per annum. To the extent we borrow heavily against the credit facility and Silicon Valley Bank were to increase its prime rate, it would cost us more to borrow and our interest expense would increase.

Foreign Currency Exchange Risk

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at September 30, 2004 and 2003. The accounts receivable at September 30, 2004 are valued at the United States/Euro exchange rate as of September 30, 2004 and the accounts receivable at September 30, 2003 are valued at the United States/Euro exchange rate as of September 30, 2003. The carrying value approximates fair value at September 30, 2004 and 2003.

	September 30, 2004		September 30, 2003
Principal (notional) amounts in United States dollars:	Carrying amount	Exchange Rate	Carrying amount	Exchange rate
	(in thousands)		(in thousands)
Accounts receivable denominated in Euros	$2,991	1.2209	$1,844	1.1253

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at September 30, 2004 and 2003. The carrying value approximates fair value at September 30, 2004 and 2003.

	September 30, 2004			September 30, 2003
Principal (notional) amounts in Euros:	Carrying amount	Spot rate	Settlement date	Carrying amount	Spot rate	Settlement date
	(in thousands)			(in thousands)
Currency exchange forward contract # 1	$61	1.2333	Oct-04	$228	1.1375	Oct-03
Currency exchange forward contract # 2	512	1.2333	Oct-04	—	—
Currency exchange forward contract # 3	634	1.2333	Oct-04	—	—
Currency exchange forward contract # 4	$1,547	1.2333	Nov-04	—	—

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

Index to Financial Statements

The following financial statements are filed as part of this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Netopia, Inc.

Netopia, Inc.:

We have audited the consolidated balance sheets of Netopia, Inc. and subsidiaries as of September 30, 2004, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule—valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netopia, Inc. and subsidiaries as of September 30, 2004, 2003, and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/    BURR, PILGER & MAYER LLP

San Francisco, California

January 31, 2005

Netopia, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30,	2004	Restated 2003	Restated 2002
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$23,973	$22,208	$25,022
Trade accounts receivable, net of allowances for doubtful accounts of $111, $190 and $579 at September 30, 2004, 2003 and 2002, respectively	17,812	16,062	9,970
Inventories, net	6,280	5,738	6,213
Prepaid expenses and other current assets	1,226	899	1,602

Total current assets	49,291	44,907	42,807

Furniture, fixtures and equipment, net	2,694	3,740	5,531
Acquired technology and other intangible assets, net	4,016	5,251	6,711
Goodwill	1,668	984	984
Long-term investments	1,032	1,032	1,463
Deposits and other assets	886	1,105	1,473

TOTAL ASSETS	$59,587	$57,019	$58,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,827	$11,222	$7,088
Accrued compensation	2,582	1,930	2,736
Accrued liabilities	3,806	1,385	1,450
Deferred revenue	1,679	1,666	2,417
Current portion of borrowings under term loans	104	250	—
Other current liabilities	53	113	42

Total current liabilities	18,051	16,566	13,733

Long-term liabilities:
Borrowings under credit facility and term loans	—	104	4,428
Other long-term liabilities	406	526	770

Total liabilities	18,457	17,196	18,931

Commitments and contingencies	—	—	—

Stockholders’ equity:
Common stock: $ 0.001 par value, 50,000,000 shares authorized: 24,717,503, 21,631,832 and 18,905,223 shares issued and outstanding at September 30, 2004, 2003 and 2002, respectively	25	22	19
Additional paid-in capital	166,245	156,132	147,485
Accumulated deficit	(125,140)	(116,331)	(107,466)

Total stockholders’ equity	41,130	39,823	40,038

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,587	$57,019	$58,969

See accompanying notes to consolidated financial statements.

Netopia, Inc. and Subsidiaries

Consolidated Statements of Operations

Fiscal years ended September 30,	2004	Restated 2003	Restated 2002

	(in thousands)
REVENUES:
Broadband equipment	$85,702	$67,393	$44,604
Broadband software and services	15,633	17,527	18,319

Total revenues	101,335	84,920	62,923

COST OF REVENUES:
Broadband equipment	63,251	49,001	32,467
Broadband software and services	992	1,314	639
Amortization of acquired technology	1,200	1,152	1,152

Total cost of revenues	65,443	51,467	34,258

GROSS PROFIT	35,892	33,453	28,665

OPERATING EXPENSES:
Research and development	15,828	15,570	17,414
Research and development project cancellation costs	—	606	—
Selling and marketing	20,528	20,110	23,400
General and administrative	7,147	4,740	5,364
Amortization of intangible assets	345	345	344
Restructuring costs	999	395	482
Integration costs	—	—	309

Acquired in-process research and development	—	—	4,058
Impairment of goodwill and other intangible assets	—	—	9,146

Total operating expenses	44,847	41,766	60,517

OPERATING LOSS	(8,955)	(8,313)	(31,852)

Other income (loss), net
Loss on impaired securities	—	(457)	(2,943)
Other income (expense), net	224	(95)	319

Other income (loss), net	224	(552)	(2,624)

Provision for income taxes	78	—	(200)

NET LOSS	$(8,809)	$(8,865)	$(34,276)

Per share data, loss from continuing operations:
Basic and diluted loss per share	$(0.38)	$(0.43)	$(1.73)

Common shares used in the per share calculations	23,573	19,560	18,455

Per share data, net loss:
Basic and diluted net loss per share	$(0.37)	$(0.45)	$(1.86)

Common shares used in the per share calculations	23,573	19,560	18,455

See accompanying notes to consolidated financial statements.

Netopia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
	(in thousands, except share amounts)
Balances, September 30, 2001	18,076,812	$17	$144,886	$(73,190)	$71,713

Exercise of stock options	99,231	—	299	—	299
Issuance of common stock under Employee
Stock Purchase Plan	429,180	1	809	—	810
Issuance of common stock for acquisitions	300,000	1	1,485	—	1,486
Stock options granted to non-employees	—	—	6	—	6
Net loss—Restated	—	—	—	(34,276)	(34,276)

Balances, September 30, 2002	18,905,223	19	147,485	(107,466)	40,038

Exercise of stock options	556,505	1	1,568	—	1,569
Issuance of common stock under Employee
Stock Purchase Plan	756,190	1	976	—	977
Issuance of common stock in private placement	1,413,914	1	6,491	—	6,492
Costs related to issuance of common stock	—	—	(388)	—	(388)
Net loss—Restated	—	—	—	(8,865)	(8,865)

Balances, September 30, 2003	21,631,832	22	156,132	(116,331)	39,823

Exercise of stock options	1,784,347	2	7,163	—	7,165
Issuance of common stock under Employee
Stock Purchase Plan	1,141,324	1	1,702	—	1,703
Issuance of common stock for acquisitions	160,000	—	1,248	—	1,248
Net loss	—	—	—	(8,809)	(8,809)

Balances, September 30, 2004	24,717,503	$25	$166,245	$(125,140)	$41,130

See accompanying notes to consolidated financial statements.

Netopia, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Fiscal years ended September 30,	2004	Restated 2003	Restated 2002
	(in thousands)
Cash flow from operating activities:
Net loss	$(8,809)	$(8,865)	$(34,276)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation & amortization	4,168	5,810	4,254
Gain on disposal of fixed assets	(19)	(107)	(11)
Charge for acquired in-process research and development	—	—	4,058
Unrealized loss on impaired securities	—	457	2,943
Charge for impairment of goodwill and other intangible assets	—	—	9,146
Charge for impairment of capitalized software/dev costs	—	—	80
Changes in allowance for doubtful accounts	138	97	637
Restructure costs	999	395	480
Changes in operating assets and liabilities (timing differences):
(Increase) decrease in accounts receivable	(1,888)	(6,189)	(1,057)
(Increase) decrease in inventory	(542)	475	943
(Increase) decrease in prepaid & other current assets	(160)	703	32
(Increase) decrease in deposits and other assets	55	(89)	(98)
Increase (decrease) in accounts payable	(1,395)	4,134	2,375
Increase (decrease) in accrued payables	485	(806)	588
Increase (decrease) in income taxes payable	—	—	(200)
Increase (decrease) in deferred revenue	13	(751)	(172)
Increase (decrease) in other liabilities	1,707	(633)	433

Net cash used in operating activities	(5,248)	(5,369)	(9,845)

Cash flow from investing activities:
Purchase of short-term investments	—	—	(4,793)
Proceeds from the sale of short-term investments	—	—	18,086
Purchase of furniture, fixtures and equipment	(1,335)	(1,295)	(3,093)
Acquisition of long term investment	—	(26)	(406)
Acquisition spending	(1,518)	(700)	(17,659)

Net cash provided by (used in) investing activities	(2,853)	(2,021)	(7,865)

Cash provided by (used in) financing activities:
Increase (decrease) in borrowings	(250)	(4,074)	4,428
Increase (decrease) in common stock	8,868	2,547	1,115
Issuance of common stock for acquisition of businesses	1,248	—	1,486
Issuance of common stock for private placement	—	6,103	—

Net cash provided by financing activities	9,866	4,576	7,029

Net increase (decrease) in cash and cash equivalents	1,765	(2,814)	(10,681)
Cash and cash equivalents, beginning of year	22,208	25,022	35,703

Cash and cash equivalents, end of year	$23,973	$22,208	$25,022

Supplemental disclosures of cash flow activities: Income taxes paid	$30	$20	$5

Interest paid	$8	$161	$25

Supplemental disclosures of non-cash investing and financing activities: Issuance of common stock for acquisition of businesses	$1,248	$—	$1,485

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

Cash Equivalents. Cash equivalents consist of money market funds with original maturities of 90 days or less from the time of purchase. Cash equivalents are recorded at costs, which approximates fair value. Cash equivalents as of September 30, 2004 and 2003 consisted of the following:

September 30,	2004	2003
	(in thousands)
Money market funds	$20,955	$16,279

Revenue Recognition. The Company generally recognizes revenue from the sale of broadband equipment at the time of shipment when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the price to the customer is fixed and determinable; (d) collectibility is probable; (e) the customer is obligated to pay the seller and the obligation is not contingent on resale of the product; and (f) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue the Company reports. At the date of shipment, assuming that the revenue recognition criteria specified above are met, the Company provides for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

The Company sales to our distributors and resellers are generally recognized at the time title to our product passes to the distributor or reseller, provided all other criteria for revenue recognition are met. This policy is predicated on the Company’s ability to estimate sales returns. The Company is also required to evaluate whether our distributors and resellers have the ability to honor their commitment to make fixed and determinable payments, regardless of whether they collect cash from their customers. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

The Company generally recognizes software revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, and SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. The Company generally has multiple element arrangements for its software revenue including software licenses and maintenance. The Company allocates the arrangement fee to each of the elements based on the residual method utilizing vendor specific objective evidence (VSOE) for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for maintenance is generally based on the price the customer would be required to pay when it is sold separately. Fair value for the delivered elements, primarily software licenses and upgrades, is based on the residual amount of the total arrangement fees after deducting the VSOE for the undelivered elements. Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

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

Concentrations of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company’s accounts receivable are derived from sales to direct customers, resellers and distributors in the America, Europe and the Asia Pacific region. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. In addition, allowances are maintained for potential credit losses associated with problem accounts. The Company limits the amounts invested in any one type of investment and maintains its cash investments with one financial institution. Management believes the financial risks associated with such deposits are minimal.

During fiscal year 2004, the Company did not experience significant losses on trade receivables from any particular customer, industry, or geographic region. However, during fiscal years 2003 and 2002, the Company fully reserved $0.6 million and $2.9 million, respectively, of outstanding accounts receivable primarily owed by certain carrier customers.

Inventories. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material costs, labor and applicable manufacturing overheads.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

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

Research and Development and Software Development Costs. Research and development (“R&D”) costs include costs related to the development of software products that are expensed as incurred until the technological feasibility of the product has been established. The Company has defined technological feasibility as completion of a working model. After technological feasibility is established, any additional software development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Product development costs capitalized are amortized over a future period. In fiscal years 2003 and 2002, the Company fully expensed certain product development costs it had earlier capitalized as the Company decided not to incorporate the technology into its products. No expenses related to development costs were incurred for fiscal year 2004.

Amortization of capitalized development costs begins when the products are available for general release to customers. The Company amortizes such costs using the straight-line method over the remaining estimated economic life of the product, which is generally three years. All other research and development expenditures are charged to research and development expense in the period incurred. During fiscal years 2004, 2003 and 2002, the Company capitalized $0 million, $0.1 and $0 million, respectively, of development costs incurred subsequent to delivery of a working model, under development agreements with third parties.

Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense was $0.7 million, $0.5 million and $0.7 million for fiscal years 2004, 2003 and 2002, respectively.

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

Long-Term Investments. The Company holds a minority investment in two privately held companies. The investments are accounted for using the cost method of accounting, as the Company does not have the ability to exert significant influence on the investees. As of September 30, 2004 the net carrying cost of the investment in MegaPath is $1.0 million. The investment in Everdream Corporation was impaired in fiscal year 2002, thus fully impairing the remaining balance of the Company’s investment in Everdream. It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of these securities. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. During fiscal years 2004, 2003 and 2002 the Company recorded losses on these investments of $0 million and $.5 million and $2.9 million, respectively. These impairment charges were recorded in connection with recent valuations of the underlying companies performed in connection with their efforts to raise additional capital.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

Stock-Based Compensation. In December 2002, the Financial Accounting Statements Board (“FASB”) issued FAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation”, by providing alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Pro Forma Disclosure—Compensatory Stock Arrangements. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the fair value of shares purchased under the plan as prescribed by SFAS No. 123, the pro-forma stock-based incentive expense has no impact on our cash flow. In the future, we will be required to use a different valuation model, which could result in a significantly different impact on our net income or loss. The following table illustrates the effect on our net loss and per share if we had applied the fair value recognition provisions of SFAS 123:

Fiscal years ended September 30,	2004	Restated 2003	Restated 2002
	(in thousands, except per share amounts)
Net loss—as restated	$(8,809)	$(8,865)	$(34,276)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(6,618)	(6,977)	(7,693)

Net loss—pro forma	(15,427)	(15,842)	(41,969)
Basic and diluted net loss per share—as reported	$(0.37)	$(0.45)	$(1.86)

Basic and diluted net loss per share—pro forma	$(0.65)	$(0.81)	$(2.27)

Shares used in the per share calculations—as reported	23,573	19,560	18,455
Shares used in the per share calculations—pro forma	23,573	19,560	18,455

The fiscal years 2004, 2003 and 2002 pro forma amounts are not indicative of future period pro forma amounts.

Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per Share Calculations. Basic net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period plus potential dilutive shares from options and warrants outstanding using the treasury stock method.

All potential dilutive common shares have been excluded from the computation of the diluted loss per share for fiscal years 2004, 2003 and 2002, as their effect on the loss per share was anti-dilutive. Potential dilutive common shares which were excluded from the computation of diluted loss per share consisted of options to purchase common stock totaling 5,971,110 shares in fiscal year 2004, 7,633,740 shares in fiscal year 2003; and 7,170,338 shares in fiscal year 2002.

Comprehensive Income (Loss). Comprehensive loss is comprised of the Company’s net loss, unrealized gains and losses on certain of its investment securities and foreign currency translation.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

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

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with our third quarter of fiscal 2005 ending June 30, 2005. We are currently valuating the requirements of SFAS No. 123(R) and although we believe the impact to our financial statements will be in a similar range as the amounts presented in our pro forma financial results required to be disclosed under the current SFAS No. 123, we have not yet fully determined its impact on our consolidated financial statements.

In March 2004, the Emerging Issues Task Force ratified the consensus reached on paragraphs 6 through 23 of Issue No. 03-01 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We adopted EITF 03-1 in the year ended September 30, 2004; however, it did not have a material impact on the disclosures in our Consolidated Financial Statements.

In January 2003, the Emerging Issues Task Force reached consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverables be accounted for separately. EITF 00-21 allows for prospective adoption for arrangements entered into after June 15, 2003 or adoption via a cumulative effect of a change in accounting principle. We adopted EITF 00-21 in the year ended September 30, 2004; however, it did not have a material impact on our disclosures in our Consolidated Financial Statements.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

(2) Restatement of Financial Statements

We have restated our consolidated financial statements for the fiscal years ended September 30, 2003 and 2002 and for the first and second fiscal quarters of fiscal year 2004. All applicable financial information contained in these consolidated financial statements in this Form 10-K give effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in our prior filings with the SEC or included in previous announcements should not be relied upon.

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

The Internal Accounting Review determined that both software transactions referred to above were contingent sales. As a consequence, and, in accordance with the principles of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, we are restating revenue to reflect:

First Transaction

•	the elimination of $750,000 of software license revenue of the approximately $1.5 million originally recorded in the third fiscal quarter ended June 30, 2002 to reflect the proceeds not received during the quarter;

•	the recognition of $632,000 of software license revenue in the fourth fiscal quarter ended September 30, 2002 to reflect the proceeds received during the quarter; and

•	the recognition of $118,000 of maintenance revenue ratably over the four fiscal quarters commencing July 1, 2003 and ending June 30, 2004 during which periods the maintenance revenues were earned, the proceeds for which were received in the fourth fiscal quarter ended September 30, 2002;

Second Transaction

•	the elimination of $750,400 of software license, maintenance and deferred revenue in the fourth fiscal quarter ended September 30, 2003 because no proceeds were received during the quarter;

•	the recognition of $273,000 of software license revenue in the fourth fiscal quarter ended September 30, 2004 to reflect the proceeds received during the quarter; and

•	the recognition of $64,000 of maintenance revenue ratably over the five fiscal quarters commencing July 1, 2004 and ending September 30, 2005 during which periods the maintenance revenues will be earned, the proceeds for which were received in the fourth fiscal quarter ended September 30, 2004.

•	In addition, we will recognize $262,500 of software license revenue in the first fiscal quarter of fiscal year 2005 ended December 31, 2004, reflecting additional proceeds received during the first fiscal quarter of fiscal year 2005 with respect to the second transaction.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

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

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

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

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

The following tables reflect the restatement changes on our financial results on a quarterly basis for the fiscal years ended September 30, 2003 and 2002, and the fiscal quarters ended March 31, 2004 and December 31, 2003:

Effects on Net Loss Resulting from the Restatement Entries

Note that numbers in parentheses represent a decrease in revenue, expenses and net loss.

Numbers with no parentheses represent an increase in revenue, expenses and net loss.

	Three Months Ended				Fiscal Year Ended Sep. 30, 2004
	Dec. 31, 2003	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004
	(in thousands)
REVENUES:
Broadband equipment
Marketing funds reclassification	$(289)	$(174)	$—	$—	$(463)
Broadband software and services
Net changes in deferred revenue recognized	(1)	35	—	—	34

Subtotal	(290)	(139)	—	—	(429)

COST OF REVENUES:
Broadband equipment
Amortization expense reclassification	288	—	—	—	288
Inventory Valuation Adjustments	(9)	25	—	—	16
Correction of expenses	—	15	—	—	15
Broadband software and services
Amortization expense reclassification	12	—	—	—	12

Subtotal	291	40	—	—	331

Research and development
Correction of lease accrual	(10)	(12)	—	—	(22)

Selling and marketing	—	—	—	—	—

General and administrative
Correction of expenses	(16)	(16)	—	—	(32)
Marketing funds reclassification	(289)	(174)	—	—	(463)

Amortization of intangible assets
Amortization expense reclassification	(300)	—	—	—	(300)

Restructuring costs	—	—	—	—	—

Integration costs	—	—	—	—	—

Acquired in-process research and development	—	—	—	—	—

Impairment of goodwill and other intangible assets	—	—	—	—	—

Subtotal	(615)	(202)	—	—	(817)

Total Expense	(324)	(162)	—	—	(486)

Other income (loss), net
Loss on impaired securities	—	—	—	—	—
Other income (expense), net	—	—	—	—	—

Other income (loss), net	—	—	—	—	—

Provision for income taxes	—	—	—	—	—

Total effect on net loss	$(34)	$(23)	$—	$—	$(57)

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

Effects on Net Loss Resulting from the Restatement Entries

Note that numbers in parentheses represent a decrease in revenue, expenses and net loss.

Numbers with no parentheses represent an increase in revenue, expenses and net loss.

	Three Months Ended				Fiscal Year Ended Sep. 30, 2003
	Dec. 31, 2002	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003
	(in thousands)
REVENUES:
Broadband equipment
Marketing funds reclassification	$(190)	$(191)	$(244)	$(199)	$(824)
Broadband software and services
Net changes in deferred revenue recognized	(102)	(186)	105	(380)	(563)

Subtotal	(292)	(377)	(139)	(579)	(1,387)

COST OF REVENUES:
Broadband equipment
Amortization expense reclassification	288	288	288	288	1,152
Inventory Valuation Adjustments	(87)	303	49	54	319
Correction of expenses	—	16	—	(230)	(214)
Broadband software and services
Amortization expense reclassification	—	—	—	—	—

Subtotal	201	607	337	112	1,257

Research and development
Correction of lease accrual	—	(15)	(27)	(9)	(51)

Selling and marketing
Correction of expenses	—	—	—	(35)	(35)

General and administrative
Correction of expenses	(16)	(16)	(16)	11	(37)
Marketing funds reclassification	(190)	(191)	(244)	(199)	(824)

Amortization of intangible assets
Amortization expense reclassification	(288)	(288)	(288)	(288)	(1,152)

Restructuring costs	—	—	—	—	—

Integration costs	—	—	—	—	—

Acquired in-process research and development	—	—	—	—	—

Impairment of goodwill and other intangible assets	—	—	—	—	—

Subtotal	(494)	(510)	(575)	(520)	(2,099)

Total Expense	(293)	97	(238)	(408)	(842)

Other income (loss), net
Loss on impaired securities	—	—	—	—	—
Other income (expense), net	—	—	—	—	—

Other income (loss), net	—	—	—	—	—

Provision for income taxes	—	—	—	—	—

Total effect on net loss	$(1)	$474	$(99)	$171	$545

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

Effects on Net Loss Resulting from the Restatement Entries

Note that numbers in parentheses represent a decrease in revenue, expenses and net loss.

Numbers with no parentheses represent an increase in revenue, expenses and net loss.

	Three Months Ended				Fiscal Year Ended Sep. 30, 2002
	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002
	(in thousands)
REVENUES:
Broadband equipment
Marketing funds reclassification	$(173)	$(169)	$(216)	$(389)	$(947)
Broadband software and services
Net changes in deferred revenue recognized	(25)	(151)	(570)	552	(194)

Subtotal	(198)	(320)	(786)	163	(1,141)

COST OF REVENUES:
Broadband equipment
Amortization expense reclassification	288	288	288	288	1,152
Inventory Valuation Adjustments	(336)	44	52	—	(240)
Correction of expenses	—	(3)	3	384	384
Broadband software and services
Amortization expense reclassification	—	—	—	—	—

Subtotal	(48)	329	343	672	1,296

Research and development
Correction of lease accrual	2	(53)	86	(144)	(109)

Selling and marketing
Correction of expenses	—	—	(90)	90	—

General and administrative
Correction of expenses	—	—	(16)	(16)	(32)
Marketing funds reclassification	(173)	(157)	(216)	(389)	(935)

Amortization of intangible assets
Amortization expense reclassification	(288)	(288)	(288)	(288)	(1,152)

Restructuring costs	—	—	—	—	—

Integration costs	—	—	—	—	—

Acquired in-process research and development	—	—	—	—	—

Impairment of goodwill and other intangible assets	—	—	—	—	—

Subtotal	(459)	(498)	(524)	(747)	(2,228)

Total Expense	(507)	(169)	(181)	(75)	(932)

Other income (loss), net
Loss on impaired securities	—	—	—	—	—
Other income (expense), net	—	—	—	—	—

Other income (loss), net	—	—	—	—	—

Provision for income taxes	—	—	(200)	—	(200)

Total effect on net loss	$(309)	$151	$405	$(238)	$9

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

(3) Restatement of Unaudited Financial Results

The following table reflects our fiscal 2004, 2003 and 2002 unaudited consolidated quarterly financial information, as previously reported and restated. The details of the restatements are further outlined in Note 2.

	Fiscal 2004
			Restated	Previously Filed	Restated	Previously Filed
Three months ended,	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Mar. 31, 2004	Dec. 31, 2003	Dec. 31, 2003
	(in thousands; except per share amounts)
REVENUES:
Broadband equipment	$22,276	$21,891	$17,878	$18,052	$23,657	$23,946
Broadband software and services	3,559	3,543	3,879	3,844	4,652	4,653

Total revenues	25,835	25,434	21,757	21,896	28,309	28,599

COST OF REVENUES:
Broadband equipment	17,471	16,757	12,573	12,533	16,450	16,459
Broadband software and services	286	267	231	231	208	208
Amortization of acquired technology	300	300	300	300	300	—

Total cost of revenues	18,057	17,324	13,104	13,064	16,958	16,667

GROSS PROFIT	7,778	8,110	8,653	8,832	11,351	11,932

OPERATING EXPENSES:
Research and development	3,974	3,846	4,057	4,069	3,951	3,961
Research and development project cancellation costs	—	—	—	—	—	—
Selling and marketing	5,266	5,199	5,037	5,211	5,026	5,315
General and administrative	3,556	1,184	1,172	1,188	1,235	1,251

Amortization of intangible assets	86	86	87	87	86	386
Restructuring costs	999	—	—	—	—	—
Integration costs	—	—	—	—	—	—
Acquired in-process research and development	—	—	—	—	—	—
Impairment of goodwill and other intangible assets	—	—	—	—	—	—

Total operating expenses	13,881	10,315	10,353	10,555	10,298	10,913

OPERATING INCOME (LOSS)	(6,103)	(2,205)	(1,700)	(1,723)	1,053	1,019

Other income (loss), net
Loss on impaired securities	—	—	—	—	—	—
Other income (expense), net	31	(52)	77	77	168	168

Other income (loss), net	31	(52)	77	77	168	168

Provision for income taxes	13	19	(11)	(11)	57	57
NET INCOME (LOSS)	$(6,085)	$(2,276)	$(1,612)	$(1,635)	$1,164	$1,130

Per share data, net income (loss):
Basic net income (loss) per share	$(0.25)	$(0.09)	$(0.07)	$(0.07)	$0.05	$0.05

Diluted net income (loss) per share	$(0.25)	$(0.09)	$(0.07)	$(0.07)	$0.04	$0.04

Shares used in the computation of net income (loss):
Shares used in the basic per share calculations	24,490	24,033	23,536	23,536	22,236	22,236

Shares used in the diluted per share calculations	24,490	24,033	23,536	23,536	26,020	26,091

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

	Fiscal 2003
	Restated	Previously Filed	Restated	Previously Filed	Restated	Previously Filed	Restated	Previously Filed
Three months ended,	Sep. 30, 2003	Sep. 30, 2003	Jun. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Mar. 31, 2003	Dec. 31, 2002	Dec. 31, 2002
	(in thousands; except per share amounts)
REVENUES:
Broadband equipment	$20,622	$20,821	$17,718	$17,962	$14,647	$14,838	$14,406	$14,596
Broadband software and services	4,294	4,674	4,114	4,009	4,214	4,400	4,905	5,007

Total revenues	24,916	25,495	21,832	21,971	18,861	19,238	19,311	19,603

COST OF REVENUES:
Broadband equipment	14,330	14,218	12,808	12,471	11,239	10,632	10,624	10,423
Broadband software and services	224	224	316	316	345	345	429	429
Amortization of acquired technology	288	288	288	288	288	288	288	288

Total cost of revenues	14,842	14,730	13,412	13,075	11,872	11,265	11,341	11,140

GROSS PROFIT	10,074	10,765	8,420	8,896	6,989	7,973	7,970	8,463

OPERATING EXPENSES:
Research and development	3,812	3,821	3,764	3,791	4,011	4,026	3,983	3,983
Research and development project cancellation costs	—	—	—	—	—	—	606	606
Selling and marketing	4,845	5,079	4,855	5,099	4,939	5,130	5,471	5,661
General and administrative	1,276	1,265	961	977	1,091	1,107	1,412	1,428
Amortization of intangible assets	87	375	86	374	86	374	86	374
Restructuring costs	(77)	(77)	130	130	—	—	342	342
Integration costs	—	—	—	—	—	—	—	—
Acquired in-process research and development	—	—	—	—	—	—	—	—
Impairment of goodwill and other intangible assets	—	—	—	—	—	—	—	—

Total operating expenses	9,943	10,463	9,796	10,371	10,127	10,637	11,900	12,394

OPERATING INCOME (LOSS)	131	302	(1,376)	(1,475)	(3,138)	(2,664)	(3,930)	(3,931)

Other income (loss), net
Loss on impaired securities	—	—	—	—	(457)	(457)	—	—
Other income (expense), net	(80)	(80)	(3)	(3)	(5)	(5)	(7)	(7)

Other income (loss), net	(80)	(80)	(3)	(3)	(462)	(462)	(7)	(7)

Provision for income taxes	—	—	—	—	—	—	—	—

NET INCOME (LOSS)	$51	$222	$(1,379)	$(1,478)	$(3,600)	$(3,126)	$(3,937)	$(3,938)

Per share data, net income (loss):
Basic net income (loss) per share	$0.00	$0.01	$(0.07)	$(0.08)	$(0.19)	$(0.16)	$(0.21)	$(0.21)

Diluted net income (loss) per share	$0.00	$0.01	$(0.07)	$(0.08)	$(0.19)	$(0.16)	$(0.21)	$(0.21)

Shares used in the computation of net income (loss):
Shares used in the basic per share calculations	20,790	20,790	19,370	19,370	19,163	19,163	18,906	18,906

Shares used in the diluted per share calculations	22,646	22,646	19,370	19,370	19,163	19,163	18,906	18,906

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

	Fiscal 2002
	Restated	Previously Filed	Restated	Previously Filed	Restated	Previously Filed	Restated	Previously Filed
Three months ended,	Sep. 30, 2002	Sep. 30, 2002	Jun. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Mar. 31, 2002	Dec. 31, 2001	Dec. 31, 2001
	(in thousands; except per share amounts)
REVENUES:
Broadband equipment	$12,016	$12,405	$9,880	$10,096	$11,070	$11,239	$11,638	$11,811
Broadband software and services	5,053	4,501	4,898	5,468	4,319	4,470	4,049	4,074

Total revenues	17,069	16,906	14,778	15,564	15,389	15,709	15,687	15,885

COST OF REVENUES:
Broadband equipment	9,656	8,984	7,795	7,452	7,969	7,640	7,047	7,095
Broadband software and services	175	175	154	154	146	146	164	164
Amortization of acquired technology	288	288	288	288	288	288	288	288

Total cost of revenues	10,119	9,447	8,237	7,894	8,403	8,074	7,499	7,547

GROSS PROFIT	6,950	7,459	6,541	7,670	6,986	7,635	8,188	8,338

OPERATING EXPENSES:
Research and development	4,337	4,481	4,632	4,546	4,295	4,348	4,150	4,148
Research and development project cancellation costs	—	—	—	—	—	—	—	—
Selling and marketing	5,729	6,028	5,898	6,204	5,818	5,975	5,955	6,128
General and administrative	1,674	1,690	1,450	1,466	1,267	1,267	973	973

Amortization of intangible assets	86	374	86	374	86	374	86	374
Restructuring costs	—	—	—	—	—	—	482	482
Integration costs	—	—	—	—	—	—	309	309
Acquired in-process research and development	—	—	—	—	1,908	1,908	2,150	2,150
Impairment of goodwill and other intangible assets	9,146	9,146	—	—	—	—	—	—

Total operating expenses	20,972	21,719	12,066	12,590	13,374	13,872	14,105	14,564

OPERATING INCOME (LOSS)	(14,022)	(14,260)	(5,525)	(4,920)	(6,388)	(6,237)	(5,917)	(6,226)

Other income (loss), net
Loss on impaired securities	(1,543)	(1,543)	—	—	(1,400)	(1,400)	—	—
Other income (expense), net	29	29	54	54	80	80	156	156

Other income (loss), net	(1,514)	(1,514)	54	54	(1,320)	(1,320)	156	156

Provision for income taxes	—	—	(200)	—	—	—	—	—
NET INCOME (LOSS)	$(15,536)	$(15,774)	$(5,271)	$(4,866)	$(7,708)	$(7,557)	$(5,761)	$(6,070)

Per share data, net income (loss):
Basic net income (loss) per share	$(0.83)	$(0.84)	$(0.28)	$(0.26)	$(0.42)	$(0.41)	$(0.32)	$(0.34)

Diluted net income (loss) per share	$(0.83)	$(0.84)	$(0.28)	$(0.26)	$(0.42)	$(0.41)	$(0.32)	$(0.34)

Shares used in the computation of net income (loss):
Shares used in the basic per share calculations	18,822	18,822	18,648	18,648	18,255	18,255	18,092	18,092

Shares used in the diluted per share calculations	18,822	18,822	18,648	18,648	18,255	18,255	18,092	18,092

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

(4) Acquisitions

JadeSail Systems, Inc. In October 2003, the Company acquired JadeSail Systems, Inc. (JadeSail), a provider of Internet Protocol (IP) services management and network equipment provisioning software. The Company and JadeSail, a California corporation, consummated the merger (the Merger) whereby Sailaway Merger Sub, Inc., a California corporation and a wholly-owned subsidiary of Netopia, merged with and into JadeSail pursuant to an Agreement and Plan of Merger and Reorganization dated as of October 3, 2003. JadeSail survived the Merger as a wholly owned subsidiary of Netopia. Netopia has incorporated the JadeSail technology into its NBBS platform, thereby increasing functionality of the NBBS platform.

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

The allocation of the purchase price is based upon the Company’s estimate of the fair value of the tangible and intangible assets acquired as follows:

	Amount	Annual amortization	Useful Life
	(in thousands)
Cash	$42	n/a	n/a
Accounts payable	(42)	n/a	n/a
Identified intangible assets:
Developed product technology	246	49	5 years
Goodwill	1,149	n/a	n/a

Total purchase price	$1,395	$49

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

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

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

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

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

(5) Goodwill and Other Intangible Assets

The Company’s intangible assets at September 30, 2004 consist primarily of goodwill acquired in connection with the acquisitions of JadeSail and WebOrder, which the Company is not amortizing, other intangible assets acquired in connection with the JadeSail and Cayman acquisition, which the Company is amortizing on a straight-line basis over their estimated useful lives and a marketing licenses which the Company is amortizing over the term of the licenses.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

Goodwill is tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. Based on the Company’s analysis, the Company concluded that due to the planned closure of our German subsidiary in the first quarter of fiscal 2005, the goodwill associated with that entity of $0.5 million was impaired and thus written off as part of restructuring costs at September 30, 2004. We reviewed the events and circumstances pertaining to our Jadeasail and Weborder goodwill which has been allocated to our broadband software and services reporting unit and have concluded that there was no impairment of such goodwill under SFAS No. 142 for fiscal year 2004.

During fiscal year 2003, the Company performed the annual impairment test required by SFAS No. 142 on August 31, 2003 for the remaining goodwill that is allocated to its broadband software and services-reporting unit. To complete the first step of the analysis, the Company discounted the cash flows generated by its broadband software and services reporting unit’s 5 year plans and applied the Gordon Growth factor to determine the residual value. At August 31, 2003 there was no indication of impairment as, based upon the Company’s analysis, the implied fair value of the Company’s Broadband software and services-reporting unit was found to be greater than its carrying amount.

During fiscal year 2002, the Company performed the annual impairment test required by SFAS No. 142 on August 31, 2002 for its two reporting units. To complete the first step of the analysis, the Company discounted the cash flows generated by its Internet equipment and Broadband software and services reporting unit’s 5 year plans and applied the Gordon Growth factor to determine the residual value. To complete the second step of the analysis, the Company determined the value of the intangible assets of the Internet equipment-reporting unit as compared to the excess of fair value over the net book value of the assets of the Internet equipment-reporting unit. At August 31, 2002, the implied fair value of the goodwill allocated to the Company’s Internet equipment reporting unit was found to be less than its carrying amount and as a result, the Company recorded a charge to its consolidated statement of operations and comprehensive loss in the fiscal year ended September 30, 2002 of $9.1 million, representing full impairment of the remaining goodwill acquired in connection with the acquisitions of Cayman and StarNet.

The following chart details the Company’s goodwill allocated to the broadband software and services reporting unit as of September 30, 2004, 2003 and 2002 (there is no goodwill allocated to the broadband equipment reporting unit):

	Acquisition date	Balance at September 30, 2003	Goodwill acquired during the period	Goodwill impairment charges	Balance at September 30, 2004
		(in thousands)
Broadband software and services:
JadeSail	Oct-03	$—	$1,149	$—	$1,149
WebOrder	Mar-00	519	—	—	519
netOctopus	Dec-98	465	—	(465)	—

Total		$984	$1,149	$(465)	$1,668

	Acquisition date	Balance at September 30, 2002	Goodwill acquired during the period	Goodwill impairment charges	Balance at September 30, 2003
		(in thousands)
Broadband software and services:
WebOrder	Mar-00	$519	$—	$—	$519
netOctopus	Dec-98	465	—	—	465

Total		$984	$—	$—	$984

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

	Acquisition date	Balance at September 30, 2001	Goodwill acquired during the period	Goodwill impairment charges	Balance at September 30, 2002
		(in thousands)
Broadband software and services:
WebOrder	Mar-00	$573	$—	$(54)	$519
Starnet	Oct-99	1,820	—	(1,820)	—
netOctopus	Dec-98	365	100	—	465

Total		$2,758	$100	$(1,874)	$984

At September 30, 2004, the Company’s other intangible assets consisted of developed product technology, sales channel relationships related to the Company’s acquisition of Cayman, and marketing license. The Company did not test its long-lived assets and other intangible assets for impairment during the fiscal year ended September 30, 2004, because there were no events or changes in circumstances that would indicate that the carrying amount of the asset groups might not be recoverable.

In fiscal year 2003 and 2002, as a result of the downturn in the economy and the impairment charge recorded in connection with the Company’s SFAS No. 142 analysis, the Company tested its identifiable intangible assets in accordance with SFAS No. 144 and found no impairment.

The following chart details the Company’s other intangible assets, by reporting unit, as of September 30, 2004, 2003 and 2002:

	Acquisition date	Balance at September 30, 2003	Other intangible assets acquired during the period	Amortization expense	Balance at September 30, 2004
		(in thousands)
Broadband equipment:
Acquired technology	Oct-03	$—	$246	$(49)	$197
Acquired technology	Oct-01	4,386	—	(1,152)	3,234
Sales channel relationships	Oct-01	690	—	(345)	345
Subtotal		5,076	246	(1,546)	3,776

Broadband software and services:
Marketing license	Jan-03	175	123	(58)	240
Subtotal		175	123	(58)	240

Total		$5,251	$369	$(1,604)	$4,016

	Acquisition date	Balance at September 30, 2002	Other intangible assets acquired during the period	Amortization expense	Balance at September 30, 2003
		(in thousands)
Broadband equipment:
Acquired technology	Oct-01	5,538	—	(1,152)	4,386
Sales channel relationships	Oct-01	1,035	—	(345)	690
Subtotal		6,573	—	(1,497)	5,076

Broadband software and services:
Marketing license	Jul-99	138	—	(138)	—
Marketing license	Jan-03	—	700	(525)	175
Subtotal		138	700	(663)	175

Total		$6,711	$700	$(2,160)	$5,251

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

	Acquisition date	Balance at September 30, 2001	Other intangible assets acquired during the period	Amortization expense	Balance at September 30, 2002
		(in thousands)
Broadband equipment:
Acquired technology	Oct-01	—	6,690	(1,152)	5,538
Sales channel relationships	Oct-01	—	1,380	(345)	1,035
Subtotal		—	8,070	(1,497)	6,573

Broadband software and services:
Marketing license	Jul-99	668	—	(530)	138
Subtotal		668	—	(530)	138

Total		$668	$8,070	$(2,027)	$6,711

Estimated amortization expense for the next five years related to the Company’s other intangible assets as of September 30, 2004 is as follows:

Fiscal years ended September 30,	2005	2006	2007	2008	2009	Totals
	(in thousands)
Broadband equipment:
Acquired technology	$50	$49	$49	$49	$—	$197
Sales channel relationships	1,498	1,498	583	—	—	3,579

Subtotal	1,548	1,547	632	49	—	3,776
						—
Broadband software and services:						—
Marketing license	100	100	40	—	—	240

Total	$1,648	$1,647	$672	$49	$—	$4,016

(6) Inventories, Net

Inventories, net consisted of the following:

Fiscal years ended September 30,	2004	2003	2002
	(in thousands)
Raw materials	$1,595	$1,175	$3,646
Work in process	448	213	85
Finished goods	4,237	4,350	2,482

Inventories, net	$6,280	$5,738	$6,213

(7) Warranty Liability

Warranty liability is recorded as a component of accrued liabilities on the Company’s consolidated balance sheet. For the Company’s Internet equipment products, the Company generally provides a one-year warranty to domestic purchasers and a two-year warranty to international purchasers. The Company generally does not offer a warranty on its broadband software and services products. On a monthly basis, the Company accrues for its estimated warranty liability based upon a percentage of such months cost of revenues. On a quarterly basis, the Company analyzes its estimated warranty liability based upon historic return rates and records adjustments to its warranty liability as necessary.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

Warranty liability consisted of the following:

	Beginning balance	Cost of Warranty Replacements	Warranty accrued	Ending balance
	(in thousands)
Fiscal year ended September 30, 2004	$(197)	$552	$(491)	$(136)

Fiscal year ended September 30, 2003	$(323)	$369	$(243)	$(197)

Fiscal year ended September 30, 2002	$(151)	$93	$(265)	$(323)

(8) Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following:

Fiscal years ended September 30,	2004	2003	2002
	(in thousands)
Manufacturing tooling	$1,060	$897	$1,191
Machinery and equipment	2,924	2,541	2,290
Furniture and fixtures	1,808	1,800	2,801
Computers	7,612	7,187	8,935
Leasehold improvements	350	302	407

Total furniture, fixtures and equipment	13,754	12,727	15,624
Accumulated depreciation and amortization	(11,060)	(8,987)	(10,093)

Net furniture, fixtures and equipment	$2,694	$3,740	$5,531

(9) Income Taxes

For financial reporting purposes, the Company’s net loss prior to the provision for income taxes includes the following:

		Restated	Restated
Fiscal years ended September 30,	2004	2003	2002
	(in thousands)
Domestic	$(8,931)	$(8,988)	$(34,660)
Foreign	200	123	184

Total	$(8,731)	$(8,865)	$(34,476)

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

Income tax expense (benefit) related to continuing operations consisted of the following:

		Restated	Restated
Fiscal years ended September 30,	2004	2003	2002
	(in thousands)
Current
Federal	$—	$—	$(200)
State	—	—	—
Foreign	78	63	50

Subtotal	78	63	(150)

Deferred
Federal	$—	$—	$—
State	—	—	—
Subtotal	—	—	—

	—	—	—

Total	$78	$63	$(150)

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% for 2004, 2003 and 2002 to pretax loss as a result of the following:

		Restated	Restated
Fiscal years ended September 30,	2004	2003	2002
	(in thousands)
Computed “expected” benefit of 34%	$(2,969)	$(3,014)	$(1,172)
Losses not benefited	2,978	2,997	11,117
Goodwill impairment	—	—	619
Other	69	80	(164)

Provision for (benefit from) income taxes	$78	$63	$10,400

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

		Restated	Restated
Fiscal years ended September 30,	2004	2003	2002
	(in thousands)
Reserves and accruals	$1,805	$1,136	$729
Research and other credits	6,859	4,837	4,296
Tangible and intangible assets	10,513	9,960	9,361
Net operating losses (NOLs)	39,135	29,531	25,702

Subtotal	$58,312	$45,464	$40,088
Less: valuation allowance	(58,312)	(45,464)	(40,088)

Net deferred tax assets	—	—	—

The net change in the total valuation allowance for the years ended September 30, 2004 and 2003 was an increase of $12.8 million and $5.4 million, respectively.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

At September 30, 2004, the Company believed that based upon available evidence, there was sufficient uncertainty regarding the ability to realize its deferred tax assets to warrant a full valuation allowance. The factors considered included the relative shorter life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates.

At September 30, 2004, the Company had net operating loss carry-forwards of approximately $107.0 million for federal tax purposes and $54.8 million for state tax purposes. If not earlier utilized, the federal net operating loss carryforwards will expire in various years from 2018 through 2024 and the state net operating loss carryforwards will expire in various years from 2005 through 2015.

At September 30, 2004, the Company also had research credit carry-forwards of approximately $4.7 million for federal tax purposes and $2.8 million for state tax purposes. If not earlier utilized, the federal research credit carry-forwards will expire in various years beginning 2006 through 2024. The state research credit carries forward indefinitely until utilized. The Company has California manufacturing credit carry-forwards of approximately $0.1 million, which expire in various years beginning 2006 through 2008.

At September 30, 2004, the Company also had minimum tax credit carry-forwards of approximately $0.1 million for federal tax purposes and $0.2 million for state tax purposes. These credits carry forward until utilized.

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

(10) Stockholders’ Equity and Stock Option Plans

In April 1996, the Company was reincorporated in the State of Delaware. The Company’s authorized capital consists of 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. There was no preferred stock issued or outstanding at September 30, 2004.

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

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

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

Amendments to Automatic Option Grant Programs in Stock Option Plans. Amendments to the Company’s Automatic Option Grant Programs that are included in the 1996 Stock Option Plan and 2002 Equity Incentive Plan to increase the number of options granted to non-employee directors of the Company were approved at the

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

Company’s Annual Meeting of Stockholders in January 2003. As amended, the Automatic Option Grant Programs provide that each non-employee director who is first elected or appointed on or after the date of the 2003 Annual Meeting of Stockholders will receive the grant of an option to purchase 50,000 shares of common stock. The Automatic Option Grant Programs also provide for the grant on the date of each annual stockholder meeting beginning with the 2003 Annual Meeting of Stockholders of (a) an option to purchase 15,000 shares of common stock to each non-employee director, and (b) an additional option to purchase 5,000 shares of common stock to each non-employee director who is a member of the Audit Committee of the Company’s Board of Directors.

As of September 30, 2004, the Company had 5,971,110 shares subject to outstanding options and 1,055,569 shares available for grant.

The following table summarizes activity under the Company’s stock option plans:

Stock options	Shares under option	Weighted average exercise price
Outstanding as of September 30, 2001	3,268,128	$5.92
Options granted	4,723,330	3.71
Options exercised	(99,231)	3.19
Options cancelled	(721,889)	7.39

Outstanding as of September 30, 2002	7,170,338	4.35
Options granted	1,867,750	3.31
Options exercised	(556,505)	2.82
Options cancelled	(847,843)	4.07

Outstanding as of September 30, 2003	7,633,740	4.24
Options granted	577,500	7.34
Options exercised	(1,784,347)	3.29
Options cancelled	(455,783)	11.95

Outstanding as of September 30, 2004	5,971,110	4.59

Exercisable	4,118,975	$4.62

The fair market value, based upon the Black-Scholes option valuation model, of the options granted during fiscal years 2004, 2003 and 2002 were $6.73, $3.15 and $2.75, respectively.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

The following table summarizes information with respect to the Company’s stock options outstanding at September 30, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of September 30, 2004	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable as of September 30, 2004	Weighted- average exercise price
$ 1.200 - $ 2.020	685,376	8.40	$1.454	489,295	$1.298
2.035 - 3.600	719,587	7.32	3.162	519,358	3.218
3.610 - 3.700	471,728	7.36	3.699	264,237	3.699
3.800 - 3.800	1,026,876	8.68	3.800	353,128	3.800
3.844 - 4.250	812,980	6.79	4.110	657,916	4.134
4.260 - 5.531	495,228	5.02	4.848	446,311	4.880
5.550 - 5.550	703,101	7.26	5.550	699,402	5.550
5.625 - 6.750	660,028	5.17	6.132	498,710	6.241
6.813 - 44.250	382,806	7.22	10.800	177,030	10.519
48.000 - 48.000	13,400	5.34	48.000	13,400	48.000

	5,971,110	7.16	$4.587	4,118,787	$4.620

1996 Employee Stock Purchase Plan. In April 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the Purchase Plan). To date a total of 3,500,000 shares of common stock have been approved for issuance under the Purchase Plan. Employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. An amendment to the Company’s Employee Stock Purchase Plan was approved at the Company’s Annual Meeting of Stockholders in January 2003 to increase the number of shares of common stock that each participating employee may purchase in any purchase period from 2,000 shares to 5,000 shares.

Shares issued under the Purchase Plan totaled 1,141,324 in fiscal year 2004, 756,190 in fiscal year 2003 and 429,180 in fiscal year 2002. As of September 30, 2004, 3,238,945 shares have been issued under the Purchase Plan and 261,731 shares were reserved for future issuance under the plan.

Statement of Financial Accounting Standard No. 123

Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable while the Company’s employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The per share weighted average estimated fair value for employee stock options granted during fiscal years 2004, 2003 and 2002 was $6.73, $3.15 and $2.75, respectively.

The following are the estimates used in conjunction with the Black-Scholes option-pricing model:

Years ended September 30,	2004	2003	2002
Expected volatility	344.91%	174.10%	110.30%
Risk-free interest rate	2.89%	3.27%	2.63%
Expected dividend yield	—	—	—
Estimated life	3.3 Years	4.0 Years	3.6 Years

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

The weighted average estimated fair value of shares granted under the employee qualified stock purchase plan was $2.36 per share during fiscal year 2004, $2.51 during fiscal 2003 and $3.12 during fiscal 2002. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

Years ended September 30,	2004	2003	2002
Expected volatility	150.56%	124.01%	110.63%
Risk-free interest rate	2.89%	3.38%	3.43%
Expected dividend yield	—	—	—
Estimated life	2.0 Years	2.0 Years	2.0 Years

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

(11) Commitments and Contingencies

Leases. The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2008. The following is a schedule of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year. In addition, the table reflects purchase obligations. Purchase obligations are comprised purchase commitments with our contract manufacturers. Our primary contract manufacturers procure component inventory on our behalf based on our production orders. We are obligated to purchase component inventory that the contract manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum payments with respect to such agreements

	Fiscal Years
Contractual obligations	2005	2006	2007	2008	2009	Thereafter	Totals
	(in thousands)
Purchase obligations	$14,739	$—	$—	$—	$—	$—	$14,739
Property lease obligations	1,291	938	966	650	—	—	3,845
							—

Totals	$16,030	$938	$966	$650	$—	$—	$18,584

Total rental expense for all operating leases amounted to $1.4 million, $1.6 million and $2.0 million for fiscal years 2004, 2003 and 2002, respectively.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

Term Loans. As of September 30, 2003, the Company has two outstanding term loans payable at various dates through 2005. (See Note 15 of Notes to Consolidated Financial Statements.) The following is a schedule of future loan payments required under the loan agreement:

September 30,	2005	2006	2007	2008	2009	thereafter	Totals
	(in thousands)
Payments under term loans	$104	$—	$—	$—	$—	$—	$104

Totals	$104	$—	$—	$—	$—	$—	$104

Litigation. We are named as a defendant in an action pending in the United States Bankruptcy Court for the Northern District of California entitled E. Lynn Schoenmann, trustee of NorthPoint Communications, Inc. v. Netopia. In this action commenced on January 11, 2003, the trustee of the bankruptcy estate of NorthPoint Communications, Inc. (“NorthPoint”) is seeking to recover approximately $1.2 million that NorthPoint paid to us within the 90 day preference period before NorthPoint filed for bankruptcy in January 2001. NorthPoint’s trustee is claiming that NorthPoint was insolvent at the time it made these payments, and that therefore the payments are recoverable preferences within the meaning of the Bankruptcy Code. We believe that we have defenses to the claims asserted by NorthPoint’s trustee, and we intend to continue to defend ourselves vigorously. We do not believe that the outcome of this lawsuit is likely to harm our business seriously.

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

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

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

In January 2005, we were notified by the Occupational Health and Safety Administration (OSHA) that Netopia was named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees allege the Company terminated them in retaliation for their participation in the Internal Accounting Review conducted by the audit committee. We filed a response to the complaint on January 21, 2005 with OSHA. (The Internal Accounting Review is described below in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.) The agency has not determined whether it will conduct an investigation into this matter. We believe that we have strong defenses and intend to defend the complaint vigorously.

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

(12) Segment, Geographic and Significant Customer Information

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

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

The Company generates revenue from two groups of products and services. Disaggregated financial information regarding the operating segments is as follows:

	2004			Restated 2003			Restated 2002
	Broadband equipment	Broadband Software and Services	Total	Broadband equipment	Broadband Software and Services	Total	Broadband equipment	Broadband Software and Services	Total
	($ in thousands)
Revenue	$85,702	$15,633	$101,335	$67,393	$17,527	$84,920	$44,604	$18,319	$62,923
Cost of revenues	64,403	1,040	65,443	50,153	1,314	51,467	33,619	639	34,258

Gross profit	21,299	14,593	35,892	17,240	16,213	33,453	10,985	17,680	28,665
Gross margin	25%	93%	35%	26%	93%	39%	25%	97%	46%
Unallocated operating expenses			44,847			41,766			60,517

Operating loss			$(8,955)			$(8,313)			$(31,852)

Geographic Information. The Company sells its products and provides services worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in four regions: United States, Europe, Canada, and Asia Pacific and other. Revenues outside of the United States are primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company’s revenues by geographic region for the fiscal years 2004, 2003 and 2002 is as follows:

							Increase (decrease) from prior year
Fiscal years ended September 30,	2004		2003		2002		2004	2003	2002
	($ in thousands)
Europe	$41,480	40%	$24,785	29%	$10,544	17%	67%	135%	12%
Canada	612	1%	883	1%	1,046	2%	-31%	-16%	-10%
Asia Pacific and other	2,549	3%	1,599	2%	1,602	2%	59%	0%	56%

Subtotal international revenue	44,641	44%	27,267	32%	13,192	21%	64%	107%	14%
United States	56,694	56%	57,653	68%	49,731	79%	-2%	16%	-24%

Total revenues	$101,335		$84,920		$62,923		19%	35%	-19%

The Company has no material operating assets outside the United States.

Customer Information. The Company sells its products primarily to incumbent local exchange carriers (ILECs), competitive local exchange carriers (CLECs), distributors, Internet service providers (ISPs) and directly to end-users. The following table sets forth for the periods indicated, our customers who have represented greater than 10% of our revenues in such period, along with such data expressed as a percentage of total revenues as well as the change from the prior year. No other customers for fiscal years 2004, 2003 and 2002 accounted for 10% or more of total revenues.

Fiscal year ended September 30,	2004		2003		2002
	($ in thousands)
Swisscom	$19,031	19%	$13,359	16%	$—	—%
SBC	10,348	10%	9,276	11%	3,222	5%
BellSouth	10,111	10%	3,148	4%	4,031	6%
Covad	7,869	8%	12,760	15%	8,481	13%
Ingram Micro	$3,861	4%	$5,346	6%	$7,970	13%

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

No other customers during the fiscal years ended September 30, 2004, 2003 and 2002 accounted for 10% or more of the Company’s total revenues. For fiscal year 2004, there were five customers that each individually represented at least 4% of the Company’s revenue and in the aggregate, accounted for 51% of the Company’s total revenues. For fiscal year 2003, there were five customers who each individually represented at least 4% of the Company’s revenues and in the aggregate, accounted for 52% of the Company’s total revenues. For fiscal year 2002, there were four customers that each individually represented at least 5% of the Company’s revenues and in the aggregate, accounted for 36% of the Company’s total revenues. The following table sets forth the accounts receivable balance for the customers identified above along with such data expressed as a percentage of total accounts receivable:

Fiscal year ended September 30,	2004		2003		2002
	($ in thousands)
Swisscom	$3,565	20%	$4,680	29%	$—	0%
BellSouth	2,229	13%	—	0%	—	0%
SBC	1,778	10%	931	6%	1,236	12%
Eircom	1,947	11%	—	0%	—	0%
Covad	1,107	6%	1,133	7%	1,144	12%
Ingram Micro	$818	5%	$704	4%	$1,480	15%

(13) Long-Term Investments

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath Networks Inc. (MegaPath). In fiscal year 2002, the Company purchased $0.4 million of Series E Preferred Stock in MegaPath. In fiscal year 2003, MegaPath completed an additional round of financing in which the Company invested $26,000. The Company owns approximately 4.0% of MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal years 2004, 2003 and 2002, MegaPath purchased $1.3 million, $1.3 million and $0.9 million, respectively, of the Company’s products. At September 30, 2004, MegaPath’s accounts receivable with the Company was $.06 million. In fiscal year 2002, the Company recorded a $1.4 million unrealized loss on impaired securities related to its investment in MegaPath. This impairment was recorded in connection with the valuation of MegaPath for the Series E Preferred Stock financing. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its investment in MegaPath is not less than the Company’s $1.0 million carrying value at September 30, 2004 due to the fact that the fiscal year 2003 financing in which the Company used the same valuation as the Series E Preferred Stock financing.

In fiscal year 2000, the Company purchased $2.0 million of Series C Preferred Stock in Everdream Corporation (Everdream). Everdream provides outsourced information technology (IT) expertise, products and services that enable small and medium size businesses to focus on their core competencies. During fiscal year 2000, the Company entered into an agreement with Everdream to host a co-branded version of the Company’s eStore platform for Everdream’s customers. During fiscal years 2001 and 2000, Everdream purchased $5,000 and $0.1 million, respectively, of the Company’s products. Everdream did not purchase any of the Company’s products during fiscal years 2004, 2003 and 2002 and did not account for any accounts receivable at September 30, 2004. In fiscal year 2002, the Company recorded a $1.5 million unrealized loss on impaired securities related to its investment in Everdream. In fiscal year 2003, the Company recorded a $0.5 million loss on impaired securities, fully impairing the remaining balance of the Company’s investment in Everdream. These impairments were recorded based the Company’s resulting ownership interest in Everdream after Everdream’s subsequent financings.

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

(14) Restructuring Costs

The Company generally maintains accruals relating to restructurings for up to two years unless the Company earlier has definitive closure of the specific liabilities accrued. The balance of each outstanding restructuring charge is described below.

During the three months ended September 30, 2004, the Company recorded a restructuring charge of approximately $1.0 million, primarily consisting of employee termination costs, wind down costs associated with the closure of the German office including intangible costs. Details of the restructuring charge are as follows:

	Severance and Related Charges	Facilities	Fixed Asset Write-off	Intangible Write-off	Totals
	(in thousands)
Accrued liabilities at September 30, 2003	$15	$—	$—	$—	$15
Restructuring charges	458	27	49	465	999
Amount paid	—	—	—	—	—
Non-cash charges	—	—	(49)	(465)	(514)

Accrued liabilities at September 30, 2004	$473	$27	$—	$—	$500

For fiscal year 2003, we recorded a net restructuring charge of $0.4 million. This net charge consisted primarily of $0.6 million of employee severance benefits related to two reductions in our workforce during fiscal year 2003 and facility closure costs related to the closure of a sales office in Hong Kong as well as a reversal of $0.2 million of liabilities we had accrued in connection with our restructurings during fiscal year 2002. (See Note 12 of Notes to Consolidated Financial Statements.)

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

(15) Credit Facility

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

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 1.00% per annum. As provided in the June 28, 2004 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter within the two-consecutive-fiscal-quarter-period most recently ended, the Credit Facility will bear interest equal to Silicon Valley Bank’s “prime rate” only. At September 30, 2004, the “prime rate” for Silicon Valley Bank was 4.0%. The Company may borrow under the Credit Facility in order to finance

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

As of September 30, 2004, the Company had no outstanding borrowings under the Credit Facility and had a borrowing availability of approximately $8.4 million.

On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.2 million. The principal amount of Term Loan A is payable in twenty-four equal monthly payments of principal in the amount of $8,333 per month, commencing on March 1, 2003 and continuing until paid in full. As of September 30, 2004 the remaining balance was $41,667 of Term Loan A, which is expected to be repaid within 12-months, is recorded as a current liability on the Company’s June 30, 2004 condensed consolidated balance sheet. Term Loan A bears interest at a rate equal to Silicon Valley Bank’s prime rate plus 0.75% per annum. As provided in the November 26, 2003 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, Term Loan A will bear interest equal to Silicon Valley Bank’s “prime rate” only. At September 30, 2004, the Silicon Valley Bank’s “prime rate” for Term Loan A was 4.0%. Upon the repayment of any portion of Term Loan A, such portion may not be re-borrowed. The outstanding principal balance of Term Loan A shall be reserved from the amount of credit facility otherwise available to the Company.

Term Loan B. On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.3 million. The principal amount of Term Loan B is payable in twenty-four equal monthly payments of principal in the amount of $12,500 per month, commencing on March 1, 2003 and continuing until paid in full. The remaining balance of $62,500 of Term Loan B, which is expected to be repaid within 12-months, is recorded as a current liability on the Company’s September 30, 2004 condensed consolidated balance sheet. Term Loan B bears interest at a rate equal to Silicon Valley Banks prime rate plus 1.00% per annum. As provided in the November 26, 2003 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, Term Loan B will bear interest at a rate equal to Silicon Valley Bank’s “prime rate” only. At September 30, 2004, the Silicon Valley Bank’s “prime rate” for Term Loan B was 4.0%. Upon the repayment of any portion of Term Loan B, such portion may not be re-borrowed.

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

Fiscal years ended September 30,	2004	2003	2002
	(in thousands)
Interest income	$199	$183	$468
Interest expense	(34)	(161)	(25)
Loss on impaired securities	—	(457)	(2,943)
Other expense	59	(117)	(124)

Total other income (loss), net	$224	$(552)	$(2,624)

Netopia, Inc. and Subsidiaries

Notes to Consolidated Statements—(Continued)

(17) Subsequent Events

On September 30, 2004, the audit committee of the Company engaged Burr, Pilger & Mayer LLP as the Company’s independent accountant.

On October 20, 2004, the Company announced that quotations for its common stock would appear in the National Daily Quotations Journal, effective October 20, 2004. The Company’s trading symbol is “NTPA.PK”.

On October 21, 2004, the Company announced the resignation of William D. Baker as the Company’s Senior Vice President, Finance and Operations, and Chief Financial Officer and the appointment of Mark H. Perry as the Company’s Interim Senior Vice President and Chief Financial Officer.

On October 29, 2004, we were advised by the Securities and Exchange Commission that the previously-disclosed informal inquiry that the Securities and Exchange Commission commenced to determine whether the federal securities laws have been violated has become the subject of a formal order of investigation. We have cooperated fully with the informal inquiry, and intend to continue to cooperate fully with the formal investigation.

Schedule—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged (credited) to costs and expenses	Deductions	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ended September 30, 2004	$124	$138	$151	$111
Fiscal year ended September 30, 2003	105	97	78	124
Fiscal year ended September 30, 2002	513	637	1,045	105

Allowance for returns and rebates:
Fiscal year ended September 30, 2004	$66	$309	$258	$117
Fiscal year ended September 30, 2003	474	223	631	66
Fiscal year ended September 30, 2002	128	349	3	474

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 10, 2004, the Company’s independent registered public accounting firm, KPMG LLP (KPMG), resigned effective as of such date.

The reports of KPMG on the Company’s consolidated financial statements for the fiscal years ended September 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended September 30, 2003 and 2002, and the subsequent interim period from October 1, 2003 through September 10, 2004, (i) there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement(s) in connection with its report on the consolidated financial statements for such periods, other than as described in item (1) in the next paragraph and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, other than as described in item (2) in the next paragraph.

(1) Prior to KPMG’s resignation, KPMG requested on September 8, 2004 that the Company’s audit committee provide KPMG with certain information, and the audit committee and KPMG were engaged in an ongoing discussion concerning such information, which consists of documents over which the Company had asserted privilege as a basis for not providing KPMG with access to such documents. This matter had not been resolved at the time of KPMG’s resignation. According to KPMG, if all or some portion of such information were not provided as requested, KPMG’s auditors’ report would have included an audit scope limitation with respect to this matter. (2) Prior to its resignation, KPMG had advised the Company’s audit committee that information provided by the audit committee, if further investigated, (i) might materially impact the fairness or reliability of its previously issued audit reports and the underlying financial statements and (ii) might cause it to be unwilling to rely on management’s representations. Because KPMG resigned before conducting such further investigation, it did not reach any conclusions and accordingly they were not resolved to KPMG’s satisfaction at the time of its resignation.

On September 30, 2004, the audit committee of the board of directors of the Company engaged Burr, Pilger & Mayer LLP (“BPM”) as the Company’s independent registered public accountant. BPM has audited the Company’s consolidated financial statements for the fiscal years ended September 30, 2004, 2003 and 2002. The independent forensic accountant assisting the audit committee in the Internal Accounting Review previously had retained BPM to collect certain financial data regarding the Company’s and to conduct specified review procedures relating to the data.

ITEM 9A. CONTROLS AND PROCEDURES

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

As described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 of Notes to Consolidated Financial Statement, as a result of the Internal Accounting Review, we are restating our financial statements for the fiscal years ended September 30, 2002 and 2003, and our interim financial statements for the fiscal quarters ended December 31, 2003 and March 31, 2004. As a result of the Internal Accounting Review commenced in July 2004, the filing of both our Report on Form 10-Q for the third fiscal quarter ended June 30, 2004 and this Annual Report on Form 10-K have been delayed beyond the designated filing deadlines.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

See the information set forth in Part I, Item 4A with respect to our executive officers. Our directors, and their ages as of January 31, 2005, are as follows:

Name	Age	First became a Director	Positions and Offices Held with the Company
Alan B. Lefkof	51	August 1991	Director, President and Chief Executive Officer(1)
Reese M. Jones	46	March 1987	Director
Robert Lee	56	November 2001	Director(2)(3)
David F. Marquardt	55	December 1990	Director(4)
Howard T. Slayen	57	April 2003	Director(2)
Harold S. Wills	62	April 2001	Chairman of the Board of Directors(2)(3)(4)

(1)	Member of the Stock Option Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating Committee
(4)	Member of the Compensation Committee

Alan B. Lefkof. Mr. Lefkof has served as a director of Netopia since August 1991, when he joined Netopia as President. He has been Chief Executive Officer since November 1994. Prior to joining Netopia, Mr. Lefkof served as President of GRiD Systems, and as a Management Consultant at McKinsey & Company. Mr. Lefkof received a B.S. in computer science from the Massachusetts Institute of Technology in 1975 and a M.B.A. from Harvard Business School in 1977.

Reese M. Jones. Mr. Jones, founder of Netopia, served as Chairman of the Board of Directors of Netopia from March 1987 through October 2004. Mr. Jones served as Chief Executive Officer of Netopia until Mr. Lefkof was appointed Chief Executive Officer in November 1994. Mr. Jones is a private investor and business consultant who currently serves on the Board of Directors of a number of privately held companies. Mr. Jones received a B.A. in biophysics from the University of California at Berkeley in 1982.

Robert Lee. Mr. Lee has been a director of Netopia since November 2001. Having retired after a 26 year career at Pacific Bell, now part of SBC Communications, Mr. Lee is a private investor and business consultant who currently serves on the Board of Directors of Blue Shield of California, BroadVision, Inc. and Interland, Inc. as well as a number of privately held companies and non-profit organizations. From 1972 to 1998, Mr. Lee served in various executive capacities at Pacific Bell, most recently as a corporate Executive Vice President and President of Business Communications. Mr. Lee received a B.S. in electrical engineering from University of Southern California in 1970 and an M.B.A. from University of California at Berkeley in 1972.

David F. Marquardt. Mr. Marquardt has been a director of Netopia since December 1990. Mr. Marquardt is a founding General Partner of August Capital, formed in 1995, and has been a General Partner of various private venture capital partnerships since August 1980. Mr. Marquardt currently serves on the Board of Directors of Microsoft Corporation, Tumbleweed Communications, AutoTradeCenter, Inc., Seagate Technology and a number of privately held companies. Mr. Marquardt received a B.S. in mechanical engineering from Columbia University in 1973 and an M.B.A. from Stanford University in 1978.

Howard T. Slayen. Mr. Slayen has been a director of Netopia since April 2003. Mr. Slayen served as a corporate finance partner in the San Francisco and San Jose, California offices of PricewaterhouseCoopers until his retirement in 1999. During his thirty-one year career at PricewaterhouseCoopers, Mr. Slayen also served as partner in charge of the Financial Advisory Services practice for the Western United States and as tax partner in charge for the San Francisco, San Jose, and Houston, Texas offices of the legacy firm of Coopers & Lybrand. A private investor and business consultant after his retirement, Mr. Slayen currently serves on the Board of

Directors of Lantronix, Inc., and a number of privately held companies. Mr. Slayen received a B.A. in economics and accounting from Claremont McKenna College in 1968 and a J.D. from Boalt Hall School of Law, University of California at Berkeley, in 1971.

Harold S. Wills. Mr. Wills has been a director of Netopia since April 2001, and was elected Chairman of the Board in October 2004. Mr. Wills is president of the data services of InPhonic, Inc., an online provider of wireless services and devices, which he joined in November 2001. From April 1996 through October 2000, Mr. Wills served in various executive capacities at PSINet, Inc., most recently as Director, President and Chief Operating Officer. Mr. Wills has also held senior management positions with Granada Group PLC, Xerox and IBM. Mr. Wills received a Master of Science in Business from Columbia University in 1974.

Board Meetings

During the fiscal year ended September 30, 2004, the Board held six meetings. No director listed above who served on the Board in fiscal year 2004 attended fewer than 75% of the meetings of the Board and any committee on which he served, except for Mr. Jones, who attended four of the six meetings of the Board. Mr. Jones does not serve on any committees of the Board. The Board has determined that with the exception of Mr. Lefkof, each of the current directors is “independent” as defined in the applicable Nasdaq Stock Market listing standards. The Board has an Audit Committee, Compensation Committee, Nominating Committee, and Stock Option Committee.

Audit Committee

During the fiscal year ended September 30, 2004, the Audit Committee of the Board of Directors (the “Audit Committee”) held nine meetings and did not act by written consent in lieu of a meeting on any occasion. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent auditors, the scope of the independent auditors’ service and annual audit fees to be paid to the Company’s independent auditors, the performance of the Company’s independent auditors and the accounting practices of the Company. The chair of the Audit Committee is Mr. Slayen, and the other members of the Audit Committee are Messrs. Lee and Wills. The Board of Directors has determined that each member of the Audit Committee is independent as described in applicable Nasdaq listing standards. The Board of Directors has also determined that Mr. Slayen is an “audit committee financial expert” as described in applicable rules and regulations of the Securities and Exchange Commission. A copy of the Audit Committee’s charter is publicly available on the Corporate Governance section of the Company’s website at http://www.netopia.com.

Compensation Committee

During the fiscal year ended September 30, 2004, the Compensation Committee acted by written consent four times. The Compensation Committee sets salaries and other compensation arrangements for officers and other key employees of the Company, administers the Company’s stock option, stock purchase and stock bonus plans, and advises the Board on general aspects of the Company’s compensation and benefit policies. For additional information concerning the Compensation Committee, see “Report of the Compensation Committee on Executive Compensation,” “Executive Compensation and Other Matters” and “Compensation Committee Interlocks and Insider Participation.” The members of the Compensation Committee during the 2004 fiscal year were Messrs. Marquardt and Wills.

Stock Option Committee

During the fiscal year ended September 30, 2004, the Stock Option Committee acted by written consent six times. The Board has delegated to the Stock Option Committee the authority to approve the grant to non-officer employees and other individuals of stock options in amounts less than 10,000 shares. The sole member of the Stock Option Committee during the 2004 fiscal year was Mr. Lefkof.

Nominating Committee and Stockholder Director Nominations

During the fiscal year ended September 30, 2004, the Nominating Committee of the Board of Directors (the “Nominating Committee”) acted by written consent one time. The Nominating Committee recommends nominees for the Board. The Nominating Committee will consider nominees recommended by stockholders for election as directors, but has not adopted formal procedures to be followed by stockholders in submitting such recommendations. The Nominating Committee has recommended the election of each of the nominated directors. The members of the Nominating Committee during the 2004 fiscal year were Messrs. Lee and Wills.

The Nominating Committee operates pursuant to a written charter and has the exclusive right to recommend candidates for election as directors to the Board. The nominating committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 21 years of age, having business experience, and having high moral character. The committee’s process for identifying and evaluating nominees is as follows: In the case of incumbent directors whose terms of office are set to expire, the Nominating Committee reviews such directors’ overall service to the Company during their term, including the number of meetings attended, level of participation, quality of performance, and any transactions of such directors with the Company during their term. In the case of new director candidates, the committee first determines whether the nominee must be independent for Nasdaq purposes, which determination is based upon the Company’s Certificate of Incorporation and Bylaws, applicable securities laws, the rules and regulations of the SEC, the rules of the National Association of Securities Dealers, and the advice of counsel, if necessary. The committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The committee then meets to discuss and consider such candidates’ qualifications and then chooses candidate(s) for recommendation to the Board of Directors. Stockholders wishing to recommend candidates for consideration by the Nominating Committee may do so by writing to the Secretary of the Company and providing the candidate’s name, biographical data and qualifications. The Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on the Company’s review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company’s executive officers, directors and more than 10% stockholders were complied with during fiscal 2004, except that as a result of a clerical error, Howard T. Slayen, a director, filed a Form 4 one day later than required.

Code of Ethics

The Board of Directors adopted on July 15, 2003 the Netopia, Inc. Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all directors, officers and employees, and certain additional portions of the policy apply to all executive and senior financial officers. A copy of the Company’s Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2003. In addition, the Company’s Code of Business Conduct and Ethics is publicly available on the Company’s website at http://media.corporate-ir.net/media_files/nsd/ntpa/corpgov/codeofethics0703.pdf.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation earned for fiscal years 2004, 2003 and 2002 for services rendered in all capacities to the Company and its subsidiaries by the Company’s Chief Executive Officer and the four other most highly compensated officers who were serving as executive officers as of September 30, 2004 and one former officer, for each of whom total earned salary and bonus for fiscal year 2004 exceeded $100,000 (collectively, the “Named Officers”). Bonus payments shown with respect to services performed in each fiscal year were paid in the subsequent fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation (1)			Long-Term Compensation Awards
		Salary($)(1)	Bonus($)		Securities Underlying Options(#)
Alan B. Lefkof President and Chief Executive Officer	2004 2003 2002	332,350 309,400 308,018	0 0 20,000		0 250,000 240,000

William D. Baker (2) Senior Vice President, Finance and Operations, and Chief Financial Officer	2004 2003 2002	201,625 190,000 188,887	0 0 21,000		0 70,000 70,000

Brooke A. Hauch Senior Vice President, Professional Services	2004 2003 2002	201,625 190,000 187,577	0 0 13,000		0 100,000 85,000

Jayant Kadambi (3) Vice President, Research and Development	2004 2003 2002	185,000 170,000 157,858	0 0 13,000		0 125,000 116,224

David A. Kadish Senior Vice President, General Counsel and Secretary	2004 2003 2002	218,150 197,600 195,700	0 30,000 25,000		0 200,000 255,000

Thomas A. Skoulis (4) Former Senior Vice President and General Manager	2004 2003 2002	195,434 190,000 176,625	49,057 63,525 83,635	(5) (5) (5)	0 135,000 150,000

(1)	Includes amounts deferred under the Company’s 401(k) Plan. Excludes car allowances and amounts paid for tax services and disability insurance, which in the aggregate for each Named Officer were less than 10% of salary plus bonus.
(2)	Mr. Baker resigned effective October 29, 2004.
(3)	Mr. Kadambi ceased to be an executive officer on October 1, 2004.
(4)	Mr. Skoulis’s employment terminated on September 20, 2004.
(5)	Includes commissions earned in the amount of $49,057 for fiscal year 2004 through September 20, 2004, and in the amount of $63,525 and $63,635 for fiscal years 2003 and 2002, respectively. In addition to the amounts shown, upon termination of employment on September 20, 2004, Mr. Skoulis received a payment in the amount of $28,614 for accrued but unused vacation in accordance with applicable law.

Option Grants in Last Fiscal Year

No stock options or stock appreciation rights were granted to any of the Named Officers during the fiscal year ended September 30, 2004.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning option exercises in fiscal year 2004 and option holdings as of September 30, 2004 with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of that year.

	Shares Acquired on Exercise(#)	Value Realized (Market Price at Exercise Less Exercise Price)($)	Number of Securities Underlying Unexercised Options at September 30, 2004(#)		Value of Unexercised In-the-Money Options at September 30, 2004($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Alan B. Lefkof	40,000	481,192	554,875	228,125	1,021,841	679,969
William D. Baker (2)	63,000	689,076	96,375	100,625	332,116	324,394
Brooke A. Hauch	56,776	523,717	169,038	89,061	369,675	265,402
Jayant Kadambi (3)	79,839	788,626	67,948	120,937	230,317	369,252
David A. Kadish	118,850	1,301,757	248,025	168,125	517,748	509,856
Thomas A. Skoulis (4)	5,000	75,380	324,938	0	639,062	0

(1)	Based on the fair market value per share of the Company’s Common Stock at September 30, 2004 ($6.83) less the exercise price payable for such shares.
(2)	Mr. Baker resigned effective October 29, 2004, and all then-unexercisable options expired on that date.
(3)	Mr. Kadambi ceased to be an executive officer on October 1, 2004.
(4)	Mr. Skoulis’s employment terminated on September 20, 2004, and all then-unexercisable options expired on that date.

Director Compensation

Until January 1, 2005, except for grants of stock options, members of the Company’s Board of Directors have not received compensation for their services as directors, other than reimbursement of any actual travel and living expenses incurred in connection with attending meetings of the Board of Directors and meetings of the Audit Committee. Directors of the Company currently are eligible to receive options under the Company’s 1996 Stock Option Plan and 2002 Equity Incentive Plan. The Automatic Option Grant Program that is part of the 1996 Stock Option Plan and 2002 Equity Incentive Plan provides for the grant of an option to purchase 50,000 shares of Common Stock upon a non-employee director’s initial election or appointment to the Board. The Automatic Option Grant Program also provides for the grant on the date of each annual stockholder meeting of (a) an option to purchase 15,000 shares of Common Stock to each non-employee director and (b) an additional option to purchase 5,000 shares of Common Stock to each non-employee director who is a member of the Audit Committee. After the pool of shares available under the 1996 Stock Option Plan for automatic option grants is exhausted, grants under the Automatic Option Grant Program will thereafter be made out of the 2002 Equity Incentive Plan. All grants under the Automatic Option Grant Program have exercise prices equal to the fair market value of the underlying stock on the date of grant.

During the fiscal year ended September 30, 2004, Messrs. Jones, Lee, Marquardt, Slayen and Wills each received grants of an option to purchase 15,000 shares under the Automatic Option Grant Program of the 1996 Stock Option Plan on January 30, 2004, the date of the 2004 annual stockholder meeting. As members of the Audit Committee, Messrs. Lee, Slayen and Wills each received grants of an option to purchase 5,000 shares under the Automatic Option Grant Program of the 1996 Stock Option Plan on January 30, 2004, the date of the 2004 annual stockholder meeting.

Effective January 1, 2005, by resolution adopted by the Board of Directors on December 30, 2004, in addition to the grants of stock options as described above, the Board agreed to pay non-employee directors an annual retainer as follows: Chairman of the Board, $25,000; Chairman of the Audit Committee, $20,000; other Directors, $15,000. The retainer will be paid in four equal installments payable at the end of each calendar quarter, commencing with the quarter ending March 31, 2005.

Employment Contracts, Termination of Employment and Change in Control Arrangements

The Compensation Committee, as plan administrator of all of our existing equity compensation plans as of September 30, 2004, including the Farallon Computing, Inc. 1987 Restated Stock Option Plan, the Netopia, Inc. 1996 Stock Option Plan, the Netopia, Inc. 2000 Stock Incentive Plan, and the Netopia, Inc. 2002 Equity Incentive Plan (collectively, the “Option Plans”), has the authority to provide for accelerated vesting of the shares of Common Stock subject to outstanding options held by the Named Officers and any other executive officer in connection with certain changes in control of the Company or the subsequent termination of the officer’s employment following the change in control event.

None of the Named Officers have employment agreements with the Company, and their employment may be terminated at any time. However, the Company has entered into agreements with Messrs. Lefkof and Kadish and with Ms. Hauch which provide for acceleration of vesting of option shares as if the officer remained employed for twelve additional months in the event the officer’s employment is involuntarily terminated during the 12 month period following certain acquisitions or changes in control of the Company. In addition, Mr. Kadish will receive severance pay equal to twelve (12) months salary and the full target bonus for the fiscal year in which the officer’s employment is terminated; Mr. Lefkof and Ms. Hauch will receive severance pay equal to six (6) months salary upon any such termination and the full target bonus for the fiscal year in which the officer’s employment is terminated.

On October 21, 2004, Mr. Baker resigned as the Company’s Senior Vice President, Finance and Operations, and Chief Financial Officer, effective October 29, 2004. On October 21, 2004, the Company and William D. Baker entered into a Consulting Agreement. The term of the Consulting Agreement is for a six month period that commenced on November 1, 2004 and continues through April 30, 2005. Under the terms of the Consulting Agreement, Mr. Baker has agreed to assist the Company with respect to its financial reporting and the transition to a new permanent principal accounting and financial officer. Mr. Baker is compensated at the rate of $17,125 per month during the term of the Consulting Agreement, and does not receive any other compensation or benefits.

Mr. Skoulis did not receive any severance payments or other compensation or benefits following his termination of employment effective September 20, 2004.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s Board of Directors, as of September 30, 2004, consisted of Messrs. Marquardt and Wills. Neither Mr. Marquardt nor Mr. Wills was at any time during the fiscal year ended September 30, 2004, or at any other time, an officer or employee of the Company. No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Report of the Compensation Committee on Executive Compensation

This Report of the Compensation Committee (the “Committee”) shall not be deemed to be incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such acts.

The Compensation Committee is comprised of non-employee directors and acts periodically to evaluate the effectiveness of the compensation program in linking Company performance and executive pay. In addition, the Compensation Committee is consulted to approve the compensation package of a newly hired executive or of an executive whose scope of responsibility has changed significantly. The Committee has the authority to establish the level of base salary payable to the Chief Executive Officer (“CEO”) and to administer the Company’s various stock incentive plans. In addition, the Committee has the responsibility for approving the individual bonus program to be in effect for the CEO. The CEO has the authority to establish the level of base salary payable to all other employees of the Company, including all executive officers, subject to the approval of the Committee. In addition, the CEO has the responsibility for approving the bonus programs to be in effect for all other executive officers and other key employees each fiscal year, subject to the approval of the Committee. The Committee reviewed but made no changes to the CEO’s compensation proposals for the officers.

GENERAL COMPENSATION POLICY. The objective of the Company’s executive compensation program is to align executive compensation with the Company’s long-term and short-term business objectives and performance. We rely upon judgment and not upon rigid guidelines or formulas in determining the amount and mix of compensation elements for each executive officer. Key factors affecting our judgments include the nature and scope of the executive officer’s responsibilities and their effectiveness in leading our initiatives to achieve corporate goals. Among the factors considered by the CEO were informal surveys conducted by Company personnel among local companies. The CEO’s fundamental policy is to offer the Company’s executive officers competitive compensation opportunities based upon overall Company performance, their individual contribution to the financial success of the Company and their personal performance. It is the CEO’s objective to have a substantial portion of each officer’s compensation contingent upon the Company’s performance, as well as upon his or her own level of performance. Accordingly, each executive officer’s compensation package consists of (i) base salary, (ii) cash bonus awards and (iii) long-term stock-based incentive awards.

In preparing the stock performance graph for this Proxy Statement, the Company has selected the Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index (the “Indices”). To the extent that the Company compares its compensation practices against other companies, through informal compensation surveys or otherwise, the constituent companies are not necessarily those included in the Indices, because the latter may not be competitive with the Company for executive talent or because compensation information is not available to the Company.

BASE SALARY. The base salary for each executive officer is set at the time of hire based on individual negotiation, and any subsequent increases are awarded pursuant to annual merit raises on the basis of personal performance.

ANNUAL CASH BONUSES. The Company did not implement a formal bonus program for fiscal year 2004. However, in past years, the Company has established a bonus target for each executive officer, including the CEO, tied to achievement of the Company’s revenue and profit goals and which, in certain years, would also be tied to individual performance. For fiscal year 2004, the Company failed to achieve its financial performance targets. As a result, the Company’s CEO and the Company’s executive officers were not awarded bonuses.

LONG-TERM INCENTIVE COMPENSATION. Generally, a significant stock option grant is made in the year that an officer commences employment and grants typically of lesser amounts are made periodically. Generally, the size of each grant is set at a level that the Committee deems appropriate, to create a meaningful opportunity for stock ownership based upon the individual’s position with the Company, the individual’s potential for future responsibility and promotion, the individual’s performance in the recent period and the number of unvested options held by the individual at the time of the new grant. The relative weight given to each of these factors will vary from individual to individual at the Committee’s discretion based on the recommendation made by the CEO to the Committee. In fiscal year 2004, no stock option grants were awarded to any executive officer because each of the executive officers had received a larger award in fiscal year 2003 than in prior years to provide an incentive for the officers to improve the Company’s performance. The options granted in fiscal year 2003 vest in periodic installments over a four-year period, contingent upon the executive officer’s continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if the officer remains an employee of the Company, and then only if the market price of the Common Stock appreciates over the option term.

CEO COMPENSATION. Mr. Lefkof, the Company’s President and CEO, received an increase in annual base salary in fiscal year 2004 pursuant to an annual merit raise. As stated above, in fiscal year 2004 the Company failed to achieve its financial performance targets. As a result, the Company’s CEO did not receive any bonus. Options were not granted to the CEO in fiscal year 2004 based on the same factors as for the other executive officers.

TAX LIMITATION. Under applicable Federal tax law, the Company will not be allowed a Federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. This limitation has been in effect for all fiscal years of the Company ending after the Company’s initial public offering. The stockholders approved the Company’s 1996 Stock Option Plan and 2002 Equity Incentive Plan, which include provisions that limit the maximum number of shares of Common Stock for which any one participant may be granted stock options over a three-year period and two-year period respectively. Accordingly, any compensation deemed paid to an executive officer when he exercises an option under the 1996 Stock Option Plan and 2002 Equity Incentive Plan with an exercise price equal to the fair market value of the option shares on the grant date will generally qualify as performance-based compensation that will not be subject to the $1 million limitation. However, options granted under the 2000 Stock Incentive Plan does not qualify as performance-based compensation and will be subject to the $1 million limitation. Since it is not expected that the cash compensation to be paid to the Company’s executive officers for fiscal year 2005 will exceed the $1 million limit per officer, the Committee will defer any decision on whether to limit the dollar amount of the cash compensation payable to the Company’s executive officers to the $1 million cap.

Submitted by the Compensation Committee of

the Netopia Board of Directors:

David F. Marquardt

Harold S. Wills

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock for the five year period commencing on September 30, 1999 and ending on September 30, 2004, with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index and (ii) the Nasdaq Telecommunications Index, over the same period. This graph assumes the investment of $100.00 on September 30, 1999 in the Common Stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of the Common Stock. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG NETOPIA, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ TELECOMMUNICATIONS INDEX

*	$100 invested on 9/30/99 in stock or index-including reinvestment of dividends.
Fiscal year ending September 30.

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act or the Exchange Act that might incorporate this annual report or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table sets forth, as of January 28, 2005, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table in Item 11, above, and (iii) all current directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

	Shares Beneficially Owned as of January 28, 2005(1)
Beneficial Owner*	Number of Shares	Percentage of Class
Alan B. Lefkof (2)	669,450	2.62%
William D. Baker (3)	0	**
Brooke A. Hauch (4)	199,349	**
Jayant Kadambi (5)	101,063	**
David A. Kadish (6)	310,041	1.23%
Thomas A. Skoulis (7)	2,015	**
Resse M. Jones (8)	1,007,778	4.03%
Robert Lee (9)	63,750	**
David F. Marquardt (10)	184,986	**
Howard T. Slayen (11)	35,500	**
Harold S. Wills (12)	46,250	**
All current directors and executive officers as a group (12 people)(13)	2,774,255	10.45%

*	These beneficial owners can be reached at Netopia, Inc., 6001 Shellmound Street, 4th Floor, Emeryville, California 94608.
**	Less than 1% of the outstanding shares of Common Stock.
(1)	The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days of January 28, 2005.
(2)	Includes 604,875 shares issuable upon the exercise of stock options held by Alan B. Lefkof and 65,111 shares held by the Lefkof Family Trust over which Alan B. Lefkof has shared voting and investment authority.
(3)	William D. Baker resigned effective October 29, 2004.
(4)	Includes 189,349 shares issuable upon the exercise of stock options held by Brooke A. Hauch.

(5)	Includes 94,198 shares issuable upon the exercise of stock options held by Jayant Kadambi. Mr. Kadambi ceased to be an executive officer on October 1, 2004.
(6)	Includes 283,026 shares issuable upon the exercise of stock options held by David A. Kadish.
(7)	Thomas A. Skoulis’s employment terminated on September 20, 2004.
(8)	Includes 85,500 shares issuable upon the exercise of stock options held by Reese M. Jones.
(9)	Includes 63,750 shares issuable upon the exercise of stock options held by Robert Lee.
(10)	Includes 115,500 shares issuable upon the exercise of stock options held by David F. Marquardt.
(11)	Includes 500 shares held in a retirement account and 2,500 shares held by a family partnership over which Howard T. Slayen has voting and investment authority, and 32,500 shares issuable upon the exercise of stock options held by Howard T. Slayen.
(12)	Includes 46,250 shares issuable upon the exercise of stock options held by Harold S. Wills.
(13)	Includes 1,655,622 shares issuable upon the exercise of stock options held by all current executive officers and directors.

Equity Compensation Plan Information

The following table provides information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2004, including the Farallon Computing, Inc. 1987 Restated Stock Option Plan, the Netopia, Inc. 1996 Stock Option Plan, the Netopia, Inc. 2000 Stock Incentive Plan, and the Netopia, Inc. 2002 Equity Incentive Plan, but except as noted below excluding the Netopia, Inc. 1996 Employee Stock Purchase Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,375 3,384,337 1,642,082	(1) (2) (3)	$4.24 5.01 4.36	— 213,714 739,817 261,731	(4) (5)
Equity compensation plans not approved by security holders	922,316	(6)	3.46	102,038

	5,971,110			1,317,300	(5)

(1)	Granted under the 1987 Restated Stock Option Plan.
(2)	Granted under the 1996 Stock Option Plan.
(3)	Granted under the 2002 Equity Incentive Plan.
(4)	The number of shares remaining available for issuance under the 2002 Equity Incentive Plan automatically increases on the first trading day of each calendar year by an amount equal to four and three-quarter percent (4.75%) of the shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, up to a maximum annual increase of 1,000,000 shares.
(5)	Total shown includes the 261,731 shares of Common Stock available for issuance under the 1996 Employee Stock Purchase Plan. Excluding the shares available for issuance under the 1996 Employee Stock Purchase Plan, a total of 1,055,569 shares of Common Stock are available for grant under the Option Plans as of September 30, 2004.
(6)	Granted under the 2000 Stock Incentive Plan.

On October 18, 2000, the Board of Directors approved the 2000 Stock Incentive Plan, pursuant to which non-qualified stock options may be granted to our employees, officers and directors. The purpose of the 2000 Stock Incentive Plan is to promote our success by linking the personal interests of our employees, officers and directors to those of our shareholders and by providing participants with an incentive for outstanding performance. As initially approved, awards granted to officers may not exceed in the aggregate forty percent (40%) of all shares that are reserved for grant under the 2000 Stock Incentive Plan. However, officers and directors will not receive any additional awards under the 2000 Stock Incentive Plan. All options granted under the 2000 Stock Incentive Plan have exercise prices equal to the fair market value of the underlying stock on the date of grant. As of September 30, 2004, the Company had reserved 1,900,000 shares of Common Stock for issuance under the 2000 Stock Incentive Plan, and 102,038 shares remained available for future grants. Options currently outstanding under the 2000 Stock Incentive Plan vest ratably over two or four-year periods beginning at the grant date and expire ten years from the date of grant. The 2000 Stock Incentive Plan is not required to be and has not been approved by the Company’s stockholders. The Company’s officers and directors hold an aggregate of 77,400 options outstanding under the 2000 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s certificate of incorporation limits the liability of the Company’s directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company’s bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has entered into indemnification agreements with its executive officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, the Company has advanced or plans to advance or indemnify certain directors and officers for fees and expenses incurred by them in connection with the SEC formal order of investigation to determine whether the federal securities laws have been violated, and in connection with other related legal proceedings, including the federal securities class action and the derivative actions described in Item 3 of its consolidated financial statements, related legal proceedings and other matters.

During the fiscal year ended September 30, 2004, there were no transactions, or series of similar transactions, or any proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the following persons had, or will have, a direct or indirect material interest: (1) any of our directors or executive officers, (2) any nominee for election as one of our directors, (3) any security holder we known to own of record or beneficially more than five percent of our voting securities, and (4) any member of the immediate family of any of the foregoing persons.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for 2003, and fees billed for other services rendered by KPMG LLP. As previously disclosed, KPMG LLP resigned as our independent accountant effective September 10, 2004.

Fiscal years ended September 30,	2004	2003
	(in thousands)
Audit fees (1)	$157	$189
Audit related fees(2)	15	30

	172	219
Tax fees(3)	34	97
All other fees(4)	—	2

Total fees	$206	$318

(1)	This amount represents the aggregate fees billed for professional services rendered by KPMG LLP, the Company’s independent auditor until its resignation on September 10, 2004, for the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s Form 10-Qs and services normally provided in connection with statutory and regulatory filings and engagements.
(2)	This amount represents the aggregate fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit and review of financial statement. This amount primarily represents assistance with and review of the Company’s Registration Statement on Form S-3 filed with the SEC on May 7, 2003 and related filings with the SEC.
(3)	This amount represents the aggregate fees billed for professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning.
(4)	This amount represents the aggregate fees billed for products and services provided by KPMG LLP which were not audit, audit-related or tax fees. This amount primarily represents research and investigation fees with respect to certain payroll and state related issues. KPMG LLP did not perform any services or bill any fees for financial information systems and design implementation for the fiscal year ended September 30, 2004.

The non-audit services provided by KPMG are permissible non-audit services within the meaning of Section 10A(g) of the Securities Exchange Act of 1934.

Section 10A(i)(1) of the Exchange Act requires that all audit and non-audit services to be performed by our principal accountants be approved in the advance by the Audit Committee of the Board of Directors, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to its principal accountants which are subsequently ratified by the Audit Committee (the “De Minimis Exception”). Pursuant to Section 10A(i)(1) of the Exchange Act, the Audit Committee has established procedures by which it pre-approves such services at each regularly scheduled meeting. In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Chairman of the Audit Committee may pre-approve such services provided the Chairman reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the non-audit services described above were performed pursuant to the De Minimis Exception during the periods in which the pre-approval requirement has been in effect.

On September 30, 2004, the Audit Committee engaged Burr, Pilger & Mayer LLP (“BPM”) as our registered independent accountant. BPM has audited our consolidated financial statements for the fiscal years ended September 30, 2004, 2003 and 2002. The independent accountant assisting the Audit Committee in connection with the Internal Accounting Review previously retained BPM to collect certain financial date regarding us and to conduct, at the direction of such independent accounting, specified review procedures relating to the data.

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) See Item 8 in Part II of this Annual Report on Form 10-K, Financial Statements and Supplementary Data, for an index to the consolidated financial statements and supplementary financial information filed on this Form 10-K.

(b) During the three months ended September 30, 2004, we filed the following reports on Form 8-K:

•	On September 27, 2004 we filed a Current Report on Form 8-K reporting Item 4, in connection with the change in Registrant’s Certifying Accountants.

•	On September 21, 2004, we filed a Current Report on Form 8-K reporting Item 8, in connection with the appointment of Dano R. Ybarra as Senior Vice President, Sales and Marketing.

•	On September 16, 2004, we filed a Current Report on Form 8-K reporting Items 3 and 4, in connection with the delisting from The Nasdaq Stock Market and the resignation of our independent registered public accountants.

•	On August 27, 2004, we filed a Current Report on Form 8-K reporting Item 3, in connection with the receipt of a Nasdaq Staff Determination indication we were subject to delisting.

•	On August 20, 2004, we filed a Current Report on Form 8-K reporting Item 5, in connection with the filing of a class action complaint alleging violation of the federal securities laws.

•	On August 17, 2004, we filed a Current Report on Form 8-K reporting Item 5, in connection with the Registrant’s notice of late filing of the Report on Form 10-Q, for the third fiscal quarter ended June 30, 2004.

•	On July 22, 2004, we filed a Current Report on Form 8-K reporting Item 5, in connection with our financial results for the quarter ended June 30, 2004.

•	On July 06, 2004, we filed a Current Report on Form 8-K reporting Item 5, in connection with our preliminary financial results for the quarter ended June 30, 2004.

(c) Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference. You may obtain copies of such exhibits directly from us upon request.

Exhibit Number		Description
3.1	(a)	Restated and Amended Certificate of Incorporation

3.2	(a)	Restated and Amended Bylaws of the Registrant

3.3	(b)	Certificate of Ownership and Merger (Corporate Name Change)

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	(a)	Amended and Restated Investor Rights Agreement, dated March 27, 1992, among the Registrant and the Investors and Founders named therein, as amended

10.1	(a)	Form of Indemnification Agreement entered into between the Registrant and it Directors and Officers

10.2	(a)	1996 Stock Option Plan and forms of agreements thereunder

10.3	(a)	Employee Stock Purchase Plan

10.4	(b)	Office Lease Agreement between the Company and WHLW Real Estate Limited Partnership, dated May 1, 1997

Exhibit Number	Description

10.5(b)	Real Property Lease Extension Agreement between the Company and Bobwhite Meadow, L.P., dated March 1,1996

10.6(c)	2000 Stock Incentive Plan and forms of agreements thereunder

10.7(d)	Agreement and Plan of Merger and Reorganization among Netopia, Inc., Amazon Merger Corporation, Cayman Systems, Inc., Certain Holders of Convertible Subordinated Promissory Notes and Richard Burnes, as Security Holders’ Representative, dated as of September 19, 2001

10.8(e)	Netopia, Inc. 2002 Equity Incentive Plan; as adopted by the Netopia Board of Directors on December 13, 2001 and approved by the Netopia shareholders on January 30, 2002

10.9(f)	Silicon Valley Bank Loan and Security Agreement entered into on June 27, 2002

10.10(g)	Office Lease Agreement dated December 9, 2002 between the Company and Christie Avenue Partner—JS

10.11(h)	Limited Waiver and Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on June 12, 2003

11.1	Reference is made to Note 1 of Notes to Consolidated Financial Statements

14.1(i)	Code of Business Conduct and Ethics

23.1	Consent of Burr Pilger & Mayer LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868).
(b)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 1997.
(c)	Incorporated by reference to our Form S-8 as filed on December 8, 2000.
(d)	Incorporated by reference to our Form 8-K as filed on October 17, 2001.
(e)	Incorporated by reference to our Form 10-Q as filed on May 15, 2002.
(f)	Incorporated by reference to our Form 10-Q as filed on August 14, 2002.
(g)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2002.
(h)	Incorporated by reference to our Form 10-Q as filed on August 1, 2003.
(i)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, in the City of Emeryville, State of California on this 1st day of February 2005.

By:	/s/ ALAN B. LEFKOF
Alan B. Lefkof President and Chief Executive Officer

By:	/s/ MARK H. PERRY
Mark H. Perry Interim Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Dated: February 1, 2005

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Alan B. Lefkof and Mark H. Perry as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the form 10-K) with the United States Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report.

Signature	Title	Date

/s/ HAROLD S. WILLS Harold S. Wills	Chairman of the Board of Directors	February 1, 2005

/s/ REESE M. JONES Reese M. Jones	Director	February 1, 2005

/s/ ROBERT LEE Robert Lee	Director	February 1, 2005

/s/ DAVID F. MARQUARDT David F. Marquardt	Director	February 1, 2005

/s/ HOWARD T. SLAYEN Howard T. Slayen	Director	February 1, 2005