Form 10-Q
period 2004-12-31
NETOPIA INC
filed 2005-02-09
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 8, 2005, there were 25,118,712 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

On February 1, 2005, we filed with the Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “2004 10-K”). The 2004 10-K amends our Annual Reports on Form 10-K previously filed for the fiscal years ended September 30, 2003 and September 30, 2002, and our previously filed Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004 and December 31, 2003, to reflect the restatements of our consolidated financial statements for all such previously reported periods. This Quarterly Report on Form 10-Q should be read in conjunction with the 2004 10-K, in which we explain the restatements of our consolidated financial statements.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	December 31, 2004	September 30, 2004*
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$23,838	$23,973
Trade accounts receivable, net of allowances for doubtful accounts of $87 and $111, respectively.	17,537	17,812
Inventories, net	7,324	6,280
Prepaid expenses and other current assets	1,048	1,226

Total current assets	49,747	49,291

Furniture, fixtures and equipment, net	2,620	2,694
Acquired technology and other intangible assets, net	3,604	4,016
Goodwill	1,668	1,668
Long-term investments	1,032	1,032
Deposits and other assets	808	886

TOTAL ASSETS	59,479	59,587

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	13,668	9,827
Accrued compensation	2,227	2,582
Accrued liabilities	1,779	3,806
Deferred revenue	1,679	1,679
Current portion of borrowings under term loans	42	104
Other current liabilities	57	53

Total current liabilities	19,452	18,051

Long-term liabilities:
Other long-term liabilities	451	406

Total liabilities	19,903	18,457

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 25,118,087 and 24,717,503 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	25	25
Additional paid-in capital	166,359	166,245
Other Comprehensive Income (loss)	(27)	—
Accumulated deficit	(126,781)	(125,140)

Total stockholders’ equity	39,576	41,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,479	$59,587

*	Derived from the audited consolidated balance sheet dated September 30, 2004 included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Three Months Ended December 31,	2004	2003*
	(in thousands, except per share amount)
REVENUES:
Broadband equipment	$26,197	$23,657
Broadband software and services	3,121	4,652

Total revenues	29,318	28,309

COST OF REVENUES:
Broadband equipment	19,945	16,450
Broadband software and services	266	208
Amortization of acquired technology	300	300

Total cost of revenues	20,511	16,958

GROSS PROFIT	8,807	11,351

OPERATING EXPENSES:
Research and development	3,206	3,951
Selling and marketing	5,085	5,026
General and administrative	2,195	1,235
Amortization of intangible assets	86	86

Total operating expenses	10,572	10,298

OPERATING INCOME (LOSS)	(1,765)	1,053
Other income (loss), net	148	168

Provision for income taxes	24	57

NET INCOME (LOSS)	$(1,641)	$1,164

Per share data, loss from continuing operations:
Basic net income (loss) per share	$(0.07)	$0.05
Common shares used in the per share calculations	24,748	22,236

Per share data, net loss:
Basic and diluted net income (loss) per share	$(0.07)	$0.04
Common shares used in the per share calculations	24,748	26,020

*	See our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for a description of the restatements of financial results for prior periods.

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended December 31,	2004	2003
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,641)	$1,164
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	981	1,218
Cumulative Translation Adjustment	(27)	—
Charge for impairment of capitalized software/dev costs	—	26
Changes in allowance for doubtful accounts	—	71
Restructure costs	(439)	—
Changes in operating assets and liabilities (timing differences):
(Increase) decrease in accounts receivable	275	(1,464)
(Increase) decrease in inventory	(1,044)	(2,353)
(Increase) decrease in prepaid & other current assets	178	(85)
(Increase) decrease in deposits and other assets	78	36
Increase (decrease) in accounts payable	3,841	1,393
Increase (decrease) in accrued payables	(355)	591
Increase (decrease) in deferred revenue	—	(37)
Increase (decrease) in other liabilities	(1,539)	(266)

Net cash provided by operating activities	308	294

Cash flow from investing activities:
Purchase of furniture, fixtures and equipment	(495)	(326)
Acquisition spending	—	(1,386)

Net cash used in investing activities	(495)	(1,712)

Cash provided by (used in) financing activities:
Increase (decrease) in borrowings	(62)	(62)
Increase (decrease) in common stock	114	5,695

Net cash provided by financing activities	52	5,633

Net increase (decrease) in cash and cash equivalents	(135)	4,215
Cash and cash equivalents, beginning of period	23,973	22,208

Cash and cash equivalents, end of period	$23,838	$26,423

Supplemental disclosures of cash flow activities:
Income taxes paid	$28	$20

Interest paid	$3	$3

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for acquisition of businesses	$—	$1,249

See accompanying notes to unaudited condensed consolidated financial statements.

NETOPIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	The Company

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

The accompanying unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to fairly present a statement of results for the interim periods presented. The results of operations for the interim periods reported below do not necessarily indicate the results expected for the full fiscal year or for any future period.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related footnotes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The 2004 10-K amends our Annual Reports on Form 10-K previously filed for the fiscal years ended September 30, 2003 and September 30, 2002, and our previously filed Form 10-Qs for the fiscal quarters ended December 31, 2003 and March 31, 2004, to reflect the restatements of our consolidated financial statements for all such previously reported periods.

Summary of Significant Accounting Policies

Derivatives and Hedging Activities: We recognize all derivatives on the balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge or a contract not qualifying for hedge accounting (“fair value derivative”). For fair value derivatives, we report changes in the fair values in current period other income. We formally document the relationship between hedging instruments and hedged items. We formally assess and document, both at the inception of the hedge and on an ongoing basis, if the derivatives we use are highly effective in offsetting changes in cash flows of hedged items. If we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting. We discontinue hedge accounting prospectively when (1) a derivative is no longer highly effective in offsetting changes in cash flows of a hedged item, (2) a derivative expires or is sold, terminated or exercised, (3) a derivative is designated as a hedge, because it is unlikely that a forecasted transaction will occur, or (4) we determine that designation of a derivative as a hedge is no longer appropriate.

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

Stock Based Compensation: We maintain stock option plans under which we may grant incentive stock options and non-statutory stock options. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. We account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because the grant price equals the market price on the date of grant for all options we issue, we do not recognize compensation expense for stock options granted to employees. In accordance with SFAS No. 123, we recognize as an expense, the fair value of options and other equity instruments granted to non-employees. We have not issued any stock options to non-employees since fiscal year 2001, excluding options issued to our directors. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. We will continue to account for our stock based compensation according to the provisions of APB No. 25. SFAS 148 requires the disclosure of pro forma net income and earnings per share. Under SFAS 148, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The fair value of each option grant and share purchased under the Employee Stock Purchase Plan are estimated on the date of grant or share purchase using the Black-Scholes option-pricing model with the following estimates used in conjunction with the Black-Scholes option-pricing model:

Three months ended December 31,	2004	2003
Expected life (in years)	3.28	3.32
Expected volatility	345%	768%
Risk-free interest rate	3.25	2.37
Expected dividend yield	—	—

Under the Employee Stock Purchase Plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted were estimated at the date of grant using the following weighted average assumptions:

Three months ended December 31,	2004	2003
Expected life (in years)	2	2
Expected volatility	202%	261%
Risk-free interest rate	3.49	3.77
Expected dividend yield	—	—

As required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, the following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts):

Three Months Ended December 31,	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$(1,641)	$1,164
Add: Total stock-based employee compensation expense included in the determination of net loss, as reported	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	1,371	1,651

Pro forma net loss	$(3,012)	$(487)

Basic net income (loss) per share – as reported	$(0.07)	$0.05
Diluted net income (loss) per share – as reported	$(0.07)	$0.04

Basic net income (loss) per share – Pro Forma	$(0.12)	$(0.02)
Diluted net income (loss) per share – Pro Forma	$(0.12)	$(0.02)

The Black-Scholes Single Option weighted average fair value of employee stock options granted during the three months ended December 31, 2004 and 2003 was $2.74 and $8.73, respectively.

Estimates: The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes, hedging effectiveness determination and contingencies. Actual results could differ from these estimates.

Cash and Cash equivalents: The Company records all investments with a maturity of less than 90 days as cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories, net of reserves were as follows:

	December 31, 2004	September 30, 2004
	(in thousands)
Raw materials	$804	$1,595
Work in process	132	448
Finished goods	6,388	4,237

Inventories, net	$7,324	$6,280

(3)	Recent Accounting Pronouncements

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

In March 2004, the Emerging Issues Task Force (“EITF”) ratified the consensus reached on paragraphs 6 through 23 of Issue No. 03-01 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company does not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In July 2004, the EITF issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” This issue addresses the determination of whether an investment is in-substance common stock and when to perform that evaluation, but does not address the determination of whether an investor has the ability to exercise significant influence over the operating and financial policies of the investee. The pronouncement is effective for fiscal periods beginning after September 15, 2004. For existing investments, the investor should make an initial determination as to whether the investment is in-substance common stock based on the circumstances existing as of the date of first application of this issue. The Company does not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements.

(4)	Goodwill and Other Intangible Assets

The Company’s intangible assets at December 31, 2004 consist primarily of goodwill acquired in connection with the acquisitions of JadeSail and WebOrder which the Company is not amortizing, and other intangible assets acquired in connection with the JadeSail and Cayman acquisitions, which the Company is amortizing on a straight-line basis over their estimated useful lives.

The following tables details the Company’s goodwill, maintained in its broadband software and services reporting unit, for the three months ended as December 31, 2004:

	Acquisition date	Balance at September 30, 2004	Goodwill acquired during the period	Goodwill impairment charges	Balance at December 31, 2004
	(in thousands)
Broadband software and services:
JadeSail	Oct-03	$1,149	$—	$—	$1,149
WebOrder	Mar-00	519	—	—	519

Total Goodwill		$1,668	$—	$—	$1,668

The following tables detail the Company’s other intangible assets, by reporting unit, for the three months ended as of December 31, 2004:

	Acquisition date	Balance at September 30, 2004	Other intangible assets acquired during the period	Amortization expense	Balance at December 31, 2004
	(in thousands)
Broadband equipment:
Acquired technology	Oct-03	$197	$—	$(12)	$185
Acquired technology	Oct-01	3,234	—	(288)	2,946
Sales channel relationships	Oct-01	345	—	(86)	259
Subtotal		3,776	—	(386)	3,390

Broadband software and services:
Marketing license	Jan-03	240	—	(26)	214
Subtotal		240	—	(26)	214

Total Other Intangibles		$4,016	$—	$(412)	$3,604

(5)	Per Share Calculations

Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period plus potential dilutive shares from options outstanding using the treasury stock method. All potential dilutive shares have been excluded from the computation of the diluted loss per share for the three months ended December 31, 2004, as their effect on the loss per share was anti-dilutive. The following chart details the Company’s per share calculations for the periods indicated:

Three months ended December 31, 2004	2004	2003
	(in thousands; except per share amounts)
Calculation of basic net income (loss) per share:
Net income (loss)	$(1,641)	$1,164
Weighted average basic shares outstanding	24,748	22,236

Basic net income (loss) per share	$(0.07)	$0.05

Calculation of diluted net income (loss) per share:
Net income (loss)	$(1,641)	$1,164
Weighted average diluted shares outstanding	24,748	26,020

Diluted net income (loss) per share	$(0.07)	$0.04

For the three months ended December 31, 2004, potential dilutive common shares excluded from the computation of diluted loss per share consisted of options to purchase common stock totaling 296,451 shares, with a weighted average exercise price of $2.74.

(6)	Segment, Geographic and Significant Customer Information

Segment Information: The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The Company operates in two segments, broadband equipment and broadband software and services. The Company evaluates performance based on net revenues and gross profits from operations of these two segments, which is detailed for the three months ended December 31, 2004 and 2003 as follows:

	Q1-05			Q1-04
	Broadband equipment	Broadband Software and Services	Total	Broadband equipment	Broadband Software and Services	Total
Revenue	$26,197	$3,121	$29,318	$23,657	$4,652	$28,309
Cost of revenues	20,233	278	20,511	16,738	220	16,958

Gross profit	5,964	2,843	8,807	6,919	4,432	11,351
Gross margin	22.8%	91%	30%	29.2%	95%	40%
Unallocated
operating expenses			10,572			10,298

Operating loss			$(1,765)			$1,053

Geographic Information: The Company sells its products and provides services worldwide through a direct sales force, independent non-exclusive distributors and value-added resellers. The Company operates primarily in four regions: United States, Europe, Canada, and Asia Pacific. Revenues outside of the United States are primarily export sales denominated in United States dollars or Euros. Disaggregated financial information regarding the Company’s revenues by geographic region for the three months ended December 31, 2004 and 2003 is as follows:

Three months ended December 31,	2004		2003
	( in thousands)
Europe	$9,121	31%	$12,048	43%
Canada	317	1%	171	1%
Asia Pacific and other	589	2%	685	2%

Subtotal international revenue	10,027	34%	12,904	46%
United States	19,291	66%	15,405	54%

Total revenues	$29,318		$28,309

The Company has no material operating assets outside the United States.

Customer Information: The Company sells its products to incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), distributors, Internet service providers (“ISPs”) and directly to end-users. Disaggregated financial information regarding the Company’s customers that accounted for 10% or more of the Company’s revenue for the three months ended December 31, 2004 and 2003 is as follows:

Three months ended December 31,	2004		2003
	(in thousands)
BellSouth	$7,142	24%	$932	3%
Swisscom AG	4,212	14%	8,262	29%

For the three months ended December 31, 2004 and 2003, there were two customers and one customer, respectively, that each individually represented at least 10% of the Company’s revenues and in the aggregate, accounted for 39% and 32%, respectively, of the Company’s total revenues. No other customers during the three months ended December 31, 2004 and 2003 accounted for 10% or more of the Company’s total revenues.

The following table sets forth the accounts receivable balance for customers with balances at December 31, 2004 and 2003, which were at least 10% of the total accounts receivable balance:

Three months ended December 31,	2004		2003
	( in thousands)
Eircom	$3,085	18%	1207	7%
Swisscom	2,954	17%	6,322	36%
BellSouth	2,951	17%	283	2%

(7)	Investment in Non-Public Entities

At December 31, 2004 the Company owned 1,850,000 shares of MegaPath, which represents approximately a 1.8% interest. MegaPath offers high-speed broadband access to small and medium size businesses. Although there is no public market for MegaPath’s stock, the Company believes that the market value of its long-term investment in MegaPath is not less than the Company’s $1.0 million carrying value at December 31, 2004 because MegaPath’s most recent financing used a significantly higher valuation.

During the three months ended December 31, 2004 and 2003 MegaPath purchased $11,000 and $0.3 million, respectively, of the Company’s products. At December 31, 2004, MegaPath’s accounts receivable with the Company was $2,000.

(8)	Restructuring Cost

During the three months ended September 30,2004, the Company recorded a restructuring charge of $1.0 million, primarily consisting of employee termination costs, wind down costs associated with the closure of a development office in Germany, including intangible costs. The Company’s policy is to maintain accruals relating to restructurings for up to two years unless the Company has had definitive closure of the specific liabilities accrued prior to the two-year final review date. Detail of the Company’s remaining liabilities relating to its restructuring activities as of December 31, 2004 is as follows:

	Severance and Related Charges	Facilities	Totals
	(in thousands)
Accrued liabilities at September 30, 2004	$473	$27	$500
Restructuring charges	—	—	—
Amount paid	(423)	(16)	(439)

Accrued liabilities at December 31, 2004	$50	$11	$61

(9)	Credit Facility

In December 2004, the Company amended its credit facility agreement with Silicon Valley Bank, which resulted in an extension and amendments to the tangible net worth covenant. The new covenant requires that the Company must maintain a minimum tangible net worth of $27 million plus 50% of the Company’s net income in each fiscal quarter commencing with the first fiscal quarter ended December 31, 2004. For the fiscal quarter ending March 31, 2005, the tangible net worth required by this amendment is $23 million plus 50% of the Company’s net income. For fiscal quarter ending June 30, 2005, the tangible net worth requirement is $19 million plus 50% of the Company’s net income. In July 2005, the tangible net worth covenant will be reset based on mutually agreed terms and shall continue effective thereafter, as well as amending Collection of Accounts, Filing of the Transaction Reports, Limits on the Revolving Loans, Collateral Monitoring Fee and Interest Rate on the Loans as noted below. The Company must also maintain an adjusted quick ratio, as defined as the ratio of (i) the Company’s unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley Bank’s Investment Product Services Division (ISP Division) to (ii) the Company’s current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.25 to 1 from April 30, 2003, and each month ending thereafter.

The Credit Facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) plus 1.00% per annum. As provided in the December 2004 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter within the two-consecutive-fiscal-quarter-period most recently ended, the Credit Facility will bear interest equal to Silicon Valley Bank’s “prime rate” only. At December 31, 2004, the “prime rate” for Silicon Valley Bank was 5.0%. The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

As of December 31, 2004, the Company had no outstanding borrowings under the Credit Facility and had a borrowing availability of approximately $11.8 million.

On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.2 million. The principal amount of Term Loan A is payable in twenty-four equal monthly payments of principal in the amount of $8,333.33 per month, commencing on March 1, 2003 and continuing until paid in full. The remaining balance of $16,667 of Term Loan A, which is expected to be repaid within two months, is recorded as a current liability on the Company’s December 31, 2004 condensed consolidated balance sheet. Term Loan A bears interest at a rate equal to Silicon Valley Bank’s prime rate plus 0.75% per annum. As provided in the December 2004 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, Term Loan A will bear interest equal to Silicon Valley Bank’s “prime rate” only. At December 31,2004, the Silicon Valley Bank’s “prime rate” for Term Loan A was 5.25%. Upon the repayment of any portion of Term Loan A, such portion may not be re-borrowed. The outstanding principal balance of Term Loan A shall be reserved from the amount of credit facility otherwise available to the Company.

Term Loan B. On February 25, 2003, Silicon Valley Bank made a term loan to the Company in the original principal amount of $0.3 million. The principal amount of Term Loan B is payable in twenty-four equal monthly payments of principal in the amount of $12,500.00 per month, commencing on March 1, 2003 and continuing until paid in full. The remaining balance of $15,000 of Term Loan B, which is expected to be repaid within two months, is recorded as a current liability on the Company’s December 31, 2004 condensed consolidated balance sheet Term Loan B bears interest at a rate equal to Silicon Valley Banks prime rate plus 1.00% per annum. As provided in the December 2004 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter, Term Loan B will bear interest at a rate equal to Silicon Valley Bank’s “prime rate” only. At December 31,2004, the Silicon Valley Bank’s “prime rate” for Term Loan B was 5.25%. Upon the repayment of any portion of Term Loan B, such portion may not be re-borrowed.

(10)	Other Income (Loss), Net

Other income (loss), net consists of interest income the Company earns on its cash and cash equivalents, interest expense related to the Company’s borrowing under its credit facility and term loans and gains and losses on foreign currency transactions. The following table sets forth for the periods indicated detail of the Company’s other income (loss), net:

Three months ended December 31,	2004	2003
	(in thousands)
Interest income	$92	$42
Interest expense	(3)	(29)
Other income (expense)	59	155

Total other income (loss), net	$148	$168

(11)	Financial Instruments

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

Hedging of Foreign Currency Assets and Liabilities

The Company hedges its foreign currency assets and liabilities, primarily trade accounts receivable and trade accounts payable, with foreign exchange forwards. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are largely offset by gains and losses resulting from remeasurement of the foreign currency denominated assets and liabilities (in accordance with SFAS 52 Foreign Currency Translation) being hedged. At December 31, 2004, the outstanding balance sheet hedging derivatives had maturities of 150 days or less.

	December 31, 2004			December 31, 2003
Principal (notional) amounts in Euro:	Carrying amount	Spot Rate	Settlement Date	Carrying amount	Spot Rate	Settlement Date
Currency exchange forward contract #1	$405	1.3544	Jan-05	$165	1.1835	Jan-04
Currency exchange forward contract #2	$609	1.3544	Jan-05	—	—	—
Currency exchange forward contract #3	$135	1.3544	Feb-05	—	—	—
Currency exchange forward contract #4	$2,701	1.3544	Mar-05	—	—	—

(12)	Other Comprehensive Income (loss)

The table below reflects the changes in other comprehensive income for the three months ended December 31, 2004 which are derived from the translation of our foreign entities into our reporting currency, United States dollars, for reporting purposes:

Other Comprehensive Income (loss)	Beginning Balance September 30, 2004	Net Change of current period hedging activities	Reclassification into earnings current period	Ending Balance December 31, 2004
	(in thousands)
Cumulative Translation Adjustment	$—	(27)	—	$(27)

(13)	Litigation

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

In January 2005, we were notified by the Occupational Health and Safety Administration (OSHA) that Netopia was named in an administrative complaint filed by two former employees alleging violations of

Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees allege the Company terminated them in retaliation for their participation in the Internal Accounting Review conducted by the audit committee. We filed a response to the complaint on January 21, 2005 with OSHA. (The Internal Accounting Review is described in greater detail in the 2004 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.) The agency has not determined whether it will conduct an investigation into this matter. We believe that we have strong defenses and intend to defend the complaint vigorously.

In February 2005, we were served with a complaint filed in the County Court of Dallas County, Texas by the two former employees who filed the OSHA administrative complaint described above. The complaint names the Company and Alan Lefkof as defendants, and asserts claims for defamation and breach of contract. We believe that we have strong defenses to the claims asserted in the complaint. We intend to defend the cases vigorously.

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

(14)	Other Events

On October 18, 2004, a Nasdaq Listings Qualification Panel (“Panel”) notified the Company that the Panel had denied the Company’s request for continued inclusion on The Nasdaq National Market. The Company’s common stock was delisted from The Nasdaq National Market effective with the open of business on October 20, 2004. This action followed the Company’s appeal to the Panel for a listing extension after the Company did not meet the time requirement to file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004. Commencing October 20, 2004, quotations for the Company’s common stock appear in the National Daily Quotations Journal, often referred to as the “pink sheets”, where subscribing dealers can submit bid and ask prices on a daily basis. The Company’s trading symbol on the “pink sheets” is “NTPA.PK”.

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

We have devoted substantial resources and management’s time in connection with the Internal Accounting Review referred to below. This effort resulted in the restatement of our financial statements for the fiscal years ended September 30, 2002 and 2003, and our interim financial statements for fiscal quarters ended December 31, 2003 and March 31, 2004. As a result of the Internal Accounting Review commenced in July 2004, the filing of both the Quarterly Report on Form 10-Q for the third fiscal quarter ended June 30, 2004 and the 2004 10-K were delayed beyond the designated filing deadlines and subsequently filed with the SEC on February 1, 2005.

On February 1, 2005 we restated our consolidated statements for the fiscal years ended September 30, 2002 and 2003 and for all quarters from December 31, 2001 through March 31, 2004, inclusive. All applicable financial information in the consolidated financial statements in the 2004 10-K gives effect to the restatements. Accordingly, the financial statements for those fiscal periods that have been included in the Company’s previous filings with the Securities and Exchange Commission or included in previous announcements should not be relied upon.

(15)	Internal Accounting Review

The results of the Internal Accounting Review are fully described in the 2004 10-K. As described therein, during the three months ended December 31, 2004, we recognized $278,500 of software license and maintenance revenue previously recorded in the quarter ended September 30, 2003.

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

Broadband Equipment. We have developed a comprehensive family of broadband Internet modems, routers and gateways, which allow the transport of high-speed data over carrier networks including the local copper loop and new deployments of fiber-optic networks. This family of products serves many of wide area network (WAN) interfaces including DSL, Ethernet and T1, and LAN interfaces including Wi-Fi and Ethernet. Our broadband Internet products are designed to deliver high performance, excellent reliability, scalability, and affordability, and to be a platform from which our carrier and service provider customers can offer their customers additional services and applications. We believe key components to our success are comprehensive interoperability with leading central office DSL equipment, a common firmware platform across all versions of our broadband Internet products, and technology such as our 3-D Reach™ technology which we believe gives our Wi-Fi products greater and more reliable wireless coverage than that of many of our competitors. The substantial majority of our revenues are generated from sales of our broadband Internet products, in particular our DSL modems, routers and gateways. During the three months ended December 31, 2004 and 2003, revenue from the sale of our broadband

Internet products have accounted for 89% and 84%, respectively, of our total revenues. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our Broadband equipment are classified as “broadband equipment.”

Broadband Software and Services. Our service delivery platform includes the Netopia Broadband Server software (NBBS), which enables carrier and service providers to manage remotely Netopia and other third party devices and to deliver value-added broadband services. The NBBS platform includes modules that perform different functions: “Zero Touch” provisioning for the initial installation of broadband equipment at the customer premises and ongoing remote administration and support; Hot Spot Manager for the provisioning, authentication and management of hot spot venue access; Parental Controls for Web content filtering and email and chat management; VPN Policy Manager for the setup and administration of secure VPN enabled WAN networks. Our eCommerce solution provides “no assembly required” Web sites and online stores that we call eSites and eStores, with a wide variety of vertical market content packages to suit many needs, from franchisees to sole proprietors. Our systems management software includes Timbuktu, a systems management tool providing remote computer control, configuration, support and file transfer. We hold one United States patent relating to Timbuktu systems management software. The term of this patent is through August 2010. During the three months ended December 31, 2004 and 2003, revenue from the sale of our broadband software and services have accounted for 11% and 16%, respectively, of our total revenues. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our broadband software and services are classified as “Broadband software and services.”

We primarily market and sell our products in the United States, Canada, Europe and the Asia Pacific region through a field sales organization and through selected distributors. Our broadband equipment products are generally sold directly to our carrier and service provider customers or in some cases to distributors who then resell our products. Our broadband software and services products are generally sold directly to our customers. We primarily sell our products to:

•	Telecommunications carriers, including: incumbent local exchange carriers (ILECs), such as Swisscom AG, SBC Communications Inc., BellSouth Telecommunications, Inc., eircom Ltd., Belgacom and Verizon Communications Inc.; competitive local exchange carriers (CLECs), including Covad Communications Group, Inc. and NextGenTel; and Internet service providers (ISPs) and managed service providers (MSPs), including EarthLink, Inc., MegaPath Networks, Inc. and Netifice Communications, Inc.;

•	Distributors, including: Ingram Micro Inc. and Tech Data Corporation; and

•	Directly to end-users.

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

You should read the Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for information pertaining to our critical accounting policies which include the following:

•	Revenue recognition;

•	Goodwill;

•	Impairment on long-lives assets, including other intangible assets;

•	Allowance for doubtful accounts; and

•	Excess and obsolete inventory.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of December 31, 3004, our principal source of liquidity included cash and cash equivalents in the amount of $23.8 million, a credit facility with a maximum borrowing capacity of up to $11.8 million from which we had no outstanding borrowings at December 31, 2004, and two term loans from which we had a total amounts outstanding of approximately $42,000.

Cash and Cash Equivalents. The following table sets forth our cash and cash equivalents as of December 31 and September 30, 2004.

	December 31, 2004	September 30, 2004	Decrease
			$ %
	(in thousands)
Cash and cash equivalents	$23,838	$23,973	$(135)	-1%

For the three months ended December 31, 2004, cash and cash equivalents decreased primarily due to the use of cash to fund our operating activities and capital equipment purchases.

Net Cash Provided by Operating Activities

During the three months ended December 31, 2004, our operating activities generated $0.2 million of cash. Excluding the changes in operating assets and liabilities, our operating activities used $1.2 million of cash primarily due to our net loss. Changes in our operating assets and liabilities generated $1.4 million of cash primarily as a result of increased accounts payable and accounts receivable offset by decreases in other accrued liabilities and inventory purchases.

Net Cash Used in Investing Activities

During the three months ended December 31, 2004, investing activities used approximately $0.4 million of cash for the purchase of capital equipment primarily for use in our development and manufacturing operations.

Net Cash Provided by Financing Activities

During the three months ended December 31, 2004, we generated $0.1 million of cash, primarily due to the proceeds we received from the issuance of our common stock, offset by payments to the Company’s term loans.

Commitments

As of December 31, 2004, we had commitments that consisted of facilities and equipment under operating lease agreements, borrowings under term loans and purchase commitments primarily for inventory. Purchase obligations are comprised of purchase commitments with our contract manufacturers. Our contract manufacturers procure component inventory on our behalf based on our production orders. We are obligated to purchase component inventory that the contract manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. The following is a schedule of our future minimum cash payments with respect to such commitments.

	Fiscal Years
	2005 (a)	2006	2007	2008	2009	Thereafter	Totals
	(In thousands)
Contractual obligation
Purchase obligations	$5,196	$—	$—	$—	$—	$—	$5,196
Property lease obligations	873	938	966	650	—	—	3,427
Term loan	42	—	—	—	—	—	42

Totals	$6,111	$938	$966	$650	$—	$—	$8,665

(a)	Represents cash commitments for the remaining nine months of fiscal year 2005.

At December 31, 2004, we had no borrowings under our credit facility and had an outstanding balance of approximately $42,000 borrowed under our term loans. We currently believe we have enough cash and cash equivalents and that our business activities will be generate sufficient cash to cover our working capital needs for at least the next twelve months. To the extent our business does not generate sufficient cash to cover our working capital needs, we would utilize our credit facility, which currently has a maximum borrowing capacity of up to $15.0 million. As of December 31, 2004, our borrowing availability under our credit facility was approximately $11.8 million and we did not have any material commitments for capital expenditures.

Trade Accounts Receivable, Net. The following table sets forth our trade accounts receivables, net as of December 31, 2004 and September 30, 2004.

	December 31, 2004	September 30, 2004	Decrease
			$ %
	(in thousands)
Trade accounts receivable, net	$17,537	$17,812	$(275)	-2%

Changes in our trade accounts receivable, net balances are primarily due to the timing of sales within the quarter, increased revenues and collections performance.

Inventories. The following table sets forth our inventories, net as of December 31, 2004 and September 30, 2004.

	December 31, 2004	September 30, 2004	Increase
			$ %
	(in thousands)
Inventories, net	$7,324	$6,280	$1,044	17%

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

Results of Operations for the Three Months Ended December 31, 2004 and 2003

The following table sets forth for the periods indicated certain unaudited condensed consolidated statement of operations data. To help understand the data, each item of data is also shown as a percentage of total revenues along with the dollar and percentage change from the same period in the prior fiscal year. This data has been derived from the consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q, and in the 2004 10-K, in which we describe the restatement adjustments for the same period in the prior year. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the 2004 10-K.

Three Months Ended December 31,	2004		2003		Increase / Decrease
	(in thousands)				$	%
REVENUES:
Broadband equipment	$26,197	89%	$23,657	84%	$2,540	11%
Broadband software and service	3,121	11%	4,652	16%	(1,531)	-33%

Total revenues	29,318	100%	28,309	100%	1,009	4%

COST OF REVENUES:
Broadband equipment	19,945	68%	16,450	58%	3,495	21%
Broadband software and service	266	1%	208	1%	58	28%
Amortization of acquired technology	300	1%	300	1%	—	0%

Total cost of revenues	20,511	70%	16,958	60%	3,553	21%

GROSS PROFIT	8,807	30%	11,351	40%	(2,544)	-22%
OPERATING EXPENSES:
Research and development	3,206	11%	3,951	14%	(745)	-19%
Selling and marketing	5,085	17%	5,026	18%	59	1%
General and administrative	2,195	7%	1,235	4%	960	78%
Amortization of intangible assets	86	0%	86	0%	—	0%

Total operating expenses	10,572	36%	10,298	36%	274	3%

OPERATING INCOME (LOSS)	(1,765)	-6%	1,053	4%	(2,818)	-268%
Other income (expense), net	148	1%	168	1%	(20)	-12%

Income (loss) before income taxes	(1,617)	-6%	1,221	4%	(2,838)	-232%

Provision for Income Taxes	24	0%	57	0%	(33)	-58%

Net Income (loss)	$(1,641)	-6%	$1,164	4%	$(2,805)	-241%

REVENUES

Total revenues for the three months ended December 31, 2004 increased from the three months ended December 31, 2003 to $29.3 million or 4% from $28.3 million primarily due to increased revenues from the sale of our broadband equipment products partially offset by reduced revenues from the sale of our broadband software and services.

Broadband Equipment. Broadband equipment revenues increased for the three months ended December 31, 2004 to $26.2 million or 11% from $23.7 million for the three months ended December 31, 2003. The majority of the increase was attributed to the sales of residential-class products, where ASP declines were more than offset by volume increases. The remainder of the revenue increase was for business-class products where ASP declines were more than offset by volume increases. The mix of broadband equipment sales changes as we continue to win new customers, which serve the residential market for ADSL broadband Internet services. Residential-class products, and ADSL products in general generate a lower average unit-selling price than similar business-class products. We believe that increased sales volumes from new customers and new opportunities with existing customers will help offset any declines in revenues resulting from lower ASPs. See the “Product Volume and Average Selling Price Information” section below, which sets forth our volumes and average selling prices.

Broadband software and services. Broadband software and services revenues decreased to $3.1 million or 33% for the three months ended December 31, 2004 from $4.7 million for the three months ended December 31, 2003 due primarily from decreased sales of our broadband software licenses.

Product Volumes and Average Selling Price Information

The following table sets forth for three months ended December 31, 2004 and 2003, volumes and average selling prices, excluding accessories, of our broadband equipment products. The decline in average selling prices resulted from increased unit sales of lower price residential class products as compared to higher price business class products, and competitive market conditions generally. We expect that average-selling prices will continue to decline.

Increase / Decrease
Three months ended December 31,	2004	2003	$ %
(in thousands)
Product volumes	306	262	44	17%
Average selling prices	$86	$90	$(4)	-4%

COST OF REVENUES

Cost of revenues consists primarily of material costs of broadband equipment products. Total cost of revenues increased to $20.5 million or 21% for the three months ended December 31, 2004 from $17 million for the three months ended December 31, 2003, primarily as a result of increased sales volumes of broadband equipment and component cost increases. To the extent that component costs continue to increase as a result of improved general economic conditions and customer demand, we expect cost of revenues as a percent of total revenues may continue to fluctuate or increase in the future. To help offset any cost increases, we are trying to negotiate with our contract manufacturers to reduce their costs based on our increasing volumes, and we are continuing to pursue product redesigns and alternative, lower cost components for our products in an effort to reduce our overall product material costs. However, there is no certainty that we will be successful.

Gross Margin

Gross margins for the three months ended December 31, 2004 and 2003 were 30% and 40%, respectively. The decrease in gross margins was primarily the result of higher component costs.

Broadband equipment. Broadband equipment gross margins decreased to 23% for the three months ended December 31, 2004 from 29% for the same period in the prior year. The decrease was primarily due to average selling price decreases, increased component and product costs and the inclusion of amortization expense related to acquired technologies. The primary factors influencing our broadband equipment gross margins are product mix, ability to reduce product costs, increased cost absorption resulting from increased volumes, and the timing of these cost reductions relative to market pricing conditions.

Broadband software and services. Broadband software and services gross margins for the three months ended December 31, 2004 was 91% compared to 95% for the same period in the prior year. The decrease in gross margins was primarily the result of fixed labor costs associated with decreased revenues.

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

OPERATING EXPENSES

Research and Development. Research and development (“R&D”) expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. R&D expenses for the three months ended December 31, 2004 decreased to $3.2 or 19% from $4 million for the three months ended December 31, 2003.

We expect to continue to allocate substantial resources to product and technological development, and R&D expenses may increase in the future. We believe our process for developing software results in software that is essentially completed concurrently with the establishment of technological feasibility, and therefore we do not capitalize software development costs.

Selling and Marketing. Selling and marketing expenses consist primarily of salary and commission expenses for our sales force and related travel expenses, advertising and promotional expenses, product marketing, customer service and support costs. Selling and marketing expenses for the three months ended December 31, 2004 increased to $5.1 million or 1% from $5 million for the three months ended December 31, 2003. The increase for the three months ended December 31, 2004 compared to the same period in the prior year was primarily due to increased commission expense as a result of increased sales. We expect that selling and marketing expenses will remain near current levels for the remainder of the current fiscal year, and will fluctuate largely as a result of commission expenses that are related to increases or decreases in sales.

General and Administrative. General and administrative (“G&A”) expenses consist primarily of employee related expenses, legal and accounting fees, and insurance costs. G&A expenses for the three months ended December 31, 2004 increased to $2.2 million or 78% compared to $1.2 million for the same period in the prior year. This increase in G&A expenses for the three months ended December 31, 2004 was primarily due to increased legal and professional fees related to our Internal Accounting Review described above and to the restatement of previously filed financial statements.

We anticipate that G&A expenses for fiscal year 2005 will increase as a result of the ongoing legal expenses related to the SEC investigation and private securities litigation resulting from the Internal Accounting Review and the restatements of our financial statements, as well as increased expenses related to implementation of Section 404 of the Sarbanes-Oxley Act, which requires our management to assess the effectiveness of our internal controls over financial reporting.

Amortization of Other Intangible Assets. For the three months ended December 31, 2004 and 2003, amortization of other intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisition of Cayman (See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Restructuring Costs. There were no restructuring costs for the three months ended December 31, 2004 and 2003.

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

During the three months ended December 31, 2004, we incurred a net loss of $1.6 million and generated $0.2 million of cash for operating activities. We incurred losses from continuing operations of $9.0 million and $8.3 million for the fiscal years ended September 30, 2004 and 2003 respectively, and used $5.2 million and $5.4 million of cash during the fiscal years ended September 30, 2004 and 2003, respectively. Our cash and cash equivalents totaled $23.8 million at December 31, 2004. We may not be able to reach, sustain or increase profitability or generate cash on a quarterly or annual basis, which could significantly harm our business.

We may find it difficult to raise needed capital in the future, which could delay or prevent introduction of new products or services, require us to reduce our business operations or otherwise significantly harm our business.

We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and to increase our market share. As a result, and due to any future net losses and use of cash, the continuing operations of our business may require capital infusions. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations. We believe we have cash, cash equivalents and borrowing capacity adequate to meet our anticipated capital needs for the next twelve months. However, if we are unable to obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially and adversely affected and we would not be able to operate our business.

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

ILECs have been aggressively marketing DSL services principally focusing on residential services. We have committed resources that are working to expand our sales in the ILEC channel both domestically and internationally. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the ability to dislodge competitors whose products are currently being utilized, long-term product deployment cycles and intense price pressures. ILECs currently obtain equipment from our competitors, which include 2Wire, Inc., Westell Technologies, Inc., Siemens AG (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation and ZyXEL Communications Co., which have proven to be strong competitors. All of these competitors are larger than us and may have greater financial resources. There is no guarantee we will be successful in expanding our presence in the ILEC market. If we fail to penetrate further the ILEC market for our products and services, our business may be materially and adversely affected.

We expect our revenues to become increasingly dependent on our ability to develop and sell our broadband equipment into the residential broadband gateway market.

Prior to our acquisition of Cayman in October 2001, we developed, marketed and sold Internet equipment products primarily to CLECs and ISPs serving the small business market for DSL Internet connectivity. As a result of our acquisitions of Cayman in October 2001 and DoBox in March 2002 and our internal development initiatives, we believe that we now have products and technology that allow us to compete effectively for sales of Internet equipment to ILECs serving the residential market. There are numerous risks associated with our entrance into the residential broadband gateway market including, but not limited to:

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

We rely on a small number of customers for a large portion of our revenues. For both the three months ended December 31, 2004 and the fiscal year ended September 30, 2004, there were five and four customers, respectively, that each individually represented at least 5% of our revenues and in the aggregate, accounted for 70% and 60%, respectively, of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the three months ended December 31, 2004 and the fiscal year ended September 30, 2004, our international sales represented 34% and 44%, respectively, of our total revenues. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband equipment products to many of our European customers are denominated in Euros. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could result in decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros.

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

In the market for broadband equipment, we primarily compete with 2Wire, Inc., Westell Technologies, Inc., Siemens AG (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation and ZyXEL Communications Co.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ended December 31, 2004, our revenues have ranged from $18.9 million to $29.3 million, and our net results have ranged from $51,000 of income to a loss of $6.1 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

In certain quarters in the past, our operating results were below the expectations of securities analysts, It is likely that in some future quarter, quarters or year, our operating results again will be below the expectations of securities analysts or investors. When our operating results are below such expectations, the market price of our common stock may decline significantly. In addition to the uncertainties and risks described elsewhere under this “Risk Factors” heading, variations in our operating results will likely be caused by factors related to the operation of our business, including, but not limited to:

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

We purchase the semiconductor chips for our broadband equipment from a limited number of suppliers, and the inability to obtain in a timely manner a sufficient quantity of chips at an economic price would adversely affect our business.

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

We compete in markets characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products and services that provide increasingly higher levels of performance, reliability, compatibility, and cost savings for our customers. We will need to continue to integrate our DSL modem and router technology with the architectures of leading central office equipment providers in order to enhance the reliability, ease-of-use and management functions of our broadband equipment.

Our Netopia Broadband Server (NBBS) software platform enables network operations centers of broadband service providers the ability to remotely manage, support, and troubleshoot installed broadband gateways, thereby providing the potential for reducing support costs. We believe that NBBS can assist us in differentiating our products and services from those of our competitors. However, NBBS is a relatively new product that to date has not generated significant revenues, and we cannot provide any assurance that NBBS it will be widely adopted by the customers to whom we are marketing it. In addition, we cannot provide any assurance that when and if deployed in mass scale, NBBS will perform as expected or that it has no hidden bugs or defects.

We may not be able to develop, introduce, enhance or market successfully these or other products and services necessary to our future success. In addition, any delay in developing, introducing or marketing these or other products would seriously harm our business. Many of our broadband equipment products and services are relatively new. You should consider our prospects in light of the difficulties we may encounter because these products are at an early stage of development in a rapidly evolving and intensely competitive market. For example, we may not correctly anticipate market requirements, or introduce rapidly new products that meet such requirements for performance, price, features and compatibility with other broadband equipment. Failure to continue to develop and market competitive products would harm our competitive position and operating results.

We may continue to experience declining gross margins due to price competition and an increase in sales of lower margin broadband equipment as a percentage of our total revenue.

We expect that sales of our broadband equipment may account for a larger percentage of our total revenues in future periods. Because our broadband equipment products are sold at lower gross margins than our broadband software and services products, and sales volumes of our lower margin ADSL products are increasing, our overall gross margins will likely decrease. Further, we expect that the market for broadband equipment will remain highly competitive and as a result, we will continue to lower the prices we charge for our broadband equipment. If the average selling price of our broadband equipment continues to decline faster than our ability to realize lower manufacturing and product costs, our gross margins related to such products, as well as our overall gross margins, are likely to decline.

Our revenues will not grow and we may incur greater losses if we cannot successfully sell our broadband software and services products. We derive a substantial portion of the recurring revenues from our broadband software and services products from a small number of large customers.

The majority of our broadband software and services revenues are derived from the sale of software products for corporate help desks, including Timbuktu and eCare. For the three months ended December 31, 2004 and the fiscal year ended September 30, 2004, revenues from these help desk applications were 66% and 70%, respectively, of total revenues for our broadband software and services products. We anticipate that the market for Timbuktu will grow more slowly than the market for our other broadband software products and services. We also have not generated significant revenues to date from the NBBS software platform. In addition, we rely on a small number of licensees to promote the use of our broadband software and services for building web sites and stores. As a result, we derive the majority of the recurring revenues from our broadband software and services products from fewer than five customers. The extent and nature of the promotions by licensees of our broadband software and services are outside of our control. If licensees of our eSite and eStore software do not successfully promote web sites and stores to their customers, we will not generate continued recurring revenues. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

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

We believe that a small number of stockholders hold a large portion of our common stock. One of our directors owns approximately 3.7% of our common stock outstanding at February 8, 2005. To the extent any of our large stockholders decides to sell substantial amounts of our common stock in the public market over a short period of time, based on the historic trading volumes, we expect the market price of our common stock could fall.

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

The market price of our common stock may fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	Variations in our quarterly operating results, including shortfalls in revenues or earnings from securities analysts’ expectations;

•	Changes in securities analysts’ estimates of our financial performance;

•	Changes in market valuations and volatility generally of securities of other companies in our industry;

•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	General conditions in the broadband communications industry.

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

Cash Equivalents

Our exposure to market risks for changes in interest rates primarily relates to our investment portfolio. Our investments are made in accordance with an investment policy approved by our Board of Directors, which aims at minimizing credit risk through the diversification of our investments. Maturities of our investments are typically 90 days or less. The investments are classified as held-to-maturity and properly carried on our condensed consolidated balance sheets at its original purchase price. Our investment instruments are subject to changes in the interest rate and credit rating risk. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these risk factors, our investment income may decline and we may suffer losses in principal. We do not use derivatives to reduce or eliminate our exposure to changes in interest rates or credit ratings.

The table below presents the market value of our investment portfolio at December 31, 2004 and September 30, 2004. All investments mature in 90 days or less:

	December 31, 2004	September 30, 2004	Increase
			$ %
	(in thousands)
Cash equivalents	$21,229	$20,955	$274	1%

Other Interest Rate Risks

Our market interest rate risk for borrowings relates primarily to the rate charged by Silicon Valley Bank under our credit facility, from which we had no borrowings at December 31, 2004. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) as long as no default or event of default has occurred and is continuing, and as long as we maintain profitability as of the end of each fiscal quarter. If a default or an event of default has occurred and is continuing or we cannot maintain profitability, the interest rate on the credit facility would change to the prime rate plus 0.75% per annum. To the extent interest rates increase and we make borrowings under the credit facility, we would incur increase interest expense.

Foreign Currency

Our exposure to foreign exchange risk relates primarily to sales and corresponding receivables made to international customers denominated in Euros and employee-related expenses for employees based in Euro-zone countries. We are subject to risks typical of an international business including, but not limited to, differing economic conditions and tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. To minimize the effects of potential short-term fluctuations on our operating result stemming from our exposure to foreign currency changes, we enter into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. In December 2004, we entered into forward contracts to hedge the exposure to changes in the fair value of our accounts receivable for February and March 2004, which were denominated in Euros. All currency exchange contracts have a maturity of less than one year.

The table below presents the carrying value, in United States dollars, of accounts receivables denominated in Euros at December 31, 2004 and 2003. The accounts receivable at December 31, 2004 are valued at the United States/Euro exchange rate as of December 31, 2004 and the accounts receivable at December 31, 2003 are valued at the United States/Euro exchange rate as of December 31, 2003. The carrying values approximate fair value at December 31, 2004 and 2003.

	December 31, 2004		December 31, 2003
Principal (notional) amounts in United States Dollars:	Carrying amounts	Exchange rate	Carrying amounts	Exchange Rate
Accounts receivable denominated in Euros	$3,971	1.3399	$2,173	1.2296

The table below presents the carrying values of our currency exchange forward contracts, in United States dollars, at December 31, 2004 and 2003. The carrying values approximate fair value at December 31, 2004 and 2003.

	December 31, 2004			December 31, 2003
Principal (notional) amounts in Euro:	Carrying amount	Spot Rate	Settlement Date	Carrying amount	Spot Rate	Settlement Date
Currency exchange forward contract #1	$405	1.3544	Jan-05	$165	1.1835	Jan-04
Currency exchange forward contract #2	$609	1.3544	Jan-05	—	—	—
Currency exchange forward contract #3	$135	1.3544	Feb-05	—	—	—
Currency exchange forward contract #4	$2,701	1.3544	Mar-05	—	—	—

PART I — FINANCIAL INFORMATION

ITEM	4. CONTROLS AND PROCEDURES

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

Changes in internal controls

During the three months ended December 31, 2004, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As described in greater detail in the 2004 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we restated our financial statements for the fiscal years ended September 30, 2002 and 2003, and our interim financial statements for the fiscal quarters ended December 31, 2003 and March 31, 2004. As a result of the Internal Accounting Review commenced in July 2004, we filed both the Quarterly Report on Form 10-Q for the third fiscal quarter ended June 30, 2004 and the 2004 10-K on February 1, 2005, which was later than the designated filing deadlines.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 that requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Burr Pilger & Mayer LLP, our independent auditors, will be required to attest (a) to whether our assessment of our internal controls over financial reporting is fairly stated in all material respects, and (b) to report separately on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of September 30, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

In January 2005, we were notified by the Occupational Health and Safety Administration (OSHA) that Netopia was named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees allege the Company terminated them in retaliation for their participation in the Internal Accounting Review conducted by the audit committee. We filed a response to the complaint on January 21, 2005 with OSHA. (The Internal Accounting Review is described in greater detail in the 2004 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.) The agency has not determined whether it will conduct an investigation into this matter. We believe that we have strong defenses and intend to defend the complaint vigorously.

In February 2005, we were served with a complaint filed in the County Court of Dallas County, Texas by the two former employees who filed the OSHA administrative complaint described above. The complaint names the Company and Alan Lefkof as defendants, and asserts claims for defamation and breach of contract. We believe that we have strong defenses to the claims asserted in the complaint. We intend to defend the cases vigorously.

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

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
10.13	Amendment to Loan Documents entered into between Netopia, Inc. and Silicon Valley Bank as of December 29, 2004

10.14	Netopia, Inc. 2005 Employee Stock Purchase Plan as adopted December 30, 2004

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We filed the following Current Reports on Form 8-K during the three months ended December 31, 2004:

•	On October 6, 2004 we filed a Current Report on Form 8-K, reporting Item 4.01, reporting that the audit committee of our board of directors engaged Burr, Pilger & Mayer LLP (“BP&M”) as our independent accountant.

•	On October 19, 2004, we filed a Current Report on Form 8-K, reporting Item 3.01, reporting that a Nasdaq Listings Qualification Panel had denied the our request for continued inclusion on The Nasdaq National Market, and that our common stock would be delisted from The Nasdaq National Market effective with the open of business on October 20, 2004.

•	On October 22, 2004, we filed a Current Report on Form 8-K, reporting Item 3.01, reporting that quotations for our common stock will appear in the National Daily Quotations Journal, often referred to as the “pink sheets”, effective with the open of business on October 20, 2004.

•	On October 27, 2004 we filed a Current Report on Form 8-K, reporting Items 1.01 and 5.02, reporting that we have entered into an Employment Agreement with Mark H. Perry and a Consulting Agreement with William D. Baker, reporting the resignation of William D. Baker as our Senior Vice President, Finance and Operations, and Chief Financial Officer, effective October 29, 2004, and reporting the appointment of Mark H. Perry as our Interim Senior Vice President and Chief Financial Officer, effective October 21, 2004.

•	On November 3, 2004 we filed a Current Report on Form 8-K, reporting Item 8.01, reporting that we were advised by the Securities and Exchange Commission on October 29, 2004 that the previously-disclosed informal inquiry that the Securities and Exchange Commission commenced to determine whether the federal securities laws have been violated has become the subject of a formal order of investigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2005	NETOPIA, INC.
(Registrant)

	By:	/s/ Alan B. Lefkof
Alan B. Lefkof
President and Chief Executive Officer

	By:	/s/ Mark H. Perry
Mark H. Perry
Interim Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)