Form 10-Q
period 2005-03-31
NETOPIA INC
filed 2005-05-10
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☑    No  ☐

As of May 6, 2005, there were 25,211,340 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

Our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “2004 10-K”) amended our Annual Reports on Form 10-K previously filed for the fiscal years ended September 30, 2003 and September 30, 2002, and our previously filed reports on Form 10-Q for the fiscal quarters ended March 31, 2004 and December 31, 2003, to reflect the restatements of our consolidated financial statements for all such previously reported periods. This Form 10-Q should be read in conjunction with the 2004 10-K, in which we explain the restatements of our consolidated financial statements.

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETOPIA, INC.

Condensed Consolidated Balance Sheets

	March 31, 2005 (Unaudited)	September 30, 2004 (1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$22,714	$23,973
Trade accounts receivable, net of allowances for doubtful accounts of $148 and $111, respectively	15,245	17,812
Inventories, net	6,525	6,280
Prepaid expenses and other current assets	769	1,226

Total current assets	45,253	49,291

Furniture, fixtures and equipment, net	2,505	2,694
Acquired technology and other intangible assets, net	3,193	4,016
Goodwill	1,668	1,668
Long-term investments	1,032	1,032
Deposits and other assets	711	886

TOTAL ASSETS	54,362	59,587

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	10,449	9,827
Accrued compensation	1,908	2,582
Accrued liabilities	1,402	3,806
Deferred revenue	1,297	1,679
Current portion of borrowings under term loans	—	104
Other current liabilities	61	53

Total current liabilities	15,117	18,051
Long-term liabilities:
Other long-term liabilities	305	406

Total liabilities	15,422	18,457

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 25,202,344 and 24,717,503 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	25	25
Additional paid-in capital	167,548	166,245
Other Comprehensive Income (loss)	(20)	—
Accumulated deficit	(128,613)	(125,140)
Total stockholders’ equity	38,940	41,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,362	$59,587

(1)	Derived from the audited consolidated balance sheet dated September 30, 2004 included in the 2004 10-K.

See accompanying notes to Condensed Consolidated Financial Statements.

NETOPIA, INC.

Condensed Consolidated Statements of Operations

Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004 (1)	2005	2004 (1)
	(in thousands, except per share amount)
REVENUES:
Broadband equipment	$22,247	$17,878	$48,444	$41,535
Broadband software and services	2,976	3,879	6,097	8,531

Total revenues	25,223	21,757	54,541	50,066

COST OF REVENUES:
Broadband equipment	16,307	12,573	36,252	29,023
Broadband software and services	384	231	650	439
Amortization of acquired technology	300	300	600	600

Total cost of revenues	16,991	13,104	37,502	30,062

GROSS PROFIT	8,232	8,653	17,039	20,004

OPERATING EXPENSES:
Research and development	3,403	4,057	6,609	8,008
Selling and marketing	4,582	5,037	9,667	10,063
General and administrative	2,029	1,172	4,224	2,407
Amortization of intangible assets	87	87	173	173
Restructuring costs	98	—	98	—

Total operating expenses	10,199	10,353	20,771	20,651

OPERATING LOSS	(1,967)	(1,700)	(3,732)	(647)
Other income (loss), net	155	77	303	245
Provision for income taxes	20	(11)	44	46

NET LOSS	$(1,832)	$(1,612)	$(3,473)	$(448)

Per share data, net loss:
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.14)	$(0.02)
Shares used in the computation of net loss per share
Basic and diluted	25,038	23,536	24,892	22,882

(1)	Derived from the 2004 10-K.

See accompanying notes to Condensed Consolidated Financial Statements.

NETOPIA, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended March 31,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,473)	$(448)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,839	2,338
Changes in allowance for doubtful accounts	16	(113)
(Capitalization)/Write-off of capitalized software development costs	—	(18)
Cumulative translation adjustment	(20)	—
Restructuring costs	(443)	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,551	1,661
Inventories	(245)	(6,248)
Prepaid & other current assets	457	19
Deposits and other assets	175	37
Accounts payable and accrued liabilities	(48)	492
Deferred revenue	(382)	(125)
Other liabilities	(2,058)	(186)

Net cash used in operating activities	(1,631)	(2,591)

Cash flow from investing activities:
Purchase of furniture, fixtures and equipment	(827)	(856)
Acquisition of business	—	(146)
Acquisition of intangibles	—	(300)

Net cash used in investing activities	(827)	(1,302)

Cash flow from financing activities:
Repayment of term loans	(104)	(126)
Proceeds from the issuance of common stock	1,303	7,739

Net cash provided by financing activities	1,199	7,613

Net increase (decrease) in cash and cash equivalents	(1,259)	3,720
Cash and cash equivalents, beginning of period	23,973	22,208

Cash and cash equivalents, end of period	$22,714	$25,928

Supplemental disclosures of cash flow activities:
Income taxes paid	$—	$9

Interest paid	$27	$58

Issuance of common stock for acquisition of business	$—	$1,249

See accompanying notes to Condensed Consolidated Financial Statements.

NETOPIA, INC.

Notes to Condensed Consolidated Financial Statements

(1)	The Company

Netopia, Inc. (“Netopia”, the “Company” or “we”) develops and markets broadband equipment, remote management software and broadband services.

Our broadband equipment includes a family of telecommunications carrier-class broadband equipment, including modems, routers and gateways (collectively referred to as “gateways”), and related accessories. Our gateways provide a link between telecommunication carrier’s lines and residential and distributed business networks. The gateways provide functionality, including converting electronic and analog signals to digital communication, network routing, and wired and wireless networked connectivity for simultaneous voice, video, data and other applications.

Our products provide broadband solutions to our customers, the largest of which are telecommunication carriers and Internet Service Providers, for the delivery of broadband services to their residential and business-class customers. Our solutions enable carriers and broadband service providers to (i) deliver our feature-rich gateways to their customers, (ii) utilize our software that allows remote management of equipment located at their customers’ premises in order to reduce customer support costs, and (iii) provide value added services, including combined voice, video and data services.

Our remote management software products enable remote control, monitoring and service provisioning of broadband equipment and the personal computers with which they interact. Our software solutions are designed to meet the requirements of a full range of users: individual-to-individual, carrier-to-customer, and help desk-to-users.

Our broadband services include wireless hot spots, web site and store hosting, merchant services and parental controls.

(2)	Pro Forma Stock Compensation Expense

We maintain stock option plans under which we may grant incentive stock options and non-statutory stock options. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. We account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because the grant price equals the market price on the date of grant for all options we issued, we did not recognize compensation expense for stock options granted to our employees and directors. In accordance with SFAS No. 123, we recognize as an expense, the fair value of options and other equity instruments granted to non-employees other than to our directors. We have not issued any stock options to non-employees since fiscal year 2001 other than to our directors. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. We will continue to account for our stock based compensation according to the provisions of APB No. 25, through the end of the fiscal year ending September 30, 2005. SFAS No. 148 requires the disclosure of pro forma net income and earnings per share. Under SFAS No. 148, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The fair value of each option grant and share purchased under the Employee Stock Purchase Plan are estimated on the date of grant or share purchase using the Black-Scholes option-pricing model with the following estimates used in conjunction with the Black-Scholes option-pricing model:

Three Months Ended March 31,	2005	2004
Expected life (in years)	3.23	3.29
Expected volatility	355%	282%
Risk-free interest rate	3.96	2.80
Expected dividend yield	—	—

Under the Employee Stock Purchase Plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted were estimated at the date of grant using the following weighted average assumptions:

Three Months Ended March 31,	2005	2004
Expected life (in years)	2	2
Expected volatility	230%	133%
Risk-free interest rate	3.80	3.15
Expected dividend yield	—	—

The following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value defined by SFAS No. 123 for all granted stock-based awards:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(1,832)	$(1,612)	$(3,473)	$(448)
Option fair value amortization	1,211	1,612	2,583	3,263
Net loss, pro forma	$(3,043)	$(3,224)	$(6,056)	$(3,711)

Basic and diluted net loss per share – as reported	$(0.07)	$(0.07)	$(0.14)	$(0.02)
Basic and diluted net loss per share – Pro Forma	$(0.12)	$(0.14)	$(0.24)	$(0.16)

The Black-Scholes Single Option weighted average fair value of employee stock options granted during the three months ended March 31, 2005 and 2004 was $3.39 and $13.81, respectively. The Black-Scholes Single Option weighted average fair value of employee stock options granted during the six months ended March 31, 2005 and 2004 was $2.94 and $10.68, respectively.

(3)	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements includes the accounts of Netopia and its subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of September 30, 2004 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying financial statements should be read in conjunction with the audited financial statements of Netopia for the fiscal year ended September 30, 2004, included in our 2004 10-K.

Estimates: The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory write-downs, depreciation and amortization, asset impairments, sales returns, warranty obligations, income taxes, and contingencies. Actual results could differ from estimates.

Cash and Cash equivalents: The Company records all investments with a maturity of less than 90 days as cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories were as follows:

	March 31, 2005	September 30, 2004
	(in thousands)
Raw materials	$1,265	$1,595
Work in process	418	448
Finished goods	4,842	4,237

Inventories	$6,525	$6,280

(4)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the first quarter of fiscal year 2006, beginning October 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In March 2004, the FASB ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 provides new guidance for determining and recording impairment for both debt and equity securities. It also requires additional disclosure for declines in investments that are deemed to be temporary under the standard. In September 2004, the FASB approved the issuance of a FASB Staff Position to delay certain measurement and recognition guidance contained in EITF Issue No. 03-1. We do not expect that the adoption of the recognition and measurement provisions will have a material impact on our consolidated balance sheet or statement of operations. The disclosure requirements are effective for fiscal years ending after June 15, 2004, and are required only for annual periods.

(5)	Goodwill and Other Intangible Assets

The Company’s intangible assets at March 31, 2005 consist of goodwill acquired in connection with the acquisitions of JadeSail and WebOrder, and other intangible assets acquired in connection with the acquisitions of JadeSail and Cayman.

Goodwill as of March 31, 2005 and September 30, 2004 was maintained in our broadband software and services segment as follows:

	Acquisition date	Goodwill
		(in thousands)
JadeSail	Oct-03	$1,149
WebOrder	Mar-00	519

Total Goodwill		$1,668

Acquired intangible assets are amortized over their estimated useful lives. The carrying amounts and amortization expense by segment are in the table below:

	Acquisition date	Balance at September 30, 2004	Amortization expense for the Six Months Ended March 31, 2005	Balance at March 31, 2005
	(in thousands)
Broadband equipment:
Acquired technology	Oct-03	$197	$(24)	$173
Acquired technology	Oct-01	3,234	(576)	2,658
Sales channel relationships	Oct-01	345	(172)	173
Subtotal		3,776	(772)	3,004
Broadband software and services:
Marketing license	Jan-03	240	(51)	189
Subtotal		240	(51)	189

Total Other Intangibles		$4,016	$(823)	$3,193

(6)	Per Share Calculations

Basic net loss per share is calculated from the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated from the weighted average number of shares of common stock outstanding during the period plus potential dilutive shares from options outstanding using the treasury stock method. All options outstanding have been excluded from the computation of the diluted loss per share for the three and six months ended March 31, 2005 and 2004, because their effect on the loss per share was anti-dilutive. The following table details the per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(in thousands; except per share amounts)
Calculation of basic and diluted net loss per share:
Net loss	$(1,832)	$(1,612)	$(3,473)	$(448)
Shares used in the computation of net loss per share	25,038	23,536	24,892	22,882

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.14)	$(0.02)

For the three months ended March 31, 2005 and 2004, the computation of diluted loss per share excluded options to purchase common stock totaling 474,963 and 3,567,594 shares, respectively.

For the six months ended March 31, 2005 and 2004, the computation of diluted loss per share excluded options to purchase common stock totaling 371,131 and 3,695,932 shares, respectively.

(7)	Segment, Geographic and Significant Customer Information

Segment Information: The Company operates in two segments, broadband equipment and broadband software and services. The Company evaluates performance based on net revenues and gross profits from operations of these two segments, which is detailed for the three and six months ended March 31, 2005 and 2004 as follows:

	2005			2004
Three months ended March 31,	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
	($ in thousands)
Revenue	$22,247	$2,976	$25,223	$17,878	$3,879	$21,757
Cost of revenues	16,307	384	16,691	12,573	231	12,804
Amortization of acquired technology	288	12	300	288	12	300

Gross profit	5,652	2,580	8,232	5,017	3,636	8,653
Gross margin	25%	87%	33%	28%	94%	40%
Unallocated operating expenses			10,199			10,353

Operating loss			$(1,967)			$(1,700)

	2005			2004
Six months ended March 31,	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
	($ in thousands)
Revenue	$48,444	$6,097	$54,541	$41,535	$8,531	$50,066
Cost of revenues	36,252	650	36,902	29,023	439	29,462
Amortization of acquired technology	576	24	600	576	24	600

Gross profit	11,616	5,423	17,039	11,936	8,068	20,004
Gross margin	24%	89%	31%	29%	95%	40%
Unallocated operating expenses			20,771			20,651

Operating loss			$(3,732)			$(647)

Geographic Information: The Company sells its products and provides services worldwide through our own sales force, independent distributors and value-added resellers. The Company operates primarily in two regions: the United States and Europe. Revenues outside of the United States are primarily export sales denominated in United States Dollars or Euros. Revenues by geographic region for the three and six months ended March 31, 2005 and 2004 follows:

	Three months ended March 31,				Six months ended March 31,
	2005		2004		2005		2004
	( in thousands)
Europe	$8,288	33%	$7,947	37%	$17,409	32%	$19,995	40%
Canada	204	1%	188	1%	521	1%	359	1%
Asia Pacific and other	510	2%	604	3%	1,099	2%	1,289	3%

Subtotal international revenue	9,002	36%	8,739	40%	19,029	35%	21,643	43%
United States	16,221	64%	13,018	60%	35,512	65%	28,852	57%

Total revenues	$25,223	100%	$21,757	100%	$54,541	100%	$50,495	100%

The Company has no material operating assets outside the United States.

Customer Information: The Company sells its products to incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), distributors, Internet Service Providers

(“ISPs”), and end-users. Revenues from customers that accounted for 10% or more of revenue for one or more of the three and six months ended March 31, 2005 and 2004 follows:

	Three months ended March 31,				Six Months Ended March 31,
	2005		2004		2005		2004
	(in thousands)
BellSouth	$3,978	16%	$1,356	6%	$11,217	21%	$2,204	4%
Swisscom AG	3,634	14%	3,431	16%	7,846	14%	11,693	23%
eircom Ltd.	2,867	11%	865	4%	5,314	10%	2,195	4%
SBC Communications	2,193	9%	2,350	11%	5,112	9%	4,967	10%

For the three months ended March 31, 2005 and 2004, there were three customers and two customers, respectively, that each individually represented at least 10% of revenues and in the aggregate, accounted for 41% and 27%, respectively, of total revenues. For the six months ended March 31, 2005 and 2004, there were three customers and two customers, respectively, that each individually represented at least 10% of revenues and in the aggregate, accounted for 45% and 33%, respectively, of total revenues.

The following table sets forth the accounts receivable balance for customers with balances at March 31, 2005 and 2004, which were at least 10% of the total accounts receivable balance at one or more period end:

March 31,	2005		2004
	(in thousands)
Swisscom AG	2,761	18%	2,962	20%
eircom Ltd.	2,704	18%	1,044	7%
BellSouth	1,924	13%	933	6%

(8)	Investment in Non-Public Entities

At March 31, 2005 the Company owned 1,850,000 shares of MegaPath Networks, Inc., which represents approximately a 1.8% interest in this private company. MegaPath offers high-speed broadband access to small and medium size businesses. The carrying value of our investment was $1.0 million at March 31, 2005 and was accounted for using the cost method.

During the three months ended March 31, 2005 and 2004, MegaPath purchased $4,000 and $340,000, respectively, of the Company’s products. During the six months ended March 31, 2005 and 2004, MegaPath purchased $16,000 and $625,000, respectively, of the Company’s products. During the six months ended March 31, 2005, MegaPath has purchased the Company’s products mostly through an independent distributor, and not directly from the Company.

At March 31, 2005 and 2004, MegaPath’s accounts receivable with the Company was $1,700 and $183,000, respectively.

(9)	Restructuring Cost

During the three months ended March 31, 2005, the Company recorded a restructuring charge of $98,000, primarily consisting of employee termination costs, wind down costs associated with the closure of a sales office in the Netherlands and additional wind down costs associated with the prior closure of the Germany office in the quarter ended September 30, 2004.

Detail of the remaining liabilities relating to restructuring activities as of March 31, 2005 is as follows:

	Severance	Facilities	Totals
	(in thousands)
Accrued liabilities at September 30, 2004	$473	$27	$500
Restructuring charges	—	—	—
Amount paid	(423)	(16)	(439)
Non-cash charges	—	—	—

Accrued liabilities at December 31, 2004	$50	$11	$61

Restructuring charges	52	46	98
Amount paid	(64)	(37)	(101)
Non-cash charges	—	—	—

Accrued liabilities at March 31, 2005	$38	$20	$58

The $58,000 accrual as of March 31, 2005 is comprised of severance and facilities related charges estimated to be paid during the remainder of fiscal year 2005.

(10)	Commitments and Contingencies

As of March 31, 2005, we had commitments that consisted of facilities and equipment under operating lease agreements and purchase commitments primarily for inventory. Our purchase commitments relate to component inventory procured by our contract manufacturers on our behalf based on our production orders. We are obligated to purchase such component inventory unless orders are cancelled within agreed upon lead times. As of March 31, 2005 purchase commitments totaled $19.5 million. The following table summarizes future minimum lease payments:

	Fiscal Years
	2005	2006	2007	2008	2009	Thereafter	Totals
	(In thousands)
Property lease obligations	634	1,107	1,139	809	149	76	3,914

(11)	Warranty Liability

Warranty liability is recorded as a component of accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. For the Company’s broadband equipment products, the Company generally provides a one-year warranty to domestic purchasers and a two-year warranty to international purchasers. The Company generally does not offer a warranty on its broadband software and services products. We analyze our estimated warranty liability based upon historic return rates and record adjustments to our warranty liability as necessary.

The following table summarizes the changes in accrued warranty during the three and six months ended March 31, 2005 and 2004 related to our product warranty liability, included in accrued liabilities in our consolidated condensed balance sheets.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
Beginning balance	$(170)	$(193)	$(140)	$(200)
Cost of warranty replacements	63	62	129	258
Provision	(31)	36	(127)	(153)

Ending balance	$(138)	$(95)	$(138)	$(95)

(12)	Credit Facility

In December 2004, the Company amended its credit facility agreement with Silicon Valley Bank, which resulted in an extension and amendments to the tangible net worth covenant. The new covenant requires that the Company must maintain a minimum tangible net worth of $27 million plus 50% of the Company’s net income in each fiscal quarter commencing with the first fiscal quarter ended December 31, 2004. For the fiscal quarter ended March 31, 2005, the tangible net worth required by this amendment is $23 million plus 50% of the Company’s net income. For fiscal quarter ending June 30, 2005, the tangible net worth requirement is $19 million plus 50% of the Company’s net income. In July 2005, the tangible net worth covenant will be reset based on mutually agreed terms and shall continue effective thereafter, as well as amending Collection of Accounts, Filing of the Transaction Reports, Limits on the Revolving Loans, Collateral Monitoring Fee and Interest Rate on the Loans as noted below. The Company must also maintain an adjusted quick ratio, as defined as the ratio of (i) the Company’s unrestricted cash maintained at Silicon Valley Bank plus cash equivalents maintained at Silicon Valley Bank plus receivables and investments made on behalf of the Company through Silicon Valley Bank’s Investment Product Services Division (ISP Division) to (ii) the Company’s current liabilities plus the outstanding principal amount of any obligations less deferred revenues, of not less than 1.25 to 1 from April 30, 2003, and each month ending thereafter.

The Credit Facility bears interest at a rate equal to the rate announced by Silicon Valley Bank as its “prime rate” plus 1.00% per annum. As provided in the December 2004 amendment, as long as no Default or Event of Default has occurred and is continuing, and as long as the Company maintains profitability as of the end of each fiscal quarter within the two-consecutive-fiscal-quarter-period most recently ended, the Credit Facility will bear interest equal to Silicon Valley Bank’s “prime rate” only. The Company may borrow under the Credit Facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business.

The borrowing availability under the amended credit facility is based on the lower of $15 million or certain eligible receivables plus certain eligible inventories. As of March 31, 2005, the borrowing availability was approximately $6.9 million, and we had no outstanding borrowings.

(13)	Other Income (Loss), Net

Other income (loss), net primarily consisted of interest income earned on cash and cash equivalents, interest expense related to the credit facility and term loans, and gains and losses on foreign currency transactions. The following table summarizes other income (loss), net:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Interest income	$109	$50	$201	$92
Interest expense	(10)	(34)	(13)	(63)
Other income	56	61	115	216

Total other income (loss), net	$155	$77	$303	$245

(14)	Financial Instruments

We use fair value derivative instruments to hedge exposed currency risk arising from fluctuations in foreign exchange rates on our Euro-denominated accounts receivables. These derivative instruments are intended to mitigate the risk of significant balance sheet fluctuations caused by foreign exchange rate movements. Gains and losses on the derivatives were largely offset by gains or losses resulting from the remeasurement of the foreign currency denominated assets being hedged. We recognize gains and losses resulting from changes in the fair value of derivative instruments in Other Income (Loss), Net.

As of March 31, 2005, the Company had entered into a foreign currency forward contract that had the effect of fixing the exchange rate on Euro 900,000 at $1.3117 through the settlement date on April 29, 2005.

(15)	Comprehensive Loss

The table below presents the comprehensive loss for the three and six months ended March 31, 2005 and includes the translation of our foreign subsidiaries into our reporting currency, the United States Dollar:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(1,832)	$(1,612)	$(3,473)	$(448)
Foreign currency translation adjustment	7	(71)	(20)	(71)

Total comprehensive loss	$(1,825)	$(1,683)	$(3,493)	$(519)

(16)	Litigation

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

On October 29, 2004, we were advised by the Securities and Exchange Commission that an informal inquiry previously commenced by the SEC had become the subject of a formal order of investigation. This investigation is to determine whether the federal securities laws have been violated. We cooperated fully with the informal inquiry, and we are cooperating fully with the formal investigation. Responding to the formal investigation has required and will likely continue to require significant attention and resources of management. If the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations.

In April 2005, we learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation.

In January 2005, we were notified by the Occupational Health and Safety Administration (OSHA) that Netopia was named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees allege the Company terminated them in retaliation for their participation in the Internal Accounting Review conducted by the audit committee. We filed a response to the complaint on January 21, 2005 with OSHA. (The Internal Accounting Review is described in greater detail in the 2004 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.) OSHA is investigating to determine whether it will pursue this matter. We believe that we have strong defenses and intend to defend the complaint vigorously.

In February 2005, we were served with a complaint filed in the County Court of Dallas County, Texas by the two former employees who filed the OSHA administrative complaint described above. The complaint names the Company and Alan Lefkof as defendants, and asserts claims for defamation and breach of contract. We have removed the case to the United States District Court for the Northern District of Texas, Dallas Division. We believe that we have strong defenses to the claims asserted in the complaint. We intend to defend the case vigorously.

Defending against the government investigations and the private securities class action and derivative actions will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigations and the private securities class action and derivative actions to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for any legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

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

Company Overview

We develop and market broadband equipment, remote management software and broadband services.

Our products provide broadband solutions to our customers, the largest of which are telecommunication carriers and Internet Service Providers, for the delivery of broadband services to their residential and business-class customers. Our solutions enable carriers and broadband service providers to (i) deliver our feature-rich broadband modems, routers and gateways to their customers, (ii) utilize our software that allows remote management of equipment located at their customers’ premises, in order to reduce customer support costs and (iii) provide value added services, including combined voice, video and data services.

Our remote management software products enable remote control, monitoring and service provisioning of broadband equipment and the personal computers with which they interact. Our software solutions are designed to meet the requirements of a full range of users: individual-to-individual, carrier-to-customer, and help desk-to-users.

Our broadband services include wireless hot spots, web site and store hosting, merchant services and parental controls.

Broadband Equipment. We offer a family of telecommunications carrier-class broadband equipment, including modems, routers and gateways (collectively referred to as “gateways”), and related accessories. Our gateways provide a critical link between telecommunication carrier’s lines and residential and distributed business networks. The gateway provides critical functionality, including converting electronic and analog signals to digital communication, network routing, and wired and wireless networked connectivity for simultaneous voice, video, data and other applications.

Our gateways connect to carrier lines and enable the transport of broadband, high-speed data over carrier networks including the local copper wires (often referred to as “loop”) and new deployments of fiber-optic networks.

Our family of gateways serves many network interfaces including digital subscriber line (“DSL”), Ethernet and T1. For the users, our gateways support both wireless (often referred to as Wi-Fi) and Ethernet network connectivity.

As carrier-class gateways, our products are designed to deliver high performance, excellent reliability, scalability, and affordability, and to be a platform from which carrier and service providers can offer their customers additional services and applications, especially voice, video and data.

We believe our gateways are differentiated by:

•	Carrier-class high-quality and high-performance;

•	Comprehensive interoperability with leading carrier central office DSL equipment;

•	High-performing, high quality common firmware deployed across our broadband gateways;

•	Performance enhancing wireless technology branded as 3-D Reach™ technology, which we believe gives our Wi-Fi products leading wireless range and coverage; and

•	Our quality of service enhancing virtual gateway technology, branded as VGx technology, which provides gateway service segmentation for high quality voice, video and data services; and parental controls technology that enables the blocking of adult content and supervision of Internet access.

Most of our revenues are generated from sales of our DSL gateways to major telecommunication carriers, who in-turn include our gateways as part of their service offering to their customers.

Our gateways are installed by the customers of carriers and broadband service providers to obtain high-speed, always-on access to the Internet. Our DSL and other broadband gateways are often bundled with virtual private networking (“VPN”) capabilities that allow secure communications over the Internet, firewall protection, parental controls, hot spot access, Web content filtering, and combined voice, video, data and other services.

During the three months ended March 31, 2005 and 2004, revenue from the sale of our broadband equipment accounted for 88% and 82%, respectively, of our total revenues. During the six months ended March 31, 2005 and 2004, revenue from the sale of our broadband equipment accounted for 89% and 83%, respectively, of our total revenues. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our gateways and related accessories are classified as “broadband equipment.”

Broadband Software and Services. We offer remote management software, wireless hotspots, web site and store hosting, merchant services and parental controls:

•	Remote management software. We offer two principal remote management software solutions: Netopia Broadband Server and Timbuktu.

•	Our Netopia Broadband Server (“NBBS”) software solution enables carrier-to-customer remote support and management of installed broadband gateways and centralized service delivery (provisioning) for value-added broadband services such as voice, video, data, parental controls, and hot spot access. This solution allows carriers and broadband service providers to provision service and support to their customers on a remote basis and minimize the cost of installation and broadband service provisioning over the lifetime of the relationship with their customer. NBBS can be leveraged to manage both Netopia gateways and other third party devices. The NBBS platform includes optional modules that perform different functions: “Zero Touch” provisioning for the initial installation of broadband equipment at the customer premises and ongoing remote provisioning, administration and support; Hot Spot Manager for the provisioning, authentication and management of hot spot venue access; Parental Controls for Web content filtering and email and chat management; VPN Policy Manager for the setup and administration of secure VPN enabled WAN networks.

•

Timbuktu Pro software provides remote control and computing individual-to-individual and help desk-to-users, for secure remote control of both Mac and Windows personal computers. This solution serves enterprise help desk customers and IT organizations, allowing help desks to provide support and configuration on a remote basis when computer users experience problems or require additional software upgrades for desktop or laptop computers. Remote control of distant computers can use connections over the Internet, local network, or modem to modem. The software enables other users to view all, or part of a computers screen; file sharing; secure, encrypted connections; communication by voice intercom, text chat or instant message. The remote control can be from Mac to PC, or PC to Mac.

•	Web site and Web store hosting. Our eCommerce solutions provide “no assembly required” Web sites and online stores that we call eSites and eStores, and include a wide variety of vertical market content packages to suit many needs, from franchisees to sole proprietors.

•	Wireless hot spots. Our Wi-Fi hot spot services provide high-speed Internet access to a venue’s customers and provides venues with a marketing tool that includes customizable log-in pages, the ability to control access to the hot spot, Family Friendly Surfing content controls, and complete e-Commerce solutions.

•	Merchant service. This broadband service is marketed as the Netopia Merchant Success POS Bundle and provides high-speed wireless Internet Protocol (IP) networking solutions for merchants. This secure solution is designed for retail locations and provides merchants with the benefits of faster credit card payment processing and the ability to implement other value-added services, including real-time check and age authorization, gift cards, ATM and lottery machines, and Wi-Fi hot spots.

•	Parental controls. Our parental controls service enables gateway blocking of adult content and supervision of Internet access. This solution enables control of the home Internet network. This protection includes for each identified user: restricting Internet access by time of day; managing e-mail, chat, and instant messaging; filtering Web sites by category, specific site lists, or high bandwidth. Unlike many competitive products, Netopia’s parental controls operates through the gateway, rather than the desktop, which we believe results in a more secure solution.

During the three months ended March 31, 2005 and 2004, revenue from the sale of our broadband software and services accounted for 12% and 18%, respectively, of our total revenues. During the six months ended March 31, 2005 and 2004, revenue from the sale of our broadband software and services accounted for 11% and 17%, respectively, of our total revenues. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our broadband software and solutions are classified as “Broadband software and services.”

We primarily market and sell our products in the United States and in Europe through our sales organization, distributors and value-added resellers. Most of our broadband equipment products are sold to telecommunication carriers and Internet service providers. Our broadband software and services products are generally sold directly to end users. Our sales channels are summarized below.

•	Telecommunication carriers, including: incumbent local exchange carriers (“ILECs”), including Swisscom AG, SBC Communications Inc., BellSouth Telecommunications, Inc. and eircom Ltd.; competitive local exchange carriers (“CLECs”), including Covad Communications Group, Inc. and NextGenTel; and Internet service providers (“ISPs”) and managed service providers (“MSPs”), including EarthLink, Inc., MegaPath Networks, Inc. and Netifice Communications, Inc.;

•	Distributors, including: Ingram Micro Inc. and Tech Data Corporation; and

•	Directly to end-users.

We expect that the success of our operations will remain substantially dependent upon our ability to develop products that meet the needs of both the residential and business telecommunications markets.

Telecommunications Market Developments

We expect that the telecommunications market will continue to evolve quickly over the next several years. This change and evolution provides us with significant growth opportunities and risks.

Incumbent local exchange carriers are responding to competitive challenges in their core voice business particularly from the cable television network operators, which are beginning to use a bundle of voice, video and high-speed data (often referred to as “triple play” services) to gain market share. In response, ILECs are pursuing various strategies of network modernization and service differentiation. We believe that ILECs will add digital video and other services to their offerings, which already includes voice and high-speed data. Examples of other services include streaming live video, music and pictures.

The strategies that ILECs are pursing to modernize their networks include the deployment of all fiber networks and hybrid fiber/copper networks without end-to-end fiber connection by leveraging advanced digital subscriber line technology.

The all fiber network strategy is often referred to as fiber to the premises (“FTTP”). FTTP provides fibers high reliability, ease of service provisioning, and almost unlimited bandwidth. The hybrid fiber/copper network strategy is often referred to as fiber to the neighborhood (“FTTN”) or fiber to the curb (“FTTC”). FTTN and FTTC provide sufficient bandwidth to meet the needs of digital video and other applications. FTTN and FTTC requires the use of very-high-speed digital subscriber line (“VDSL”), a new high performance version of DSL for the connection to the premises. The three largest domestic ILECs, SBC Communications, Verizon and BellSouth, all have announced that they are making substantial investments in the expansion of their fiber optic landline network to residences. The fiber lines enable the ILECs to offer voice, video and high-speed data over one connection. We currently are developing gateways that could be deployed for these new services.

The shift from circuit-switched networks for voice and broadcast networks for video to Internet Protocol-based networks is expected to have a significant impact on the structure of the telecommunications market. This shift may increasingly separate network access and data transport from the services delivered over those networks. For example, there are new companies entering the voice market offering Internet-based phone service.

All of these changes will impact the gateway and gateway software management market in which we compete. For example, as ILECs implement FTTP, FTTN or FTTC as well as new residential home networking solutions, companies that provide gateways, such as ours, may have the opportunity to increasingly compete against incumbent suppliers to best achieve the cost and performance requirements for gateways within the modernized network. While we are positioning our products for this evolving market and will compete vigorously to win new and retain existing telecommunication customers, attracting new or expanded customer relationship could positively benefit our operating performance, while conversely losing customer relationships could negatively harm our operating performance. Given this change, we expect the next several years to be a period of intense competition among gateway providers with both significant opportunities for growth as well as risk of failure.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to revenue, accounts receivable, inventories, investments, intangible assets and goodwill. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgments. The Audit Committee of our Board of Directors reviews any changes in our methodology for arriving at our estimates, and discusses the appropriateness of any such changes with management and our independent auditors on a quarterly basis.

You should read our 2004 10-K for information pertaining to our critical accounting policies, which include the following:

•	Revenue recognition;

•	Goodwill;

•	Impairment on long-lives assets, including other intangible assets;

•	Allowance for doubtful accounts; and

•	Excess and obsolete inventory.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of March 31, 2005, our principal source of liquidity included cash and cash equivalents in the amount of $22.7 million, a credit facility with a maximum borrowing capacity of up to $15 million and a borrowing availability as of March 31, 2005 of approximately $6.9 million from which we had no outstanding borrowings.

Cash and Cash Equivalents.

	March 31, 2005	September 30, 2004	Decrease
			$	%
	(in thousands)
Cash and cash equivalents	$22,714	$23,973	$(1,259)	-5%

For the six months ended March 31, 2005, cash and cash equivalents decreased primarily due to the use of cash to fund our operating activities and capital equipment purchases.

Net Cash Used in Operating Activities

Net cash used in our operating activities totaled $1.6 million for the six months ended March 31, 2005, compared to $2.6 million for the six months ended March 31, 2004. Net cash used from operating activities resulted primarily from a net loss of $3.5 million for the six months ended March 31, 2005, partially offset by non-cash depreciation and amortization charges of approximately $1.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0.8 million for the six months ended March 31, 2005, compared to $1.3 million for the six months ended March 31, 2004. Investing activities used approximately $0.8 million of cash for the purchase of capital equipment for the six months ended March 31, 2005.

Net Cash Provided by Financing Activities

Net cash provided from financing activities totaled $1.2 million for the six months ended March 31, 2005, compared to $7.6 million for the six months ended March 31, 2004. Financing activities generated approximately $1.3 million representing proceeds from the issuance of common stock upon the exercise of stock options and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan.

Commitments

As of March 31, 2005, we had commitments that consisted of facilities and equipment under operating lease agreements and purchase commitments primarily for inventory. Our purchase commitments relate to component inventory procured by our contract manufacturers on our behalf based on our production orders. We are obligated to purchase such component inventory unless orders are cancelled within agreed upon lead times. As of March 31, 2005 purchase commitments totaled $19.5 million. The following table summarizes future minimum lease payments:

	Fiscal Years
	2005	2006	2007	2008	2009	Thereafter	Totals
	(In thousands)
Property lease obligations	634	1,107	1,139	809	149	76	3,914

We believe our cash and cash equivalents and cash expected to be generated by our business activities will be sufficient to meet our working capital needs for at least the next twelve months.

Results of Operations for the Three and Six Months Ended March 31, 2005 and 2004

The table below sets forth certain unaudited financial data. To help understand the data, each item is also shown as a percentage of total revenues along with the dollar and percentage change from the corresponding period in the prior fiscal year. This data has been derived from the consolidated financial statements elsewhere in this Form 10-Q and in the 2004 10-K, in which we describe the restatement adjustments for the same period in the prior year. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q and in the 2004 10-K.

					Increase / (Decrease)
Three Months Ended March 31,	2005		2004		$	%
	(in thousands, except percentages)
REVENUES:
Broadband equipment	$22,247	88%	$17,878	82%	$4,369	24%
Broadband software and service	2,976	12%	3,879	18%	(903)	-23%

Total revenues	25,223	100%	21,757	100%	3,466	16%
COST OF REVENUES:
Broadband equipment	16,307	65%	12,573	58%	3,734	30%
Broadband software and service	384	2%	231	1%	153	66%
Amortization of acquired technology	300	0%	300	1%	—	0%

Total cost of revenues	16,991	67%	13,104	60%	3,887	30%
Gross profit	8,232	33%	8,653	40%	(421)	-5%
OPERATING EXPENSES:
Research and development	3,403	14%	4,057	19%	(654)	-16%
Selling and marketing	4,582	18%	5,037	23%	(455)	-9%
General and administrative	2,029	8%	1,172	5%	857	73%
Amortization of intangible assets	87	0%	87	0%	—	0%
Restructuring costs	98	0%	—	0%	98	100%

Total operating expenses	10,199	40%	10,353	48%	(154)	-1%
Operating loss	(1,967)	-8%	(1,700)	-8%	(267)	16%

					Increase / (Decrease)
Six Months Ended March 31,	2005		2004		$	%
	(in thousands, except percentages)
REVENUES:
Broadband equipment	$48,444	89%	$41,535	83%	$6,909	17%
Broadband software and service	6,097	11%	8,531	17%	(2,434)	-29%

Total revenues	54,541	100%	50,066	100%	4,475	9%
COST OF REVENUES:
Broadband equipment	36,252	66%	29,023	58%	7,229	25%
Broadband software and service	650	1%	439	1%	211	48%
Amortization of acquired technology	600	1%	600	1%	—	0%

Total cost of revenues	37,502	69%	30,062	60%	7,440	25%
Gross profit	17,039	31%	20,004	40%	(2,965)	-15%
OPERATING EXPENSES:
Research and development	6,609	12%	8,008	16%	(1,399)	-17%
Selling and marketing	9,667	18%	10,063	20%	(396)	-4%
General and administrative	4,224	8%	2,407	5%	1,817	75%
Amortization of intangible assets	173	0%	173	0%	—	0%
Restructuring costs	98	0%	—	0%	98	100%

Total operating expenses	20,771	38%	20,651	41%	120	1%
Operating loss	(3,732)	-7%	(647)	-1%	(3,085)	477%

REVENUES

Total revenues for the three months ended March 31, 2005 increased from the three months ended March 31, 2004 to $25.2 million or 16% from $21.8 million due to a $4.4 million or 24% increase in revenues from the sale of our broadband equipment products partially offset by reduced revenues of $900,000 or 23% from the sale of our broadband software and services. Total revenues for the six months ended March 31, 2005 increased from the six months ended March 31, 2004 to $54.5 million or 9% from $50.1 million primarily due to a $6.9 million or 17% increase in revenues from the sale of our broadband equipment products offset by $2.4 million or 29% decrease in revenues from the sale of our broadband software and services.

Broadband equipment revenues increased for the three and six months ended March 31, 2005 compared with the same period for the prior year by 24% and 17%, respectively. These increases were primarily attributable to increased unit sales of residential-class ADSL products and accessories, which typically sell at lower average selling prices (“ASP”) than business-class products.

Broadband software and services revenues decreased for the three and six months ended March 31, 2005 compared with the same periods for the prior year by 23% and 29%, respectively. The decreases were attributable to lower sales of licensed software and associated maintenance service agreements.

Product Volumes and Average Selling Price Information

The following table sets forth for three months ended March 31, 2005 and 2004, volumes and average selling prices, excluding accessories, of our broadband equipment products.

Three months ended March 31,	2005	2004
	(volumes in thousands)
Product volumes	248	212
Average selling prices	$84	$84

Six months ended March 31,	2005	2004
	(volumes in thousands)
Product volumes	554	474
Average selling prices	$82	$88

Cost of Revenues

Cost of revenues consists primarily of material costs of broadband equipment products. The total cost of revenues increased for the three and six months ended March 31, 2005 compared with the same period for the prior year primarily as a result of the increased unit sales and sale of accessories.

Gross Margin

The decreases in gross margins in the three and six month periods ended March 31, 2005 compared with the corresponding period of the prior fiscal year were primarily the result of an increase in unit volume shipments and product mix changes toward residential-class products, which have lower ASPs and lower gross margins than business-class products. In addition, because broadband software and services was a lower percentage of revenues for the three and six month periods compared with the corresponding periods in the prior fiscal year, overall gross margins declined because broadband software and services have higher gross margins than broadband equipment.

Broadband equipment. Gross profit, as a percentage of revenue, decreased for the three months ended March 31, 2005 to 25% from 28% for the same period for the prior year and for the six months ended March 31, 2005 to 24% from 29% compared with the same period for the prior year primarily as a result of decreased ASPs.

Broadband software and services. The decrease in broadband software and services gross margins reflected the combination of lower software revenue and higher software and service costs. The higher software and service costs reflect increased direct expenses including labor costs.

OPERATING EXPENSES

Research and Development. Research and development (“R&D”) expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead allocations. The decrease for the three and six months ended March 31, 2005 compared to the same periods in the prior year was primarily attributable to reduced compensation costs following our restructuring actions in September 2004.

We expect to continue to allocate substantial resources to product and technological development as a percentage of revenue, and R&D expenses may increase in the future.

Selling and Marketing. Selling and marketing expenses consist primarily of salary and commission expenses for our sales force and related travel expenses and advertising and promotional expenses. The decrease for the three and six months ended March 31, 2005 compared to the same periods in the prior year was primarily the result of increased allocation of costs to cost of services revenues.

We expect that selling and marketing expenses will remain near current levels for the remainder of the current fiscal year, and will fluctuate largely as a result of commission expenses and advertising and marketing initiatives that are related to increases or decreases in sales.

General and Administrative. General and administrative (“G&A”) expenses consist primarily of employee related expenses, legal and accounting fees, and insurance costs. The increase in G&A expenses for the three and six months ended March 31, 2005 compared to the same periods in the prior year was primarily due to increased legal and professional fees incurred in connection with the securities litigation and government investigations related to the restatements of our previously filed financial statements described elsewhere in this Form 10-Q.

We anticipate that G&A expenses for fiscal year 2005 will increase as a result of the ongoing legal expenses related to the securities litigation and government investigations described elsewhere in this Form 10-Q, as well as increased expenses related to implementation of Section 404 of the Sarbanes-Oxley Act, which requires our management to assess the effectiveness of our internal controls over financial reporting.

Amortization of Other Intangible Assets. For the three and six months ended March 31, 2005 and 2004, amortization of other intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisitions of Cayman and JadeSail (See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q).

Restructuring Costs. During the three months ended March 31, 2005, we recorded a restructuring charge of $98,000, primarily consisting of employee termination costs and wind down costs associated with the closure of a sales office in the Netherlands and additional wind down costs associated with the prior closure of the Germany development office.

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

During the three months ended March 31, 2005, we incurred a net loss of $1.8 million and used approximately $1.6 million of cash for operating activities. We incurred losses from continuing operations of $9.0 million and $8.3 million for the fiscal years ended September 30, 2004 and 2003 respectively, and used $5.2 million and $5.4 million of cash during the fiscal years ended September 30, 2004 and 2003, respectively. Our cash and cash equivalents totaled $22.7 million at March 31, 2005. We may not be able to reach, sustain or increase profitability or generate cash on a quarterly or annual basis, which could significantly harm our business.

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

If we are unable to resolve pending private securities litigation and the government investigations related to and arising out of the restatements of our consolidated financial statements for prior periods in a timely and economic manner, our business could be significantly harmed.

We currently are named as a defendant in a consolidated private securities action brought as a purported class action. In addition, there are purported derivative actions pending in state and federal court in California. We also are the subject of a formal order of investigation by the Securities and Exchange Commission to determine whether the federal securities laws have been violated. We recently learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. Responding to the formal order of investigation of the SEC has required and will continue to require significant attention and resources of management. If the SEC elects to pursue an enforcement action, the defense could be costly and require additional management resources. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations. We do not know the scope or focus of the investigation by the United States Attorney’s office. Defending against the government investigations and the private securities class action and derivative actions also will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could we liable for large damage awards that could seriously harm our business and results of operations. While we have provided notice of the government investigations and the private securities class action and derivative actions to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and have not reimbursed us for any legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

Substantial sales of our broadband equipment will not occur unless telecommunications carriers and service providers continue to expand their deployments of DSL and other broadband services, and without continued expansion our revenues may decline, which could significantly harm our business.

The success of our broadband equipment depends upon the extent to which telecommunications carriers and service providers continue to expand their deployments of DSL and other broadband services. Factors that have impacted such deployments include:

•	Lengthy approval processes followed by carriers and service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

•	Improved business opportunities provided by deployment of broadband services by our ILEC and other customers;

•	Lack of compatibility of DSL equipment that is supplied by different manufacturers;

•	Rapidly changing industry standards for DSL and other broadband technologies; and

•	Government regulations.

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

We expect our revenues to be increasingly dependent on our ability to sell our broadband equipment to ILECs, and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

ILECs have been aggressively marketing DSL services principally focusing on residential services. We have committed resources that are working to expand our sales in the ILEC channel both domestically and internationally. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the difficulty in dislodging competitors whose products are currently being utilized, long-term product deployment cycles and intense price competition. ILECs currently obtain equipment from our competitors, which include 2Wire, Inc., Westell Technologies, Inc., Siemens AG (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation and ZyXEL Communications Co., which have proven to be strong competitors. All of these competitors are larger than us and may have greater financial resources. There is no guarantee we will be successful in expanding our presence in the ILEC market. If we fail to further penetrate the ILEC market for our products and services, our business may be materially and adversely affected.

We expect our revenues to be increasingly dependent on our ability to develop and sell our broadband equipment into the residential broadband gateway market.

Prior to our acquisition of Cayman in October 2001, we developed, marketed and sold broadband equipment products primarily to CLECs and ISPs serving the small business market for DSL Internet connectivity. We now have products and technology that allow us to compete effectively for sales of broadband equipment to ILECs serving the residential market. There are numerous risks associated with the residential broadband gateway market including, but not limited to:

•	The ability to design and develop products that meet the needs of the residential market;

•	The ability to market these products successfully to ILECs and to dislodge competitors that are currently supplying residential-class broadband gateways; and

•	Intense price pressure.

If we are unable to increase our sales to ILECs and our market share of residential-class broadband gateways, our business will be materially and adversely affected.

The loss of, or decline in, purchases by one or more of our key customers would result in a significant decline in our revenues and harm our business.

We rely on a small number of customers for a large portion of our revenues. For both the three months ended March 31, 2005 and the fiscal year ended September 30, 2004, there were five and four customers, respectively, that each individually represented at least 5% of our revenues and in the aggregate, accounted for 59% and 60%, respectively, of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the three months ended March 31, 2005 and the fiscal year ended September 30, 2004, our international sales represented 36% and 44%, respectively, of our total revenues. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband equipment products to many of our European customers are denominated in Euros. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could result in decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros.

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

We sell products and services in markets that are highly competitive. We expect competition to intensify as current competitors expand their product and service offerings and new competitors enter the market. Increased competition is likely to result in price reductions, reduced gross margins and could cause loss of market share, any one of which could seriously harm our business. Competitors vary in size, scope and breadth of the products and services offered.

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

Many of our current and potential competitors in all product areas have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than ours. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in all product areas for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

Our quarterly operating results are likely to fluctuate because of many factors and may cause our stock price to fluctuate.

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ended March 31, 2005, our revenues have ranged from $21.8 million to $29.3 million, and our net results have ranged from $1.2 million of income to a loss of $6.1 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

In certain quarters in the past, our operating results were below the expectations of securities analysts, it is likely that in some future quarter, quarters or year, our operating results again will be below the expectations of securities analysts or investors. When our operating results are below such expectations, the market price of our common stock may decline significantly. In addition to the uncertainties and risks described elsewhere under this “Risk Factors” heading, variations in our operating results will likely be caused by factors related to the operation of our business, including, but not limited to:

•	Variations in the timing and size of orders for our broadband equipment products;

•	Increased price competition for our broadband equipment products;

•	Our ability to license, and the timing of licenses, of our broadband software and services;

•	The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband equipment as a percentage of our total revenues and increased sales of lower margin residential-class ADSL products within our family of broadband equipment;

•	The price and availability of components for our broadband equipment; and

•	The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements.

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

All of our broadband equipment products rely on special semiconductor chips that we purchase from fewer than five suppliers. We do not have volume purchase contracts with any of our suppliers and they could cease selling to us at any time. In addition, our suppliers change their selling prices frequently in response to market trends, which may include increased demand industry-wide. Because we generally have been unable to pass component price increases along to our customers, our gross margins and operating results have been harmed as a result of component price increases. If we are unable to obtain a sufficient quantity of these semiconductor chips in a timely manner for any reason, sales of our broadband equipment products could be delayed or halted. Further, we could also be forced to redesign our broadband equipment products and qualify new suppliers of semiconductor chip sets. The resulting stoppage or delay in selling our products and the expense of redesigning our products would adversely affect our business.

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

Our Netopia Broadband Server (NBBS) software platform enables network operations centers of broadband service providers the ability to remotely manage, support, and troubleshoot installed broadband gateways, thereby providing the potential for reducing support costs. We believe that NBBS can assist us in differentiating our products and services from those of our competitors. However, NBBS is a relatively new product that to date has not generated significant revenues, and we cannot provide any assurance that NBBS will be widely adopted by the customers to whom we are marketing it. In addition, we cannot provide any assurance that when and if deployed in mass scale, NBBS will perform as expected or that it has no hidden bugs or defects.

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

We expect that sales of our broadband equipment may account for a larger percentage of our total revenues in future periods. Because our broadband equipment products are sold at lower gross margins than our broadband software and services products, and sales volumes of our lower margin residential-class DSL products are increasing, our overall gross margins will likely decrease. Further, we expect that the market for broadband equipment will remain highly competitive and as a result, we will continue to lower the prices we charge for our broadband equipment. If the average selling price of our broadband equipment continues to decline faster than our ability to realize lower manufacturing and product costs, our gross margins related to such products, as well as our overall gross margins, are likely to decline.

Our revenues may not grow and we may incur greater losses if we cannot successfully sell our broadband software and services products. We derive a substantial portion of the recurring revenues from our broadband software and services products from a small number of large customers.

The majority of our broadband software and services revenues are derived from the sale of software products for corporate help desks, mostly Timbuktu. For the three months ended March 31, 2005 and the fiscal year ended September 30, 2004, revenues from help desk applications were 66% and 70%, respectively, of total revenues for our broadband software and services products. We anticipate that the market for Timbuktu may continue to decline or grow more slowly than the market for our other broadband software products and services. We also have not generated significant revenues to date from the NBBS software platform. In addition, we rely on a small number of licensees to promote the use of our broadband software and services for building web sites and stores. As a result, we derive the majority of the recurring revenues from our broadband software and services products from fewer than five customers. The extent and nature of the promotions by licensees of our broadband software and services are outside of our control. If licensees of our eSite and eStore software do not successfully promote web sites and stores to their customers, we will not generate continued recurring revenues. If these customers were to choose a competitive platform, this could lead to reduced revenues and adversely impact our results.

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

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark law. We presently have one United States patent issued that relates to our remote control technology incorporated in most of software products. The term of this patent is through August 2010. We also have filed a patent application relating to the design of our Wi-Fi DSL gateways. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information.

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. Although we have not been party to any such litigation, in the future third parties may claim that our current or potential future products infringe their intellectual property. The evaluation and defense of any such claims, with or without merit, could be time-consuming and expensive. Furthermore, such claims could cause product shipment delays or require us to enter into royalty or licensing agreements on financially unattractive terms, which could seriously harm our business.

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

We believe that a small number of stockholders hold a large portion of our common stock. One of our directors owns approximately 3.7% of our common stock outstanding at March 31, 2005. To the extent any of our large stockholders decides to sell substantial amounts of our common stock in the public market over a short period of time, based on the historic trading volumes, we expect the market price of our common stock could fall.

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

The market price of our common stock may fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	Our ability to meet the listing standards and to obtain a relisting of our common stock on The NASDAQ Stock Market or a listing on The NASDAQ SmallCap Market;

•	Variations in our quarterly operating results, including shortfalls in revenues or earnings from securities analysts’ expectations;

•	Changes in securities analysts’ estimates of our financial performance;

•	Changes in market valuations and volatility generally of securities of other companies in our industry;

•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	General conditions in the broadband communications industry.

In recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of affected companies. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future as it has in the past, including fluctuations that are unrelated to our performance. In the past, securities class action litigation has often been brought against a company following periods of volatility in market price of its securities. We have recently experienced significant volatility in the price of our stock. We currently are and may in the future be the target of securities litigation. Securities litigation has resulted and is expected to continue to result in substantial costs and diversion of management’s attention and resources, which could seriously harm our business.

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

Interest Rate Risks

Our potential market interest rate risk for borrowings relates primarily to the rate charged by Silicon Valley Bank under our credit facility, from which we had no borrowings at March 31, 2005. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”) as long as no default or event of default has occurred and is continuing, and as long as we maintain profitability as of the end of each fiscal quarter. If a default or an event of default has occurred and is continuing or we cannot maintain profitability, the interest rate on the credit facility would change to the prime rate plus 0.75% per annum. To the extent interest rates increase and we make borrowings under the credit facility, we would incur increased interest expense.

Foreign Currency Risks

Our exposure to foreign exchange risk relates primarily to sales and corresponding receivables made to international customers whose related transactions are denominated in Euros. We are subject to risks typical of an international business including, but not limited to, differing economic conditions and tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. To minimize the effects of potential short-term fluctuations on our operating result stemming from our exposure to foreign currency changes, we enter into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. In March 2005, we entered into a forward contract to hedge the exposure to changes in the fair value of our accounts receivable for March 2005, which were denominated in Euros. Our currency exchange contracts typically have a maturity of less than three months.

The table below presents the carrying value, in United States dollars, of accounts receivables denominated in Euros at March 31, 2005 and 2004. The accounts receivables at March 31, 2005 were valued at the United States/Euro exchange rate on March 31, 2005 and the accounts receivables at March 31, 2004 were valued at the United States/Euro exchange rate on March 31, 2004. The carrying values approximate fair value at March 31, 2005 and 2004.

	2005		2004
Three Months Ended March 31,	Carrying amounts	Exchange rate	Carrying amounts	Exchange rate
Principal (notional) amounts in United States Dollars:
Accounts receivable denominated in Euros	$3,364	1.2916	$2,747	1.2178

As of March 31, 2005, the Company had entered into a foreign currency forward contract that has the effect of fixing the exchange rate on Euro 900,000 at $1.3117 until the April 29, 2005 settlement date.

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

Changes in internal controls

During the three months ended March 31, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As described in greater detail in the 2004 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we restated our financial statements for the fiscal years ended September 30, 2002 and 2003, and our interim financial statements for the fiscal quarters ended December 31, 2003 and March 31, 2004. As a result of the Internal Accounting Review commenced in July 2004, we filed the Forms 10-Q for the third fiscal quarter ended June 30, 2004 and the 2004 10-K on February 1, 2005, which was later than the designated filing deadlines.

In response to the matters discovered in connection with the Internal Accounting Review, we have taken, and will continue to take, steps to strengthen control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in the restatement of prior period financial statements. With respect to such identified weaknesses, we intend to continue to improve our internal controls and procedures by taking the additional following steps, among others:

•	Making changes in our personnel, including the appointment of a new senior sales executive and a new Chief Financial Officer;

•	Continuing to improve the quality and experience of in-house finance personnel with extensive software revenue recognition experience;

•	Conducting and continuing to develop internal training programs for affected employees on applicable policies and procedures and sending finance personnel to external training and continuing education programs; and

•	Continuing to improve the operational procedures for software transactions to ensure that proper documentation has been prepared and approved prior to recording revenue in accordance with the principles of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended.

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

ITEM 4A.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 18, 2005, we held our Annual Stockholder Meeting in Emeryville, California. At the Annual Stockholder Meeting, the stockholders voted on the following proposals:

1.	To elect six (6) directors to serve until the 2006 Annual Stockholder Meeting or until their successors have been elected and qualified or until their earlier resignation, death or removal;

2.	To approve our 2005 Employee Stock Purchase Plan and to authorize 1,225,000 shares of Common Stock for issuance under the plan; and

3.	To ratify the appointment of Burr, Pilger & Mayer LLP as our independent auditors for the fiscal year ending September 30, 2005.

The votes cast for, against or withheld, as well as the number of abstentions, is set forth below as to each matter voted upon at the meeting:

	For	Withheld	Against	Abstain
Item 1:
Election of Directors
Harold S. Wills	22,029,665	765,926
Alan B. Lekof	22,173,434	622,157
Reese M. Jones	21,776,910	1,018,681
Robert Lee	22,121,073	674,518
David F. Marquardt	22,024,454	771,137
Howard T. Slayen	22,017,226	778,365

Item 2:
Approval of Employee Stock Purchase Plan	6,056,931		1,706,849	153,389

Item 3:
Ratify Appointment of Independent Auditors	22,650,530		95,431	39,630

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On October 29, 2004, we were advised by the Securities and Exchange Commission that an informal inquiry previously commenced by the Securities and Exchange Commission had become the subject of a formal order of investigation. This investigation is to determine whether the federal securities laws have been violated. We cooperated fully with the informal inquiry, and we are cooperating fully with the formal investigation. Responding to the formal investigation by the SEC has required and will likely continue to require significant attention and resources of management. If the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations.

In April 2005, we learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation.

In January 2005, we were notified by the Occupational Health and Safety Administration (OSHA) that Netopia was named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees allege the Company terminated them in retaliation for their participation in the Internal Accounting Review conducted by the audit committee. We filed a response to the complaint on January 21, 2005 with OSHA. (The Internal Accounting Review is described in greater detail in the 2004 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.) OSHA is investigating to determine whether it will pursue this matter. We believe that we have strong defenses and intend to defend the complaint vigorously.

In February 2005, we were served with a complaint filed in the County Court of Dallas County, Texas by the two former employees who filed the OSHA administrative complaint described above. The complaint names the Company and Alan Lefkof as defendants, and asserts claims for defamation and breach of contract. We have removed the case to the United States District Court for the Northern District of Texas, Dallas Division. We believe that we have strong defenses to the claims asserted in the complaint. We intend to defend the cases vigorously.

Defending against the government investigations and the private securities class action and derivative actions will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigations and the private securities class action and derivative actions to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for any legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

In addition to the lawsuits described above, from time to time we are involved in other litigation or disputes that are incidental to the conduct of our business. We are not party to any such other incidental litigation or dispute that in our opinion is likely to seriously harm our business.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) We filed the following Current Reports on Form 8-K during the three months ended March 31, 2005:

•	On February 1, 2005, we filed a Current Report on Form 8-K, reporting Items 2.02 and 9.01, reporting our financial results for our fourth fiscal quarter and fiscal year ended September 30, 2004, as well as certain other information.

•	On February 9, 2005, we filed a Current Report on Form 8-K, reporting Items 2.02 and 9.01, reporting our financial results for our first fiscal quarter ended December 31, 2004, as well as certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	NETOPIA, INC. (Registrant)

	By:	/s/ Alan B. Lefkof
Alan B. Lefkof
President and Chief Executive Officer

	By:	/s/ Mark H. Perry
Mark H. Perry
Interim Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)