Form 10-Q
period 2005-06-30
NETOPIA INC
filed 2005-08-09
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☑     No ☐

As of August 5, 2005, there were 25,241,431 shares of the Registrant’s common stock outstanding.

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

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETOPIA, INC.

Condensed Consolidated Balance Sheets

	June 30, 2005 (Unaudited)	September 30, 2004 (1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$22,825	$23,973
Trade accounts receivable, net of allowances for doubtful accounts of $81 and $111, respectively	18,345	17,812
Inventories	5,543	6,280
Prepaid expenses and other current assets	975	1,226

Total current assets	47,688	49,291
Furniture, fixtures and equipment, net	2,631	2,694
Acquired technology and other intangible assets, net	2,781	4,016
Goodwill	1,668	1,668
Long-term investments	1,032	1,032
Deposits and other assets	525	886

TOTAL ASSETS	56,325	59,587

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	13,109	9,827
Accrued compensation	2,300	2,582
Accrued liabilities	2,438	3,806
Deferred revenue	1,354	1,679
Current portion of borrowings under term loans	—	104
Other current liabilities	65	53

Total current liabilities	19,266	18,051
Long-term liabilities:
Other long-term liabilities	389	406

Total liabilities	19,655	18,457

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 25,225,223 and 24,717,503 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	167,598	166,270
Other Comprehensive Income (loss)	(3)	—
Accumulated deficit	(130,925)	(125,140)

Total stockholders’ equity	36,670	41,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,325	$59,587

(1)	Derived from the audited consolidated balance sheet dated September 30, 2004 included in the 2004 10-K.

See accompanying notes to Condensed Consolidated Financial Statements.

NETOPIA, INC.

Condensed Consolidated Statements of Operations

Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004 (1)
	(in thousands, except per share amount)
REVENUES:
Broadband equipment	$25,103	$21,891	$73,547	$63,426
Broadband software and services	2,726	3,543	8,823	12,074

Total revenues	27,829	25,434	82,370	75,500

COST OF REVENUES:
Broadband equipment	18,655	16,757	54,907	45,780
Broadband software and services	489	267	1,139	706
Amortization of acquired technology	300	300	900	900

Total cost of revenues	19,444	17,324	56,946	47,386

GROSS PROFIT	8,385	8,110	25,424	28,114
OPERATING EXPENSES:
Research and development	3,400	3,846	10,009	11,854
Selling and marketing	4,582	5,199	14,249	15,262
General and administrative	2,561	1,184	6,785	3,591
Amortization of intangible assets	86	86	259	259
Restructuring costs	—	—	98	—

Total operating expenses	10,629	10,315	31,400	30,966

OPERATING LOSS	(2,244)	(2,205)	(5,976)	(2,852)
Other income (expense), net	(44)	(52)	259	193
Provision for income taxes	24	19	68	65
NET LOSS	$(2,312)	$(2,276)	$(5,785)	$(2,724)

Per share data, net loss:
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.23)	$(0.12)
Common shares used in the per share calculations	25,215	24,033	25,000	23,247

(1)	See the 2004 10-K for a description of the restatements of financial results for prior periods.

See accompanying notes to Condensed Consolidated Financial Statements.

NETOPIA, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended June 30,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,785)	$(2,724)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,695	3,344
Changes in allowance for doubtful accounts	(30)	(79)
Cumulative translation adjustment	(3)	—
Restructure costs	(459)	—
Charge for impairment of capitalize software costs	99	—
Changes in operating assets and liabilities:
Trade accounts receivable	(503)	(155)
Inventories	737	(3,208)
Prepaid & other current assets	251	(20)
Deposits and other assets	9	72
Accounts payable and accrued liabilities	3,021	(1,220)
Deferred revenue	(325)	(114)
Other liabilities	(935)	(504)

Net cash used in operating activities	(1,228)	(4,608)

Cash flow from investing activities:
Purchase of furniture, fixtures and equipment	(1,151)	(1,296)
Acquisition of intangibles	—	(300)
Acquisition of business	—	(146)

Net cash used in investing activities	(1,151)	(1,742)

Cash flow from financing activities:
Repayments of term loans	(104)	(188)
Proceeds from the issuance of common stock	1,335	7,865

Net cash provided by financing activities	1,231	7,677

Net increase (decrease) in cash and cash equivalents	(1,148)	1,327
Cash and cash equivalents, beginning of period	23,973	22,208

Cash and cash equivalents, end of period	$22,825	$23,535

See accompanying notes to Condensed Consolidated Financial Statements.

NETOPIA, INC.

Notes to Condensed Consolidated Financial Statements

(1)	The Company

Netopia, Inc. (“Netopia”, the “Company” or “we”) develops and markets broadband customer premise equipment, remote management software and broadband services.

Our broadband equipment includes a family of telecommunications carrier-class broadband customer premise equipment, including modems, routers and gateways (collectively referred to as “gateways”), and related accessories, including wireless (Wi-Fi) adapters. Our gateways provide a link between telecommunication carrier’s lines and residential and distributed business networks. The gateways provide functionality, including converting electronic and analog signals to digital communication, network routing, and wired and wireless networked connectivity for simultaneous voice, video, data and other applications.

Our products provide broadband solutions to our customers, the largest of which are telecommunication carriers and Internet Service Providers, for the delivery of broadband services to their residential and business-class customers. Our solutions enable carriers and broadband service providers to (i) deliver our feature-rich gateways to their customers, (ii) utilize our software that allows remote management of equipment located at their customers’ premises in order to reduce customer support costs, and (iii) provide value added services, including combined voice, video and data services (commonly referred to as “triple-play” services).

Our remote management software products enable remote control, monitoring and service provisioning of broadband equipment, networked devices such as set top boxes and Web cams, as well as the personal computers with which they interact. Our software solutions are designed to meet the requirements of a full range of users: individual-to-individual, carrier-to-customer, and help desk-to-users.

Our broadband services include Wi-Fi hot spots for local and nationwide networks of small venues, web site and remote control hosting, retail broadband point-of-sale services and parental controls.

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

The Company’s calculations were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

Three Months Ended June 30,	2005	2004
Expected life (in years)	3.23	3.23
Expected volatility	354%	313%
Risk-free interest rate	3.67	3.16
Expected dividend yield	—	—

Under the Employee Stock Purchase Plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted were estimated at the date of grant using the following weighted average assumptions:

Three Months Ended June 30,	2005	2004
Expected life (in years)	2	2
Expected volatility	221%	133%
Risk-free interest rate	3.66	2.70
Expected dividend yield	—	—

The following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value defined by SFAS No. 123 for all granted stock-based awards:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(2,312)	$(2,276)	$(5,785)	$(2,724)
Add: Total stock-based employee compensation expense included in the determination of net loss, as reported	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	1,152	1,707	3,735	4,970

Net loss, pro forma	$(3,464)	$(3,983)	$(9,520)	$(7,694)

Basic and diluted net loss per share – As reported	$(0.09)	$(0.09)	$(0.23)	$(0.12)
Basic and diluted net loss per share – Pro Forma	$(0.14)	$(0.17)	$(0.38)	$(0.33)

The Black-Scholes Single Option weighted average fair value of employee stock options granted during the three months ended June 30, 2005 and 2004 was $3.46 and $5.78, respectively. The Black-Scholes Single Option weighted average fair value of employee stock options granted during the nine months ended June 30, 2005 and 2004 was $3.18 and $8.43, respectively.

The following table summarizes activity under the Company’s stock option plans:

Stock options	Shares under Options	Weighted average exercise price
Outstanding as of September 30, 2004	5,971,110	$4.59
Options granted	449,000	2.74
Options exercised	(71,110)	1.61
Options cancelled	(817,234)	4.86

Outstanding as of December 31, 2004	5,531,766	4.44
Options granted	197,500	3.39
Options exercised	(152,080)	3.00
Options cancelled	(179,659)	5.19

Outstanding as of March 31, 2005	5,397,527	4.41
Options granted	562,000	3.46
Options exercised	(22,879)	1.54
Options cancelled	(163,909)	3.90

Outstanding as of June 30, 2005	5,772,739	4.35

Exercisable	3,830,465	$4.71

(3)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows at June 30, 2005 and for all periods presented. The results of operations for the three- and nine-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005 (“fiscal year 2005”).

Estimates: The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, sales reserves, inventory write-downs, customer support service accruals, warranty obligations, depreciation and amortization, contingencies and potential asset impairment of investments, intangible assets, goodwill and other assets. Actual results could differ from estimates.

Cash and Cash equivalents: The Company records all investments with a maturity of less than 90 days as cash equivalents.

(4)	Inventories

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories were as follows:

	June 30, 2005	September 30, 2004
	(in thousands)
Raw materials	$1,318	$1,595
Work in process	47	448
Finished goods	4,178	4,237

Inventories, net	$5,543	$6,280

(5)	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 has had nor will have a material impact on our consolidated financial statements.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as guidance related to share-based payment transactions with non-employees, expected volatility, expected term and the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

(6)	Goodwill and Other Intangible Assets

The Company’s intangible assets at June 30, 2005 consist of goodwill acquired in connection with the acquisitions of JadeSail and WebOrder, which the Company is not amortizing, and other intangible assets acquired in connection with the acquisitions of JadeSail and Cayman, which the Company is amortizing on a straight-line basis over the estimated useful lives.

Goodwill as of June 30, 2005 and September 30, 2004 was maintained in our broadband software and services segment as follows:

	Acquisition date	Goodwill
		(in thousands)
JadeSail	Oct-03	$1,149
WebOrder	Mar-00	519

Total Goodwill		$1,668

Acquired intangible assets are amortized over their estimated useful lives, which range from three to five years. The carrying amounts and amortization expense by segment of the acquired intangible assets as of June 30, 2005 and September 30, 2004 are as follows:

	Estimated Life	Acquisition date	Balance at September 30, 2004	Amortization expense	Balance at June 30, 2005
	(in thousands)
Broadband equipment:
Acquired technology	5.0 years	Oct-03	$197	$(37)	$160
Acquired technology	5.4 years	Oct-01	3,234	(865)	2,369
Sales channel relationships	5.4 years	Oct-01	345	(259)	86

Subtotal			3,776	(1,161)	2,615
Broadband software and services:
Marketing license	3.0 years	Mar-04	240	(74)	166

Subtotal			240	(74)	166

Total Other Intangibles			$4,016	$(1,235)	$2,781

The total expected future amortization related to intangible assets as follows:

(In thousands)	Amortization
Fiscal Year 2005*	$412
Fiscal Year 2006	1,646
Fiscal Year 2007	674
Fiscal Year 2008	49

Totals	$2,781

*	Represents amortization expense for the remaining three months of fiscal year 2005.

(7)	Per Share Calculations

Basic net loss per share is calculated from the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated from the weighted average number of shares of common stock outstanding during the period plus potential dilutive shares from options outstanding using the treasury stock method. All options outstanding have been excluded from the computation of the diluted loss per share for the three and nine months ended June 30, 2005 and 2004, because their effect on the loss per share was anti-dilutive. The following table details the per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(in thousands; except per share amounts)
Calculation of basic and diluted net loss per share:
Net loss	$(2,312)	$(2,276)	$(5,785)	$(2,724)
Weighted average basic and diluted shares outstanding	25,215	24,033	25,000	23,247

Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.23)	$(0.12)

For the three months ended June 30, 2005 and 2004, the computation of diluted loss per share excluded “in the money” options to purchase common stock totaling 365,502 and 2,043,976 shares, respectively.

For the nine months ended June 30, 2005 and 2004, the computation of diluted loss per share excluded “in the money” options to purchase common stock totaling 368,782 and 3,613,129 shares, respectively.

(8)	Segment, Geographic and Significant Customer Information

Segment Information: The Company’s reportable segments are broadband equipment and broadband software and services. The Company evaluates performance based on net revenues and gross profits from operations of these two segments, which are shown below:

	2005			2004
Three months ended June 30,	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
	(in thousands)
Revenue	$25,103	$2,726	$27,829	$21,891	$3,543	$25,434
Cost of revenues	18,655	489	19,144	16,757	267	17,024
Amortization of acquired technology	288	12	300	288	12	300

Gross profit	6,160	2,225	8,385	4,846	3,264	8,110
Gross margin	25%	82%	30%	22%	92%	32%
Unallocated operating expenses	—	—	10,629	—	—	10,315

Operating loss			$(2,244)			$(2,205)

	2005			2004
Nine months ended June 30,	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
	(in thousands)
Revenue	$73,547	$8,823	$82,370	$63,426	$12,074	$75,500
Cost of revenues	54,907	1,139	56,046	45,780	706	46,486
Amortization of acquired technology	864	36	900	864	36	900

Gross profit	17,776	7,648	25,424	16,782	11,332	28,114
Gross margin	24%	87%	31%	26%	94%	37%
Unallocated operating expenses	—	—	31,400	—	—	30,966

Operating loss			$(5,976)			$(2,852)

Geographic Information: The Company sells its products and provides services worldwide through our own sales force, independent distributors and value-added resellers. The Company operates primarily in two regions: the United States and Europe. Revenues outside of the United States are primarily export sales denominated in United States Dollars or Euros. Revenues by geographic regions for the three and nine months ended June 30, 2005 and 2004 are as follows:

	Three months ended June 30,				Nine months ended June 30,
	2005		2004		2005		2004
	(in thousands)
Europe	$10,218	37%	$9,427	37%	$27,627	34%	$29,422	39%
Canada	170	1%	235	1%	691	0%	594	1%
Asia Pacific and other	365	1%	462	2%	1,464	2%	171	0%

Subtotal international revenue	10,753	39%	10,124	40%	29,782	36%	30,187	40%
United States	17,076	61%	15,310	60%	52,588	64%	45,313	60%

Total revenues	$27,829	100%	$25,434	100%	$82,370	100%	$75,500	100%

The Company has no material operating assets outside the United States.

Customer Information: The Company sells its products to incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), distributors, Internet Service Providers (“ISPs”), and end-users. Revenues from customers that accounted for 10% or more of revenue for one or more of the three and nine months ended June 30, 2005 and 2004 follows:

	Three months ended June 30,				Nine Months ended June 30,
	2005		2004		2005		2004
	(in thousands)
Swisscom AG (Swisscom)	$6,372	23%	$3,744	15%	$14,218	17%	$15,436	20%
BellSouth	5,798	21%	2,905	11%	16,918	21%	5,156	7%
Eircom	3,089	11%	1,511	6%	8,403	10%	4,398	6%
SBC Communications, Inc.	2,311	8%	2,781	11%	7,185	9%	7,748	10%

For the three months ended June 30, 2005 and 2004, there were three customers, that each individually represented at least 10% of revenues and in the aggregate, accounted for 55% and 37%, respectively, of total revenues. For the nine months ended June 30, 2005 and 2004, there were three customers and two customers, respectively, that each individually represented at least 10% of revenues and in the aggregate, accounted for 48% and 30%, respectively, of total revenues.

The following table sets forth the accounts receivable balance for customers with balances at June 30, 2005 and 2004, which were at least 10% of the total accounts receivable balance at one or more period end:

June 30,	2005		2004
	(in thousands)
Swisscom AG	$5,941	32%	$3,718	23%
Eircom	2,814	15%	674	4%
BellSouth	2,431	13%	1,920	12%
SBC	1,644	9%	1,586	10%

(9)	Investment in Non-Public Entities

At June 30, 2005 the Company owned 1,850,000 shares of MegaPath Networks, Inc., which represents approximately a 1.8% interest in this private company. MegaPath offers high-speed broadband access to small and medium size businesses. The carrying value of our investment was $1.0 million at June 30, 2005 and was accounted for using the cost method.

During the three months ended June 30, 2005 and 2004, MegaPath purchased $2 thousand and $0.5 million, respectively, of the Company’s products. During the nine months ended June 30, 2005 and 2004, MegaPath purchased $18 thousand and $1.1 million, respectively, of the Company’s products. During the nine months ended June 30, 2005, MegaPath has purchased the Company’s products mostly through an independent distributor, and not directly from the Company.

At June 30, 2004, MegaPath’s accounts receivable with the Company was $0.2 million.

(10)	Restructuring Cost

During our second quarter ending March 31, 2005, the Company recorded a restructuring charge of $98,000, primarily consisting of employee termination costs, wind down costs associated with the closure of a sales office in the Netherlands and additional wind down costs associated with the prior closure of the Germany office in the quarter ended September 30, 2004.

Detail of the remaining liabilities relating to restructuring activities as of June 30, 2005 is as follows:

	Severance and Related Charges	Facilities	Totals
	(in thousands)
Accrued liabilities at September 30, 2004	$473	$27	$500
Amount paid	(423)	(16)	(439)
Accrued liabilities at December 31, 2004	50	11	61
Restructuring charges	52	46	98
Amount paid	(64)	(37)	(101)

Accrued liabilities at March 31, 2005	38	20	58
Amount paid	—	(19)	(19)

Accrued liabilities at June 30, 2005	$38	$1	$39

The total $39,000 accrued liability as of June 30, 2005 is comprised primarily of severance related charges estimated to be paid during the remaining three months of fiscal year 2005.

(11)	Commitments and Contingencies

As of June 30, 2005, we had commitments that consisted of facilities and equipment under operating lease agreements and purchase commitments primarily for inventory. Our purchase commitments relate to component inventory procured by our contract manufacturers on our behalf based on our production orders. We are obligated to purchase such component inventory unless orders are cancelled within agreed upon lead times. As of June 30, 2005, purchase commitments totaled $15.8 million. The following table summarizes future minimum lease payments:

	Fiscal Years
	2005 (a)	2006	2007	2008	2009	Thereafter	Totals
	(In thousands)
Contractual obligation
Property lease obligations	304	1,261	1,294	903	303	204	4,269

(a)	Represents cash commitments for the remaining three months of fiscal year 2005.

(12)	Warranty Liability

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

The following table summarizes the changes in accrued warranty during the three and nine months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Beginning balance	$(138)	$(193)	$(140)	$(200)
Cost of warranty replacements	91	62	220	258
Provision	(86)	36	(213)	(153)

Ending balance	$(133)	$(95)	$(133)	$(95)

(13)	Credit Facility

The Company amended its credit facility agreement with Silicon Valley Bank, effective June 27, 2005. Under the amended credit facility, the credit limit is $10 million, the interest rate is Silicon Valley Bank’s prime rate, the term or maturity date is June 27, 2007, and the facility is subject to certain covenants. Covenants require that the Company maintain an adjusted quick ratio (described below) of 1.25 and the credit facility will be subject to formula based credit limits if the adjusted quick ratio falls below 1.50. Covenants also require the Company to maintain a minimum tangible net worth of $19 million through August 2005; and for subsequent periods the minimum will be reset. The facility is secured by substantially all of the assets of the Company. The adjusted quick ratio is the ratio of (i) the Company’s unrestricted cash, cash equivalents and investments maintained at Silicon Valley Bank plus net receivables to (ii) the Company’s current liabilities plus the outstanding principal amount of any borrowings under the facility less deferred revenues.

The Company may borrow under the credit facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. As of June 30, 2005, we had no outstanding borrowings under the credit facility.

(14)	Other Income (Loss), Net

Other income (loss), net primarily consisted of interest income earned on cash and cash equivalents, interest expense related to the credit facility and term loans, and gains and losses on foreign currency transactions. The following table summarizes other income (loss), net:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Interest income	$137	$42	$338	$134
Interest expense	(10)	(29)	(23)	(17)
Other income (expense)	(171)	(65)	(56)	76

Total other income (loss), net	$(44)	$(52)	$259	$193

(15)	Financial Instruments

To hedge a portion of the Company’s currency risk arising from fluctuations in foreign exchange rates on our Euro-denominated accounts receivables, we use forward rate agreements, which are derivative instruments. The Company’s use of derivative instruments is intended to mitigate the risk of significant balance sheet fluctuations caused by foreign exchange rate movements. We recognize gains and losses resulting from changes in the fair value of derivative instruments in other income (loss), net.

As of June 30, 2005, the Company had entered into a foreign currency forward contract that had the effect of fixing the exchange rate on Euro 1,570,000 at $1.192 through the settlement date in August 2005.

(16)	Comprehensive Loss

The table below presents the comprehensive loss for the three and nine months ended June 30, 2005 and 2004, and includes the translation of our foreign subsidiaries into our reporting currency, the United States Dollar:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(2,312)	$(2,276)	$(5,785)	$(2,724)
Cumulative translation adjustments	17	63	(3)	(8)

Comprehensive income (loss)	$(2,295)	$(2,213)	$(5,788)	$(2,732)

(17)	Litigation

On December 3, 2004, the United States District Court for the Northern District of California issued an order consolidating previously filed purported class action cases under the name In re Netopia, Inc. Securities Litigation, and appointing a lead plaintiff and plaintiff’s counsel. On June 29, 2005, the lead plaintiff filed its consolidated amended complaint. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The consolidated amended complaint alleges that during the purported class period, November 6, 2003 through August 16, 2004, we made false and misleading statements or failed to disclose material facts, and that the market price of our common stock was artificially inflated as a result of such alleged conduct. We believe that we have strong defenses to the claims asserted in the consolidated amended complaint. We intend to defend the case vigorously.

In August 2004, the first of four purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the alleged misstatements described above in connection with the purported class action described above. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. The plaintiffs have not filed their consolidated amended complaint. We believe that we have strong defenses to the claims asserted in the complaints as initially filed. We intend to defend the cases vigorously.

On October 29, 2004, we were advised by the United States Securities and Exchange Commission (“SEC”) that an informal inquiry previously commenced by the SEC had become the subject of a formal order of investigation. This investigation is to determine whether the federal securities laws have been violated. We cooperated fully with the informal inquiry, and we have been cooperating fully with the formal investigation.

On July 22, 2005, we announced that following discussions with the SEC staff, we had made a settlement offer to the SEC to resolve the investigation into our disclosures and accounting practices, primarily related to our restatement of financial statements for the fiscal years ended September 30, 2003 and 2002. Without admitting or denying any wrongdoing, we offered to consent to the entry of an order with respect to violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder. The SEC staff has agreed to recommend that SEC approve the offer of settlement. The proposed settlement is subject to completion of mutually agreeable settlement language and final approval by the SEC.

On July 22, 2005, we also announced that we had learned that the SEC staff has agreed to recommend that the SEC approve an offer of settlement with Alan B. Lefkof, our President and Chief Executive Officer. Mr. Lefkof, without admitting or denying any wrongdoing, offered to consent to the entry of an order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933, as amended, and Rule 13b2-1 promulgated under the Exchange Act, and aiding and abetting our violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20 and 13a-11 promulgated thereunder, in connection with a Report on Form 8-K and exhibit furnished to the SEC on July 6, 2004. The proposed settlement with Mr. Lefkof contemplates a monetary payment. The proposed settlement is subject to completion of mutually agreeable settlement language and final approval by the SEC.

We have been informed that the SEC staff has issued “Wells Notices” to (a) a former chief financial officer, (b) a former senior sales vice president, and (c) a former software sales vice president of the Company. A “Wells Notice” indicates that the SEC staff has made a preliminary decision to recommend that the SEC bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond in writing before the SEC staff makes its formal recommendation on whether the SEC should bring any action.

Responding to the formal order of investigation of the SEC has required significant attention and resources of management. Our proposed settlement described above is subject to final approval by the SEC. In addition, even though we have announced the proposed settlement with the SEC, the investigation by the SEC is ongoing, and may continue to require significant attention and resources. If either we and/or Mr. Lefkof are unable to complete the proposed settlements and the SEC elects to pursue an enforcement action against us and/or Mr. Lefkof, the defense could be costly and require additional management resources. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations.

In April 2005, we learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation.

In January 2005, we were notified by the Occupational Health and Safety Administration (“OSHA”) that we were named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees alleged we terminated them in retaliation for their participation in the internal accounting review conducted by the audit committee in 2004. On May 11, 2005, following its investigation, OSHA advised us that the complaint was determined to have no merit. The complainants subsequently requested a hearing before an Administrative Law Judge to review this determination. The complainants have filed their complaint and we have filed our answer with the Administrative Law Judge. We believe that we have strong defenses and intend to defend the complaint vigorously.

In February 2005, we were served with a complaint by these same two former employees. The complaint names the Company and Alan Lefkof as defendants, and asserts claims for defamation and breach of contract. The case is pending in the United States District Court for the Northern District of Texas, Dallas Division. We believe that we have strong defenses and intend to defend the case vigorously.

Defending against the government investigations, the private securities class action, the derivative actions and other litigation matters described above will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigations and the litigation matters described above to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for any legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

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

Company Overview

We develop and market broadband customer premise equipment, remote management software, and broadband services.

Our products provide broadband solutions to our customers, the largest of which are telecommunication carriers and Internet service providers, for the delivery of broadband services to their residential and business-class customers. Our solutions enable carriers and broadband service providers to (i) deliver our feature-rich broadband modems, routers, and gateways to their customers; (ii) utilize our software that allows remote management of broadband equipment and networked devices located at their customers’ premises, in order to reduce customer support costs; and (iii) provide value added services, including combined voice, video, and data services (commonly referred to as “triple play” services).

Our remote management software platform and related applications enable remote control, monitoring, and service provisioning of broadband equipment, networked devices such as set top boxes (STBs) and Web cams and the personal computers with which they interact. Our software solutions are designed to meet the requirements of a full range of users: individual-to-individual, carrier-to-customer, and help desk-to-user.

Our broadband services include Wi-Fi hot spots for local and nationwide networks of small venues, Web site and remote control hosting, retail broadband point-of-sale services, and parental controls.

Broadband Equipment. Our family of telecommunications carrier-class broadband customer premise equipment includes modems, routers, and gateways (collectively referred to as “gateways”), and related accessories such as Wi-Fi adapters. Our gateways provide a critical link between telecommunication carriers’ lines and residential and distributed business local area networks. The gateway provides critical functionality, including converting electronic and analog signals to digital communication, network routing, and wired and wireless networked connectivity for simultaneous voice, video, data and other applications.

Our gateways connect to carrier lines and enable the transport of broadband, high-speed data over carrier networks including the local copper wires (often referred to as “loop”) and new deployments of fiber-optic networks.

Our gateways serve many carrier network interfaces, including digital subscriber line (ADSL, ADSL2+, Bonded ADSL and VDSL2), Ethernet, and T1. For users’ devices on the LAN-side of our gateways, our products support both wireless (often referred to as Wi-Fi) and Ethernet network connectivity. We are developing products using emerging new technologies such as multimedia over coaxial cable (MoCA and HCNA), and RJ-11 phone wiring (HPNA3).

As carrier-class gateways, our products are designed to deliver high performance, quality of service, excellent reliability, scalability, and affordability, and to be a platform from which carrier and service providers can offer their customers additional broadband services and applications, especially triple play voice, video and data services.

We believe our gateways are differentiated by:

•	Carrier-class, high quality, and high performance;

•	Comprehensive interoperability with leading carrier central office DSL equipment;

•	High performing, high quality common firmware deployed across our broadband gateways;

•	Performance-enhancing wireless technology branded as 3-D Reach® technology, which we believe gives our Wi-Fi products leading wireless range and coverage; and

•	Our quality of service (QoS)-enhancing virtual gateway technology, branded as VGx technology, which provides gateway service segmentation for high quality voice, video, and data services.

Most of our revenues are generated from sales of our DSL gateways to major telecommunication carriers, who, in turn, include our gateways as part of their broadband service offerings to their customers. Our DSL and other broadband gateways are often bundled with virtual private networking (“VPN”) capabilities that allow secure communications over the Internet, firewall protection, parental controls, hot spot access, Web content filtering, and combined voice, video, data, and other services.

During the three months ended June 30, 2005 and 2004, revenue from the sale of our broadband equipment accounted for 90% and 86%, respectively, of our total revenues. During the nine months ended June 30, 2005 and 2004, revenue from the sale of our broadband equipment accounted for 89% and 84%, respectively, of our total revenues. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our gateways and related accessories are classified as “broadband equipment.”

Broadband Software and Services. We offer remote management software, Wi-Fi hot spots for local and nationwide networks of small venues, Web site and remote control hosting, retail broadband point-of-sale services, and parental controls:

•	Remote management software. We offer two principal remote management software solutions: Netopia Broadband Server and Timbuktu®.

•	Our Netopia Broadband Server (“NBBS”) software solution enables carrier-to-customer remote support and management of installed broadband gateways and centralized service delivery (provisioning) for value-added broadband services such as voice, video, data, parental controls, and hot spot access. Utilizing the TR-069 protocol adopted by the DSL Forum as well as other standard methodologies, this solution allows carriers and broadband service providers to provision services and provides support to their customers on a remote basis, which minimizes the cost of installation and broadband service provisioning over the lifetime of the relationship with their customer. NBBS can be leveraged to manage both Netopia gateways and other third party devices. The NBBS platform includes optional modules that perform different functions:

Zero-Touch provisioning for the initial installation of broadband equipment at the customer premises;

Element Management System for ongoing remote provisioning, administration, and support of broadband customer premises equipment and security policies including VPN and firewall management;

Hot Spot Manager for the provisioning, authentication, and management of hot spot venue access; and

Parental Controls for Web content filtering and email and chat management; VPN Policy Manager for the setup and administration of secure VPN-enabled wide area networks (WANs).

•	Timbuktu Pro software provides remote control and computing individual-to-individual and help desk-to-users, for secure remote control of both Mac and Windows personal computers. This solution serves enterprise help desk customers and IT organizations, allowing help desks to provide support and configuration on a remote basis when computer users experience problems or require additional software upgrades for desktop or laptop computers. Remote control of distant computers can use connections over the Internet, local network, or modem-to-modem. The software enables other users to view all, or part of a computer’s screen; file sharing; secure, encrypted connections; and communication by voice intercom, text chat, or instant message. The remote control can be from Mac to PC, or PC to Mac, or across like platforms.

•	Web site and Web store hosting. Our eCommerce solutions provide “no assembly required” Web sites and online stores that we call eSites and eStores, and include a wide variety of vertical market content packages to suit many business needs, from franchisees to sole proprietors.

•	Remote control hosting. For help desks, customer service and call centers, we offer a hosted remote control solution that leverages the core technology of Timbuktu. Marketed as eCare, this hosted service enables customer support agents to support their customers over the Internet through instant Web-enabled, on-demand screen sharing, remote control, chat and diagnostic services.

•	Wireless hot spots. Our Wi-Fi hot spot services provide high-speed Internet access to a venue’s customers and provide venues with a marketing tool that includes customizable log-in pages, the ability to control access to the hot spot, Family Friendly Surfing content controls, and complete e-Commerce solutions.

•	Merchant service. This broadband service is marketed as the Netopia Merchant Success POS Bundle and provides high-speed wireless Internet Protocol (IP) networking solutions for merchants. This secure solution is designed for retail locations and provides merchants with the benefits of faster credit card payment processing and the ability to implement other value-added services, including real-time check and age authorization, gift cards, ATM and lottery machines, and Wi-Fi hot spots.

•	Parental controls. Our parental controls service enables gateway blocking of adult content and supervision of Internet access. This solution enables control of the home Internet network. This protection includes for each identified user: restricting Internet access by time of day; managing e-mail, chat, and instant messaging; filtering Web sites by category, specific site lists, or high bandwidth. Unlike many competitive products, Netopia’s parental controls operate through the gateway, rather than the desktop, which we believe results in a more secure solution.

During the three months ended June 30, 2005 and 2004, revenue from the sale of our broadband software and services accounted for 10% and 14%, respectively, of our total revenues. During the nine months ended June 30, 2005 and 2004, revenue from the sale of our broadband software and services accounted for 11% and 16%, respectively, of our total revenues. When reading our condensed consolidated statement of operations, revenues and cost of revenues related to the sale of our broadband software and solutions are classified as “Broadband software and services.”

We primarily market and sell our products in the United States and in Europe through our sales organization, distributors and value-added resellers. Most of our broadband equipment products are sold to telecommunication carriers and Internet service providers. Our broadband software and services products are generally sold directly to telecommunication carriers and end-users. Our sales channels are summarized below.

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

•	Distributors, including Ingram Micro Inc. and Tech Data Corporation; and

•	Directly to end-users.

We expect the success of our operations to remain substantially dependent upon our ability to develop products that meet the needs of both the residential and business telecommunications markets.

Telecommunications Market Opportunities and Risks

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

The strategies that ILECs are pursuing to modernize their networks include the deployment of all fiber networks and hybrid fiber/copper networks without end-to-end fiber connection by leveraging advanced digital subscriber line technology.

The all fiber network strategy is often referred to as fiber to the premises (“FTTP”). FTTP provides fiber’s high reliability, ease of service provisioning, and almost unlimited bandwidth. The hybrid fiber/copper network strategy is often referred to as fiber to the neighborhood (“FTTN”) or fiber to the curb (“FTTC”). FTTN and FTTC provide sufficient bandwidth to meet the needs of digital video and other applications. FTTN and FTTC requires the use of very-high-speed digital subscriber line (“VDSL”), a new high performance version of DSL for the connection to the premises. The three largest domestic ILECs, SBC Communications, Verizon and BellSouth, all have announced that they are making substantial investments in the expansion of their fiber optic networks to residences. The fiber lines enable the ILECs to offer voice, video and high-speed data over one connection. We currently are developing gateways that could be deployed for these new services.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with

United States generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to the allowance for doubtful accounts, sales reserves, inventory write-downs, customer support service accruals, warranty obligations, depreciation and amortization, contingencies and potential asset impairment of investments, intangible assets, goodwill and other assets. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgments. The Audit Committee of our Board of Directors reviews any changes in our methodology for arriving at our estimates, and discusses the appropriateness of any such changes with management and our independent auditors on a quarterly basis.

You should read our 2004 10-K for information pertaining to our critical accounting policies, which include the following:

•	Revenue recognition;

•	Goodwill;

•	Impairment on long-lives assets, including other intangible assets;

•	Allowance for doubtful accounts; and

•	Excess and obsolete inventory.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of June 30, 2005, our principal sources of liquidity included cash and cash equivalents in the amount of $22.8 million and a credit facility, which was amended and has a credit limit of $10 million. We had no outstanding borrowings against our credit facility at June 30, 2005.

Cash and Cash Equivalents.

	June 30, 2005	September 30, 2004	Decrease
			$	%
	(in thousands)
Cash and cash equivalents	$22,825	$23,973	$(1,148)	-5%

For the nine months ended June 30, 2005, cash and cash equivalents decreased primarily due to the use of cash to fund our operating activities, including increased legal and professional fees incurred in connection with the securities litigation and government investigations related to the restatements of our previously filed financial statements described elsewhere in this Form 10-Q and in the 2004 10-K, and capital equipment purchases.

Net Cash Used in Operating Activities

Net cash used in our operating activities totaled $1.2 million for the nine months ended June 30, 2005, compared to $4.6 million for the nine months ended June 30, 2004. Net cash used in operating activities resulted primarily from a net loss of $5.8 million for the nine months ended June 30, 2005, partially offset by non-cash depreciation and amortization of $2.6 million, which was included in the net loss and the net impact of changes in assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $1.2 million for the nine months ended June 30, 2005, compared to $1.7 million for the nine months ended June 30, 2004. Investing activities for the nine months ended June 30, 2005 consisted of the purchase of capital equipment.

Net Cash Provided by Financing Activities

Net cash provided from financing activities totaled $1.2 million for the nine months ended June 30, 2005, compared to $7.7 million for the nine months ended June 30, 2004. Financing activities primarily consisted of the issuance of common stock upon the exercise of stock options and the issuance of shares of common stock under the Company’s Employee Stock Purchase Plan.

Commitments

As of June 30, 2005, we had commitments that consisted of facilities and equipment under operating lease agreements and purchase commitments primarily for inventory. Our purchase commitments relate to component inventory procured by our contract manufacturers on our behalf based on our production orders. We are obligated to purchase such component inventory unless orders are cancelled within agreed upon lead times. As of June 30, 2005 purchase commitments totaled $15.8 million. The following table summarizes future minimum lease payments:

	Fiscal Years
	2005 (a)	2006	2007	2008	2009	Thereafter	Totals
	(In thousands)
Contractual obligation
Property lease obligations	304	1,261	1,294	903	303	204	4,269

(a)	Represents cash commitments for the remaining three months of fiscal year 2005.

We believe our cash and cash equivalents and cash expected to be generated by our business activities will be sufficient to meet our working capital needs for at least the next twelve months.

Results of Operations for the Three and Nine Months Ended June 30, 2005 and 2004

The table below sets forth certain unaudited financial data. To help understand the data, each item is also shown as a percentage of total revenues along with the dollar and percentage change from the corresponding period in the prior fiscal year. This data has been derived from the Condensed Consolidated Statements of Operations elsewhere in this Form 10-Q and in the 2004 10-K, in which we describe the restatement adjustments for the same period in the prior year. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q and in the 2004 10-K.

					Increase / (Decrease)
Three Months Ended June 30,	2005		2004		$	%
	(in thousands)
REVENUES:
Broadband equipment	$25,103	90%	$21,891	86%	$3,212	15%
Broadband software and service	2,726	10%	3,543	14%	(817)	-23%

Total revenues	27,829	100%	25,434	100%	2,395	9%
GROSS MARGIN:
Broadband equipment	6,160	25%	4,846	22%	1,314	27%
Broadband software and service	2,225	82%	3,264	92%	(1,039)	-32%

Total gross margin	8,385	30%	8,110	32%	275	3%
OPERATING EXPENSES:
Research and development	3,400	12%	3,846	15%	(446)	-12%
Selling and marketing	4,582	16%	5,199	20%	(617)	-12%
General and administrative	2,561	9%	1,184	5%	1,377	116%
Amortization of intangible assets	86	0%	86	0%	—	0%

Total operating expenses	10,629	38%	10,315	41%	314	3%
Operating loss	(2,244)	-8%	(2,205)	-9%	(39)	2%

					Increase / (Decrease)
Nine Months Ended June 30,	2005		2004		$	%
	(in thousands)
REVENUES:
Broadband equipment	$73,547	89%	$63,426	84%	$10,121	16%
Broadband software and service	8,823	11%	12,074	16%	(3,251)	-27%

Total revenues	82,370	100%	75,500	100%	6,870	9%
GROSS MARGIN:
Broadband equipment	17,776	24%	16,782	26%	994	6%
Broadband software and service	7,648	87%	11,332	94%	(3,684)	-33%

Total gross margin	25,424	31%	28,114	37%	(2,690)	-10%
OPERATING EXPENSES:
Research and development	10,009	12%	11,854	16%	(1,845)	-16%
Selling and marketing	14,249	17%	15,262	20%	(1,013)	-7%
General and administrative	6,785	8%	3,591	5%	3,194	89%
Amortization of intangible assets	259	0%	259	0%	—	0%
Restructuring costs	98	0%	—	0%	98	100%

Total operating expenses	31,400	38%	30,966	41%	434	1%
Operating loss	(5,976)	-7%	(2,852)	-4%	(3,124)	110%

REVENUES

Total revenues for the three months ended June 30, 2005 increased from the three months ended June 30, 2004 to $27.8 million or 9% from $25.4 million due to a $3.2 million or 15% increase in revenues from the sale of our broadband equipment products partially offset by an $817,000 or 23% decrease in revenues from our broadband software and services. Total revenues for the nine months ended June 30, 2005 increased from the nine months ended June 30, 2004 to $82.4 million, up 9% from $75.5 million due to a $10.1 million or 16% increase in revenues from the sale of our broadband equipment products offset by $3.3 million or 27% decrease in revenues from our broadband software and services.

Broadband equipment revenues increased for the three and nine months ended June 30, 2005 compared with the same period for the prior year by 15% and 16%, respectively. These increases reflected increased unit sales of residential-class ADSL products and accessories, which typically sell at lower average selling prices than business-class products.

Broadband software and services revenues decreased for the three and nine months ended June 30, 2005 compared with the same periods for the prior year by 23% and 27%, respectively. The decreases were attributable to lower sales of licensed software and associated maintenance service agreements.

Product Volumes and Average Selling Price Information

The following table sets forth for three months ended June 30, 2005 and 2004, volumes and average selling prices, excluding accessories, of our broadband equipment products.

Three months ended June 30,	2005	2004
Product volumes	276,000	237,000
Average selling prices	$83	$89

Nine months ended June 30,	2005	2004
Product volumes	830,000	711,000
Average selling prices	$83	$88

Gross Margin

The decreases in gross margins in the three and nine month periods ended June 30, 2005 compared with the corresponding period of the prior fiscal year were primarily the result of lower broadband software and services revenue, which have substantially higher gross margins than broadband equipment.

During the nine months ended June 30, 2005, we increased our accrual for the estimated cost to provide customer support by $730,000, of which $415,000 was accrued in the three months ended June 30, 2005. These estimated costs are related to our practice of providing ongoing customer support services through our call center. Approximately 90% of these costs related to our broadband equipment segment and 10% related to broadband software and services segment.

Broadband equipment. The broadband equipment gross margin increased for the three months ended June 30, 2005 to 25% from 22% for the same period for the prior year as a result of lower average unit costs. The broadband equipment gross margin decreased for the nine months ended June 30, 2005 to 24% from 26% for the same period in the prior year primarily as a result of decreased average selling prices. The lower average selling prices reflected a mix shift toward residential-class products, which have lower average selling prices and lower margins than business-class products.

Broadband software and services. The broadband software and services gross margin decreased for the three months ended June 30, 2005 to 82% from 92% for the same period for the prior year and decreased for the nine months ended June 30, 2005 to 87% from 94% compared with the same period for the prior year. The decrease in broadband software and services gross margins primarily reflected lower software revenue with no decrease in the related cost of revenue.

OPERATING EXPENSES

Research and Development. Research and development (“R&D”) expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead. The decrease for the three and nine months ended June 30, 2005 compared to the same periods in the prior year was primarily attributable to reduced compensation costs following our consolidation of certain R&D activities in the prior year.

We expect to continue to allocate substantial resources to product and technological development as a percentage of revenue, and R&D expenses may increase in the future.

Selling and Marketing. Selling and marketing expenses consist primarily of salary and commission expenses for our sales force and related travel expenses and advertising and promotional expenses. The decrease for the three and nine months ended June 30, 2005 compared to the same periods in the prior year was primarily the result of increased allocation of costs to cost of revenues.

We expect that selling and marketing expenses will remain near current levels for the remainder of the current fiscal year, and will fluctuate largely as a result of commission expenses and advertising and marketing initiatives that are related to increases or decreases in sales.

General and Administrative. General and administrative (“G&A”) expenses consist primarily of employee related expenses, legal and accounting fees, and insurance costs. The increase in G&A expenses for the three and nine months ended June 30, 2005 compared to the same periods in the prior year was primarily due to increased legal and professional fees incurred in connection with the securities litigation and government investigations related to the restatements of our previously filed financial statements described elsewhere in this Form 10-Q.

We anticipate that G&A expenses may remain at these levels for the remainder of the fiscal year ended September 30, 2005 as a result of the ongoing legal expenses related to the securities litigation and government investigations described elsewhere in this Form 10-Q, as well as increased expenses related to implementation of Section 404 of the Sarbanes-Oxley Act, which requires our management to assess the effectiveness of our internal controls over financial reporting.

Amortization of Other Intangible Assets. For the three and nine months ended June 30, 2005 and 2004, amortization of other intangible assets represents the amortization of intangible assets with identifiable lives related to our acquisitions of Cayman and JadeSail (See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q).

Restructuring Costs. During our second fiscal quarter ended March 31, 2005, we recorded a restructuring charge of $98,000, primarily consisting of employee termination costs and wind down costs associated with the closure of a sales office in the Netherlands and additional wind down costs associated with the prior closure of the Germany development office.

Risk Factors

The risk factors discussed below should be considered carefully in evaluating our business because these factors may have a significant impact on our business, operating results and financial condition. As a result of these risk factors and other risks discussed elsewhere in this Form 10-Q, and the risks discussed in our other filings with the United States Securities and Exchange Commission (“SEC”), our actual results could differ materially from those projected in any forward-looking statements. You should carefully consider all these risks and other information in this report before investing in Netopia. The fact that certain risks are endemic to our industry does not lessen the significance of the risk.

We have a history of losses and negative cash flow. We may incur losses and negative cash flow in the future, which could significantly harm our business.

During the three months ended June 30, 2005, we incurred a net loss of $2.3 million and used approximately $1.2 million of cash for operating activities. We incurred losses from continuing operations of $9.0 million and $8.3 million for the fiscal years ended September 30, 2004 and 2003 respectively, and used $5.2 million and $5.4 million of cash during the fiscal years ended September 30, 2004 and 2003, respectively. Our cash and cash equivalents totaled $22.8 million at June 30, 2005. We may not be able to reach, sustain or increase profitability or generate cash on a quarterly or annual basis, which could significantly harm our business.

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

If we are unable to resolve pending the government investigations, the private securities action, the derivative actions and other litigation related to and arising out of the restatements of our consolidated financial statements for prior periods in a timely and economic manner, our business could be significantly harmed.

We currently are named as a defendant in a consolidated private securities action brought as a purported class action. In addition, there are purported derivative actions pending in state and federal court in California. We also are the subject of a formal order of investigation by the SEC to determine whether the federal securities laws have been violated. We also have learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation by the United States Attorney’s office. Responding to the formal order of investigation of the SEC has required significant attention and resources of management. Although we recently announced a proposed settlement with the SEC, this settlement is subject to final approval by the SEC. In addition, even though we have announced proposed settlements with the SEC and us and Alan B. Lefkof, our President and Chief Executive Officer, the investigation by the SEC is ongoing, and may continue to require significant attention and resources. If we and/or Mr. Lefkof are unable to complete the proposed settlements and the SEC elects to pursue an enforcement action against us and/or Mr. Lefkof, the defense could be costly and require additional management resources. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations. Defending against the government investigations, the private securities class action, the derivative actions and other litigation matters related to the restatements also will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operations. While we have provided notice of the government investigations and the other litigation matters to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and have not reimbursed us for any legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

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

We offer to carriers and service providers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated features and services that we believe can justify higher recurring revenues from end users. These features and services include dial backup, VPNs, remote management and configuration using our NBBS software platform, a parental controls service, and hosting of eSites and eStores. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted. If telecommunications carriers and service providers do not continue to expand their deployments of DSL and other broadband services, our revenues could decline and our business could be significantly harmed.

We expect our revenues to be increasingly dependent on our ability to sell our broadband equipment to ILECs, and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

ILECs have been aggressively marketing DSL services principally focusing on residential services. We have committed resources to expand our sales in the ILEC channel both domestically and internationally. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the difficulty in dislodging competitors whose products are currently being utilized, long-term product deployment cycles and intense price competition. ILECs currently obtain equipment from our competitors, which include 2Wire, Inc., Westell Technologies, Inc., Siemens AG (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation and ZyXEL Communications Co., which have proven to be strong competitors. All of these competitors are larger than us and may have greater financial resources. There is no guarantee we will be successful in expanding our presence in the ILEC market. If we fail to further penetrate the ILEC market for our products and services, our business may be materially and adversely affected.

We expect our revenues to be increasingly dependent on our ability to develop and sell our broadband equipment into the residential broadband gateway market.

Prior to our acquisition of Cayman in October 2001, we developed, marketed and sold broadband equipment products primarily to CLECs and ISPs serving the small business market for DSL Internet connectivity. With our current products and technology, we now are competing for sales of broadband equipment to ILECs serving the residential market. There are numerous risks associated with the residential broadband gateway market including, but not limited to:

•	The ability to design and develop products that meet the needs of the residential market;

•	The ability to market these products successfully to ILECs and to dislodge competitors that are currently supplying residential-class broadband gateways; and

•	Intense price pressure.

If we are unable to increase our sales into the residential broadband gateway market, our business will be materially and adversely affected.

The loss of, or decline in, purchases by one or more of our key customers would result in a significant decline in our revenues and harm our business.

We rely on a small number of customers for a large portion of our revenues. For the three months ended June 30, 2005 and the fiscal year ended September 30, 2004, there were five customers that each individually represented at least 5% of our revenues and in the aggregate, accounted for 70% and 60%, respectively, of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the three months ended June 30, 2005 and the fiscal year ended September 30, 2004, our international sales represented 39% and 44%, respectively, of our total revenues. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband equipment products to certain of our European customers are denominated in Euros. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could result in decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros.

Additional risks associated with international operations could adversely affect our sales and operating results.

Our international operations, which principally are in Europe, are subject to a number of difficulties and special costs, including, but not limited to:

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

In the market for broadband equipment, we primarily compete with 2Wire, Inc., Westell Technologies, Inc., Siemens AG (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation and ZyXEL Communications Co. In the market for our broadband software and services products, we primarily compete with Motive, Inc., 2Wire, Inc., Altiris, Inc., Computer Associates International, Inc., CrossTec Corporation, Expertcity, Inc., LANDesk Software, Inc., Microsoft Corporation and Symantec Corporation.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ended June 30, 2005, our revenues have ranged from $21.8 million to $29.3 million, and our net results have ranged from $1.2 million of income to a loss of $6.1 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

In the quarter ended June 30, 2005 and in certain quarters in the past, our operating results were below the expectations of securities analysts. It is likely that in some future quarter, quarters or year, our operating results again will be below the expectations of securities analysts or investors. When our operating results are below such expectations, the market price of our common stock may decline significantly. In addition to the uncertainties and risks described elsewhere under this “Risk Factors” heading, variations in our operating results will likely be caused by factors related to the operation of our business, including, but not limited to:

•	Variations in the timing and size of orders for our broadband equipment products;

•	Increased price competition for our broadband equipment products;

•	Our ability to license, and the timing of licenses, of our broadband software and services;

•	The mix of products and services and the gross margins associated with such products and services, including the impact of our increased sales of lower margin broadband equipment as a percentage of our total revenues and increased sales of lower margin residential-class ADSL products within our family of broadband equipment;

•	The price and availability of components for our broadband equipment;

•	Foreign currency fluctuations; and

•	The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements.

Other technologies for the broadband gateway market compete with DSL services.

DSL services compete with a variety of different broadband services, including cable, satellite and other wireless technologies. Many of these technologies compete effectively with DSL services. If any technology competing with DSL technology is more reliable, faster, less expensive, reaches more customers or has other advantages over DSL technology, then the demand for our DSL products and services and our revenues and gross margins will decrease. We cannot guarantee that we will be able to develop and introduce products for these competing technologies.

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

Our Netopia Broadband Server (NBBS) software platform enables network operations centers of broadband service providers the ability to remotely manage, support, and troubleshoot installed broadband gateways, thereby providing the potential for reducing support costs. We believe that NBBS can assist us in differentiating our products and services from those of our competitors. However, NBBS is a relatively new product that has required and is expected to continue to require significant investment of development resources and to date has not generated significant revenues, and we cannot provide any assurance that NBBS will be widely adopted by the customers to whom we are marketing it. In addition, we cannot provide any assurance that when and if deployed in mass scale, NBBS will perform as expected or that it has no hidden bugs or defects.

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

The majority of our broadband software and services revenues are derived from the sale of higher margin software products for corporate help desks, mostly Timbuktu. For the three months ended June 30, 2005 and the fiscal year ended September 30, 2004, revenues from help desk applications were 59% and 70%, respectively, of total revenues for our broadband software and services products. We anticipate that the market for Timbuktu may continue to decline or grow more slowly than the market for our other broadband software products and services. We also have not generated significant revenues to date from the NBBS software platform in which we have made and expect to continue to make a significant investment of development resources. In addition, we rely on a small number of licensees to promote the use of our broadband software and services for building web sites and stores. We derive the majority of the recurring revenues from our broadband software and services products from fewer than five customers. The extent and nature of the promotions by licensees of our broadband software and services are outside of our control. If licensees of our eSite and eStore software do not successfully promote web sites and stores to their customers, our recurring revenues may decrease. If these customers were to choose a competitive platform, our recurring revenues would decline and adversely impact our results.

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

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark law. We presently have one United States patent issued that relates to our remote control technology incorporated in most of software products. The term of this patent is through August 2010. We also have filed a patent application relating to the design of our Wi-Fi gateways. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information.

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

Interest Rate Risks

Our potential market interest rate risk for borrowings relates primarily to the rate charged by Silicon Valley Bank under our credit facility, from which we had no borrowings at June 30, 2005. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”). To the extent interest rates increase and we make borrowings under the credit facility, we would incur increased interest expense.

Foreign Currency Risks

Our exposure to foreign exchange risk relates primarily to sales and corresponding receivables made to international customers whose related transactions are denominated in Euros. We are subject to risks typical of an international business including, but not limited to, differing economic conditions and tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. To minimize the effects of potential short-term fluctuations on our operating result stemming from our exposure to foreign currency changes, we enter into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. Our currency exchange contracts typically have maturities of less than three months.

The table below presents the carrying value, in United States dollars, of accounts receivables denominated in Euros at June 30, 2005 and 2004. The accounts receivables at June 30, 2005 were valued at the United States/Euro exchange rate on June 30, 2005 and the accounts receivables at June 30, 2004 were valued at the United States/Euro exchange rate on June 30, 2004. The carrying values approximate fair value at June 30, 2005 and 2004.

	2005		2004
Three Months Ended June 30,	Carrying amounts	Exchange rate	Carrying amounts	Exchange rate
Principal (notional) amounts in United States Dollars:
Accounts receivable denominated in Euros	$3,238	1.2066	$2,437	1.2085

As of June 30, 2005, the Company had entered into a foreign currency forward contract that had the effect of fixing the exchange rate on Euro 1,570,000 at $1.192 through the settlement date in August 2005.

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

Changes in internal controls

During the three months ended June 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As described in greater detail in the 2004 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we restated our financial statements for the fiscal years ended September 30, 2002 and 2003, and our interim financial statements for the fiscal quarters ended December 31, 2003 and June 30, 2004. As a result of the Internal Accounting Review commenced in July 2004, we filed the Forms 10-Q for the third fiscal quarter ended June 30, 2004 and the 2004 10-K on February 1, 2005, which was later than the designated filing deadlines.

In response to the matters discovered in connection with the Internal Accounting Review, we have taken steps, including the appointment of a new senior sales executive and a new Chief Financial Officer, and will continue to take steps to strengthen control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in the restatement of prior period financial statements. With respect to such identified weaknesses, we intend to continue to improve our internal controls and procedures by taking the additional following steps, among others:

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

On December 3, 2004, the United States District Court for the Northern District of California issued an order consolidating previously filed purported class action cases under the name In re Netopia, Inc. Securities Litigation, and appointing a lead plaintiff and plaintiff’s counsel. On June 29, 2005, the lead plaintiff filed its consolidated amended complaint. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The consolidated amended complaint alleges that during the purported class period, November 6, 2003 through August 16, 2004, we made false and misleading statements or failed to disclose material facts, and that the market price of our common stock was artificially inflated as a result of such alleged conduct. We believe that we have strong defenses to the claims asserted in the consolidated amended complaint. We intend to defend the case vigorously.

In August 2004, the first of four purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the alleged misstatements described above in connection with the purported class action described above. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. The plaintiffs have not filed their consolidated amended complaint. We believe that we have strong defenses to the claims asserted in the complaints as initially filed. We intend to defend the cases vigorously.

On October 29, 2004, we were advised by the United States Securities and Exchange Commission (“SEC”) that an informal inquiry previously commenced by the SEC had become the subject of a formal order of investigation. This investigation is to determine whether the federal securities laws have been violated. We cooperated fully with the informal inquiry, and we have been cooperating fully with the formal investigation.

On July 22, 2005, we announced that following discussions with the SEC staff, we had made a settlement offer to the SEC to resolve the investigation into our disclosures and accounting practices, primarily related to our restatement of financial statements for the fiscal years ended September 30, 2003 and 2002. Without admitting or denying any wrongdoing, we offered to consent to the entry of an order with respect to violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder. The SEC staff has agreed to recommend that SEC approve the offer of settlement. The proposed settlement is subject to completion of mutually agreeable settlement language and final approval by the SEC.

On July 22, 2005, we also announced that we had learned that the SEC staff has agreed to recommend that the SEC approve an offer of settlement with Alan B. Lefkof, our President and Chief Executive Officer. Mr. Lefkof, without admitting or denying any wrongdoing, offered to consent to the entry of an order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933, as amended, and Rule 13b2-1 promulgated under the Exchange Act, and aiding and abetting our violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20 and 13a-11 promulgated thereunder, in connection with a Report on Form 8-K and exhibit furnished to the SEC on July 6, 2004. The proposed settlement with Mr. Lefkof contemplates a monetary payment. The proposed settlement is subject to completion of mutually agreeable settlement language and final approval by the SEC.

We have been informed that the SEC staff has issued “Wells Notices” to (a) a former chief financial officer, (b) a former senior sales vice president, and (c) a former software sales vice president of the

Company. A “Wells Notice” indicates that the SEC staff has made a preliminary decision to recommend that the SEC bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond in writing before the SEC staff makes its formal recommendation on whether the SEC should bring any action.

Responding to the formal order of investigation of the SEC has required significant attention and resources of management. Our proposed settlement described above is subject to final approval by the SEC. In addition, even though we have announced the proposed settlement with the SEC, the investigation by the SEC is ongoing, and may continue to require significant attention and resources. If either we and/or Mr. Lefkof are unable to complete the proposed settlements and the SEC elects to pursue an enforcement action against us and/or Mr. Lefkof, the defense could be costly and require additional management resources. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations.

In April 2005, we learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation.

In January 2005, we were notified by the Occupational Health and Safety Administration (“OSHA”) that we were named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees alleged we terminated them in retaliation for their participation in the internal accounting review conducted by the audit committee in 2004. On May 11, 2005, following its investigation, OSHA advised us that the complaint was determined to have no merit. The complainants subsequently requested a hearing before an Administrative Law Judge to review this determination. The complainants have filed their complaint and we have filed our answer with the Administrative Law Judge. We believe that we have strong defenses and intend to defend the complaint vigorously.

In February 2005, we were served with a complaint by these same two former employees. The complaint names the Company and Alan Lefkof as defendants, and asserts claims for defamation and breach of contract. The case is pending in the United States District Court for the Northern District of Texas, Dallas Division. We believe that we have strong defenses and intend to defend the case vigorously.

Defending against the government investigations, the private securities class action, the derivative actions and other litigation matters described above will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigations and the litigation matters described above to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for any legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
10.15	Amendment to Loan Documents entered into between Netopia, Inc. and Silicon Valley Bank as of June 27, 2005

10.16	Amended and Restated Schedule to Loan and Security Agreement entered into between Netopia, Inc. and Silicon Valley Bank as of June 27, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) We filed the following Current Reports on Form 8-K during the three months ended June 30, 2005:

•	On April 11, 2005, we filed a Current Report on Form 8-K, reporting Items 1.01, 5.02 and 9.01, reporting that we had entered into an Amendment to an Employment Agreement with Mark H. Perry, that we had entered into a letter agreement with Charles Constanti, that Mark H. Perry would serve as our Interim Senior Vice President and Chief Financial Officer through May 15, 2005, and that Charles Constanti would serve as our Vice President and Chief Financial Officer effective May 16, 2005, as well as certain other information.

•	On April 18, 2005, we filed a Current Report on Form 8-K, reporting Items 1.01 and 9.01, reporting that we had entered into an Indemnification Agreement and a letter agreement with Charles Constanti, as well as certain other information.

•	On April 26, 2005, we filed a Current Report on Form 8-K, reporting Items 2.02 and 9.01, reporting our financial results for our second fiscal quarter ended March 31, 2005, as well as certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	NETOPIA, INC.
(Registrant)

	By:	/s/ Alan B. Lefkof
Alan B. Lefkof
President and Chief Executive Officer

	By:	/s/ Charles Constanti
Charles Constanti
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)