Form 10-K
period 2005-09-30
NETOPIA INC
filed 2005-12-16
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 per Share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☑

As of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2005, the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold was $77,058,860.

As of December 12, 2005, there were 25,430,320 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Stockholders’ Meeting to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2005, are incorporated by reference into Part III of this Form 10-K where indicated.

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

Overview

We are a developer and provider of high performance broadband customer premises networking equipment and carrier-class software for the remote management of broadband services and equipment. We also develop and provide broadband enabled services and remote management software for enterprises technical support, help-desks and personal computers.

Our broadband equipment includes modems, routers and gateways, and related accessories for use at the premises. Our equipment enables broadband access and services. Our line of equipment includes gateways for advanced high-speed broadband access. DSL technologies and standards used to transmit data over copper lines, including integrated wireless (or Wi-Fi) access, are a technology focus for our equipment. The largest customers for our equipment are telecommunications carriers. These customers deploy our equipment at their broadband customers’ premises, including residences and distributed businesses.

Our management software enables carriers to remotely manage our gateways, as well as gateways from third party suppliers, and to deploy new broadband services. Our software enables broadband service providers and enterprises to remotely respond to service problems and calls and to automate the maintenance of the gateways and broadband services. Our solution also provides for the efficient delivery of value added services. NBBS or Netopia Broadband Server software is the brand name for our remote management software, which we license on both a server license and hosted basis.

We also license and host software for remotely managing networks of personal computers. This software is licensed under the brand names Timbuktu and eCare. eCare is a solution designed for enterprise technical service support and help desks. Our solutions enable remote problem solving and management of distributed desktop or personal computers.

We sell Web site services, including Web site hosting, development, and tools for Web site development. We offer a Hot-Spot solution and service for distributed enterprises, such as restaurants, hotels and other venues that offer wireless Internet access to their customers. We offer a Parental Controls service that provides content filtering and other controls over access to the Internet.

Our broadband equipment is manufactured by outsourcing partners in manufacturing facilities in Thailand, China and Mexico. The components included in our equipment are high-quality industry standard components provided by leading vendors. We work closely with the providers of silicon chips, circuits and switches, antennae and other high-technology components in the development of our products. We develop and maintain the embedded software called firmware included in our equipment.

The markets in which we compete are highly competitive. We continuously strive to make advances and compete based on forward-looking technology and service innovations, superior performance and quality, and by identifying solutions and opportunities for our customers to attract and retain customers, improve productivity, reduce costs, and achieve competitive advantage.

For the fiscal year ended September 30, 2005, we had revenues of $106 million, employed approximately 300 employees and conducted most of our business in North America and Europe.

We make significant ongoing investments in research and development and marketing of broadband equipment, remote management software and broadband enabled services. In addition, over the years we have completed acquisitions, acquiring other companies for technology and customers that we viewed as important to growing our business. We made no acquisitions in fiscal year 2005.

We were incorporated in California in 1986 as Farallon Computing, Inc. In 1996, we were reincorporated in Delaware as Farallon Communications, Inc. In November 1997, we changed our name to Netopia, Inc.

Our Internet address is http://www.netopia.com. Our most recent annual report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”) are available in PDF format through the Investor Relations section of our website. These filings are also available on the SEC website at http://www.sec.gov. The contents of these websites are not intended to be incorporated by reference into this report or in any report or document we file, and our references to these websites are intended to be inactive textual references only.

Our principal executive offices are located at 6001 Shellmound Street, 4th Floor, Emeryville, California 94608, and our telephone number is (510) 420-7400.

Evolving Opportunities and Industry Background

Demand for Broadband Services

The growth and evolution of the Internet, the proliferation of advanced digital media and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain and communicate. The number of online households worldwide is in the hundreds of millions and growing. Of these households, over one hundred million are accessing the Internet through broadband connections. As the Internet has evolved and content rich applications have been developed, consumers and businesses are increasingly opting for access that provides advanced digital media, video, communications and interactive broadband applications, including:

•	Broadcast and high definition television;

•	Internet Protocol television, or IPTV;

•	Video on demand, or VOD;

•	Interactive television;

•	Peer-to-peer file sharing;

•	Sending and receiving advanced digital media such as music, photos and video;

•	Video conferencing;

•	Video surveillance;

•	Streaming video and audio;

•	Online gaming and game hosting;

•	Point of sale services;

•	Business applications including secure virtual private networks, or VPM, for telecommmuters; and

•	Voice over Internet Protocol, or VoIP.

Additionally, users are increasingly creating, interacting with and transmitting advanced digital media. As a result, the ability to send information upstream has become increasingly important along with the ability to receive information downstream. For example, applications such as peer-to-peer file sharing or online gaming have the same high bandwidth requirements for both upstream and downstream transmissions. As data and media files increase in size, we believe users will become increasingly dissatisfied with their existing dial-up connections and first generation broadband technology, which do not maintain sufficient transmission rates for satisfactory delivery of these advanced digital media, video, communications and interactive broadband applications.

The Service Provider Market Opportunity for High-Speed Broadband Services

Historically, telecommunication carriers have used their copper lines primarily for providing basic voice services, commonly referred to as POTS, or plain old telephone service. These telecommunication carriers’ legacy voice revenue is under pressure due to increased competition from cell phone providers, cable operators and other alternative service providers.

Anticipating a significant increase in advanced communications traffic, carriers upgraded their core and metro area networks with millions of miles of high-capacity optical fiber in the 1990s and this upgrade process has continued to the present. However, broadly deploying fiber directly to the end user on the access network to provide high-speed broadband has proven costly and time consuming. As a result, there is disparity between bandwidth in the fiber network and the bandwidth available to the end user. Most Internet users are connected to carriers’ copper lines, a practical means available to the carriers for delivering high-speed broadband services is to utilize their existing copper lines.

In an attempt to meet the growth in demand for Internet access and to supplement their legacy voice revenue, telecommunication service providers have been deploying various generations of broadband technologies in the form of DSL solutions over copper lines. Earlier generations of DSL typically offer transmission rates that are becoming inadequate for providing the bandwidth necessary for advanced digital media, video and communications applications.

In addition, telecommunication carriers and Internet service providers are seeking to offer interactive broadband, including the combination of data, voice and video, or “Triple Play,” services to their subscribers. Interactive broadband provides a richer user experience through the combination of higher upstream and downstream transmission rates, which, together with customizable applications, such as interactive television, provides more personalized services than broadcast-oriented networks. Moreover, more advanced high-speed broadband equipment enables service providers to offer Triple Play and interactive services that may effectively compete with the services currently provided by cable operators.

Telecommunications Market Evolution and Opportunity For Broadband Equipment and Software Providers

We expect that the telecommunications market will continue to evolve quickly in future years as enhanced high-speed broadband technology is deployed and offered to users. This change will require new broadband equipment to be deployed, including new broadband customer premises equipment designed for high-speed broadband services. Service providers also need to manage and support distributed networks of gateways and services. Our goal is to be a leading provider of the customer premises equipment and remote management software required to deploy and manage distributed residential and business networks with high-speed broadband connectivity.

Carriers are responding to competitive challenges in their core voice business, particularly from the cable television network operators, which are beginning to use a bundle of voice, video and high-speed data to gain market share. We expect that carriers will add digital video and other services to their offerings, which already includes voice and high-speed data. Examples of other services include streaming live video, music and pictures.

The strategies that carriers are pursuing to modernize their networks include the deployment of all fiber networks and hybrid fiber/copper networks without end-to-end fiber connection by leveraging advanced digital subscriber line technology.

The all fiber network strategy is often referred to as fiber to the premises (“FTTP”). FTTP provides fiber’s high reliability, ease of service provisioning, and almost unlimited bandwidth. The hybrid fiber/copper network strategy is often referred to as fiber to the neighborhood (“FTTN”) or fiber to the curb. FTTN provides sufficient bandwidth to meet the needs of digital video and other applications. FTTN requires the use of very-high-speed digital subscriber line, or VDSL, a new high performance version of DSL for the connection to the premises. The three largest domestic local exchange carriers, AT&T Corporation (formerly SBC Communications Inc.), Verizon Communications Inc. and BellSouth Corporation, all have announced that they are making substantial investments in the expansion of their fiber optic networks to, or closer to, residences. The fiber lines enable the providers to offer voice, video and high-speed data over one connection. Our gateways and remote management software can be deployed as part of providing and managing these new services.

All these changes will impact the gateway and gateway software management markets in which we compete. For example, as carriers implement FTTP or FTTN and deploy new residential home networking solutions, we may have the opportunity to compete against incumbent suppliers so that carriers achieve the cost and performance requirements for gateways in the modernized network. We are positioning and marketing our products for this evolving market and we expect to compete vigorously to win new and retain existing telecommunication and Internet service provider customers. Attracting new or expanding existing customer relationships could positively benefit our operating performance. Conversely, if we are unable to compete effectively, we could lose existing customer relationships, which could negatively harm our operating performance. Given this evolution and change, we expect the next few years and calendar year 2006 in particular to be a period of intense competition among broadband equipment and remote management software providers with both significant opportunities for growth as well as risk of failure.

Our Strategy

Our objective is to be a leading developer and provider of high performing broadband customer premises networking equipment and remote management software. Our objective is also to be a leading developer and provider broadband enabled services and remote management software for enterprises technical support, help-desks and personal computers.

The principal elements of our strategy are:

Leverage our market and technology positions.    We believe we have achieved a major position in the higher performance broadband customer premises equipment market. Our remote management software has recently been implemented for deployment at BellSouth Corporation. We have a long history of providing remote management solutions for networks of personal computers. Our equipment and software has been deployed by many leading telecommunication carriers, Internet service providers, and business enterprises in the United States and Europe.

We are a proven technology leader. We have shipped millions of gateways, including 1.1 million units shipped in the fiscal year ended September 30, 2005. Our equipment is deployed or being tested by many leading carriers and service providers worldwide. Our five largest customers are BellSouth Corporation, AT&T Corporation (formerly SBC Communications Inc.), Swisscom AG, eircom Group plc and Covad

Communications Group, Inc. Our customers conduct extensive system-level testing and field qualification of gateways over many months to ensure that the gateways meet performance, standards compliance and stability requirements before approval for mass deployment.

We intend to leverage our incumbent position to more broadly meet our customers’ gateway and network management requirements, including their upcoming deployments of higher-speed broadband services using newer technologies such as VDSL2 and ADSL2+ bonding for the management and deployment of triple-play services, such as video on demand. We believe that our close relationships with carriers and service providers provide us with a deep understanding of their needs and enable us to continue to develop customized technology and solutions to meet their requirements. We believe that we have extensive experience in delivering gateways with advanced firmware features, such as quality of service, or QoS, for triple play services, for this class of customers. In addition, we have long standing enterprise relationships for remote management software and we intend to maintain and build upon these relationships. We also intend to try to attract new customers worldwide for our broadband equipment and remote management software.

Pursue strategic relationships.    We may pursue opportunities for strategic relationships that may allow us to accelerate or complement our growth strategy, increase market share in our current markets, broaden our technology and intellectual property and strengthen our customer relationships.

Leverage our technology capabilities to pursue new market opportunities.    We have developed expertise in technologies that are key to high-speed broadband, remote management and broadband related services. We plan to further extend our technology expertise by devoting engineering resources to research and development of our products and solutions as well as by exploring potential technology acquisition opportunities. We intend to use our core technologies and expertise to develop new complementary products that incorporate additional functionality in our gateways, remote management software and broadband enabled services to expand our addressable market.

Gain penetration in broadband enabled services.    As residences and distributed businesses increasingly gain high-speed broadband access, we intend to sell other broadband enabled services, including Hot Spot services; business services, such as point-of-sale solutions; website services, including selling website fulfillment (which is creating websites, hosting websites, and selling tools for individuals and enterprises to build websites) and other new applications.

Expand our geographic presence.    We have a significant United States and European presence. We are adding sales personnel and field engineers in Europe and the United States. We intend to continue to expand our sales team and technical support organization to broaden our customer reach on a global basis, with particular focus on Europe and North and South America. We believe that geographic expansion provides significant potential for additional long-term growth for our company.

Capitalize on our outsourced manufacturing model.    We intend to continue to outsource our manufacturing to multiple reliable outsource manufacturing partners, which minimizes our need for capital investment in manufacturing. We also intend to continue working closely with our third-party outsourcing partners to achieve higher performance and lower cost for our gateways.

Products and Services

Our broadband solutions include broadband equipment, remote management software and broadband enabled services. For the fiscal years ended September 30, 2005 and 2004, revenues from the sale of our broadband equipment accounted for 89% and 85%, respectively, of our total revenues; the balance of revenues was from the sale of software and services.

Our broadband equipment includes modems, routers and gateways for homes and distributed businesses, collectively referred to as gateways. This networking equipment is commonly referred to as customer premises equipment or “CPE” because it resides in the local area network (“LAN”) or the premises side of a telecommunications network. Gateways connect the premises to a communication service provider’s wide area networks (“WAN”). Once connected, our equipment provides various types of connectivity, wired and wireless (“Wi-Fi”) to various types of equipment attached to the gateway, which together form the LAN. Services and attached equipment that pass through and are connected to the gateway might include many combinations, such as data service through an Internet connection to a personal computer, voice service to an Internet Protocol (“IP”) phone, or video service to a digital television. The quality-of-service, commonly referred to as “QoS” is delivered through the firmware imbedded in our equipment.

Our remote management software permits remote management of the broadband equipment and the devices connected at a customer’s premises. Remote management enables a service provider to efficiently and effectively provision services and provide help-desk support to their end-users. The types of services that can be provisioned might include data, voice and video as well as other services that can be delivered through broadband.

We provide remote management software on a licensed or hosted basis. Licensed software is installed by the carrier customer in its own environment. Hosted customers obtain secure access to the software residing in our server network environment.

Broadband Equipment

We offer multiple broadband equipment product lines that are designed to address different segments of the broadband market, from entry-level broadband modems through feature rich high-speed broadband gateways. Service providers can choose from our multiple products based upon the services to be delivered to their customer.

Our gateways connect to carrier lines and enable the transport of broadband, high-speed data over carrier networks including the local copper wires (often referred to as “loop”) and new deployments of fiber-optic networks. We have developed gateways that are designed to achieve the optimal transfer rate that is available from fiber extension over copper network systems based on VDSL2 technology. Our gateways will enable carriers to exploit the benefits of fiber networks using existing copper lines by delivering transmission rates of up to 100 Mbps downstream and 50 Mbps upstream. Our gateways are designed to address this market are branded as MiAVo and utilizes silicon chips designed by Ikanos Communications, Analog Devices, Inc. and Conexant Systems, Inc.

We are introducing gateways that will provide the highest transmission rates achievable over copper telephone lines. These transmission rates enable carriers to deliver advanced digital media, video, communications and interactive broadband applications such as broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming and game hosting and VoIP, as well as traditional telephony services.

Our gateways serve many carrier network interfaces, including many digital subscriber line standards (ADSL, ADSL2+, Bonded ADSL and VDSL2), Ethernet, and T1. For users’ devices on the LAN-side of our gateways, our products support both wireless and Ethernet network connectivity. We are developing products using emerging new technology standards such as multimedia over coaxial cable (MoCA and HPNA3).

As carrier-class gateways, our products are designed to deliver high performance, quality of service, excellent reliability, scalability, and affordability, and to be a platform from which carrier and service providers can offer their customers additional broadband services and applications, especially triple play voice, video and data services.

We believe that our key competitive advantages include our broadband equipment expertise, the high quality and high-performance of our firmware, our technology leadership and experience working directly with carriers in mass deployment of this DSL technology as well as the many vendors that provide systems and equipment for provider systems. Our gateways are deployed by many leading telecommunication and Internet service providers and are also being evaluated by other leading service providers.

Key attributes of our broadband equipment include:

Telecommunications carrier class quality and performance.    Because the performance of gateway is critical to the quality of the experience of the end-user and customer retention, our gateways undergo extensive testing in carrier laboratories prior to deployment. We have a long history of achieving the quality and performance requirements and subsequent deployment to end-users customers of major telecommunication carriers.

High performing, high quality firmware.    We develop and deploy advanced broadband equipment firmware that optimizes many performance characteristics, including:

•	Wired and wireless data throughput or data transfer rate;

•	Wireless reach, which refers to the distance between the gateway and attached devices, such as a personal computer with continuous access and service;

•	Quality of service, or QoS, which is the segmentation of throughput when more than one service is being accessed simultaneously, for example simultaneous data, voice and video services;

•	Security, including advanced virtual private networking, or VPN, which allow secure communication over the Internet; encryption; and firewall protection; and

•	Standards that enable remote management.

Our firmware can be remotely downloaded into our gateways. This capability allows service providers to upgrade their existing systems without having to replace the gateway, thereby enabling providers to protect their investments and reduce costs. In addition, we provide application software that can be used by our customers to facilitate the remote management and updating of gateways.

Broadband gateway offerings:

Residential Gateways

Our residential modems, routers and gateways are designed to allow service providers to deliver revenue-enhancing services to residential subscribers, from high-speed data services alone to “triple play” combined voice, video, and data services.

MiAVo Series Gateways

Designed explicitly for the “triple play” of bandwidth-intensive, quality-sensitive voice, video, and data services, the MiAVo Series consists of VDSL2 gateways for IP and ATM networks, and bonded ADSL2+ gateways that allow providers to bond ADSL2+ lines for double the throughput of standard ADSL2+ networks.

3300 Series Modems and Gateways

The 3300 Series includes gateways with WAN connections that include ADSL, ADSL2+, and Ethernet for use with cable modems or other WAN devices. LAN interfaces include USB, Ethernet, and 3-D Reach Wi-Fi. The 3300-VGx models feature Netopia’s QoS technology to enable delivery of quality-sensitive voice services for “double play” offering of voice and high-speed Internet, while the 3342 Pocket Modem gives providers a highly cost-effective means to provide low-cost high-speed Internet to single-PC households.

2200 Series ADSL2+ Gateways

The 2200 Series ADSL2+ residential gateways enable lower-cost deployments of data or data and voice services, with robust features for diverse LAN connectivity, ease of use, and security. Models include one to four LAN ports with USB and Ethernet connections, and optional 802.11g Wi-Fi.

The following table summarizes our residential gateways:

Product Series	Target Application	WAN Interfaces Supported	LAN Interfaces Supported	Key Features

MiAVo Series	Triple play for VDSL2 and Bonded ADSL2+	• VDSL/VDSL2 • Bonded • ADSL2+	• 4 Ethernet • 802.11g	• High-bandwidth WAN support • VGx QoS

3300 Series 3300-VGx Series	Broadband services, home networking, voice	• ADSL • ADSL2+ • Ethernet	• 1 to 4 Ethernet • USB • 802.11g	• Range of models • Performance

2200 Series	Cost-effective broadband services and home networking	• ADSL2+	• 1 to 4 Ethernet • USB • 802.11g	• Value • Diverse LAN options

Business Routers and Gateways

Our portfolio of business-class broadband equipment has a combination of routing, security, and management features that service providers can use to meet the requirements of small and medium business subscribers and distributed enterprises.

3300 Business Series Routers

The 3300-ENT Series business-class routers are designed for deployment of cable or ADSL/ADSL2+ broadband connectivity in distributed enterprises, while the 3300-VGx routers offer user-friendly features for small-business subscribers. The 3300 Series enables business service providers and enterprises to deliver business-class functionality for small branch office and home office environments.

4500 Series Routers

The 4500 Series business-class routers are designed for cost-effective broadband connectivity using a variety of WAN options, including ADSL, SDSL, IDSL and T1.

4600 Series Routers

The 4600 Series business-class routers combine hardware-based VPN acceleration, built-in software VPN features, an Ethernet switch, and routing and management tools in a single device. Designed for the needs of small, medium, and distributed enterprises, the 4600 Series offers the WAN options of SDSL, IDSL, and T1.

R-Series Routers

The R-Series routers have modular architecture, enabling cost effective upgrades to different WAN connections such as Ethernet or T1. The R-Series is designed to support a wide range of networking options, from analog to Ethernet to T1.

The following table summarizes our business routers and gateways:

Product Series	Target Application	WAN Interfaces Supported	LAN Interfaces Supported	Key Features

3300 Business Series	Broadband services and networking	• ADSL2+ • Ethernet	• 1 to 4 Ethernet • 802.11g	• Diverse LAN options • Wi-Fi option • Multiple VPNs • Security • Manageability

4500 Series	WAN router for many access technologies	• ADSL • SHDSL • SDSL • IDSL • T1	• Single Ethernet	• Diverse WAN options • Multiple VPNs • Security • Manageability

4600 Series	WAN router and networking	• SHDSL • SDSL • IDSL • T1	• 8 Ethernet	• Diverse WAN options • Managed Ethernet switch • Multiple VPNs • Security • Manageability

R-Series	Modular WAN router for many access technologies	• Analog • ISDB • DDS • Serial • T1 • Ethernet	• 4 to 8 Ethernet	• Diverse WAN options • Expandable • 4 to 8-port hubs • Multiple VPNs • Security • Manageability

Accessories

Designed to make Wi-Fi connectivity simple for laptops and desktops, we also sell Wi-Fi PC cards and USB adapters.

Remote Management Software and Broadband Enabled Services

Our remote management software and broadband enabled solutions include remote device management, help desk software, network management, and eCommerce solutions. Our remote control and help desk products were designed to increase the capacity of support organizations with virtual hands-on tools in order to reduce call time and the need for on-site service calls.

We offer two principal remote management software solutions: NBBS (Netopia Broadband Server software) and Timbuktu.

Netopia Broadband Server

Our Netopia Broadband Server, or NBBS, software solution enables carrier-to-customer remote support and management of installed broadband gateways and centralized service delivery (provisioning) for value-added broadband services such as voice, video and data. Utilizing the TR-069 protocol standard adopted by the DSL Forum as well as other standard methodologies, this solution allows carriers and broadband service providers to provision services and provides support to their customers on a remote basis, which can lower the cost of installation and broadband service provisioning over the lifetime of the relationship with their customers. NBBS can manage both Netopia gateways and other third party devices.

Timbuktu

Timbuktu Pro software provides remote control and computing individual-to-individual and help desk-to-users, for secure remote control of both Mac and Windows personal computers. This solution serves enterprise help desk customers and IT organizations, allowing help desks to provide support and configuration on a remote basis when computer users experience problems or require additional software upgrades for desktop or laptop computers. Remote control of distant computers can use connections over the Internet, local network, or modem-to-modem. The software enables other users to view all, or part of a computer’s screen, file sharing, secure encrypted connections and communication by voice intercom, text chat, or instant message. The remote control can be from Mac to PC, or PC to Mac, or across like platforms.

Broadband Enabled Services

Our broadband enabled service offerings (including Web site, help desk, Hot Spot, and parental controls solutions) are designed for enterprises and distributed businesses and are designed to provide carriers and service providers a selection of value-added services capable of generating incremental monthly service revenue opportunities.

Web site and Web Store Hosting

Our eCommerce solutions provide “no assembly required” Web sites and online stores that we call eSites and eStores, and include a wide variety of vertical market content packages to suit many business needs, from franchisees to sole proprietors.

eCare—Remote Control Hosting

Designed for help desks, technical support, customer service and call centers, we offer a hosted remote control solution that uses the remote control technology of Timbuktu. Marketed as eCare, this hosted service enables customer support agents to support their customers over the Internet with Web-enabled desktop remote control, screen sharing, chat as well as trouble ticketing, tracking and diagnostic services. This solution is designed to allow support personnel to provide virtual hands-on support.

Parental Controls

We offer a gateway-based parental controls service that enables gateways to block adult content and supervise Internet access. This solution enables control of the home Internet network and is designed to monitor access to the Internet by user profile at the gateway, regardless of which Internet-capable device is used.

Support Services

Our products and services are complemented by a set of support services and managed services that assist our customers in rapidly deploying our solutions.

Technical Support.    We provide technical support to our customers, including telephone support, and online access to our support personnel and internal technical databases.

Managed Services.    We offer managed services associated with our remote management software and broadband enable services. These services provide customers flexibility in deploying and running their Netopia solutions by offering various levels of hosting, complete solution outsourcing or remote management of our solutions. Our data centers feature dedicated staff and scalable advanced technology infrastructure, high system availability, proactive monitoring and disaster recovery capabilities necessary to operate mission-critical services. Our managed services alternatives allow our customers to realize the benefits of our solution with reduced project risk, complexity and time to market, while simultaneously achieving increased operational efficiency, service and maintenance levels.

Creative Services.    We offer custom website design services for customers who prefer to outsource website design and maintenance, but who want a more cost-effective alternative to traditional web design firms.

Customers

Our largest customers are telecommunications carriers and service providers. They include regional, national, and international telecommunications carriers, as well as Internet Service Providers.

Three customers accounted for 10% or more of revenues in fiscal years 2005 and 2004. Sales to BellSouth Telecommunications, Inc. were approximately 20% and 10% of revenues in fiscal years 2005 and 2004, respectively. Sales to Swisscom AG were approximately 18% and 19% of revenues in fiscal years 2005 and 2004, respectively. Sales to eircom Group plc were approximately 10% of revenues in fiscal year 2005 and less than 10% of revenues in fiscal year 2004. Sales to AT&T Corporation (formerly SBC Communications Inc.) were less than 10% of revenues in fiscal year 2005 and approximately 10% of revenues in fiscal year 2004.

Sales to our top 5 customers accounted for 64% and 53% of revenues in fiscal years 2005 and 2004, respectively.

Sales and Marketing

Our Sales and Marketing organization has primary responsibility for our field sales, relationships with carriers, Internet Service Providers, distributors and resellers, technical sales support, technical services, product management, and marketing. Our field sales force is geographically disbursed within the United States and Europe.

We sell our products to customers in the United States, and other parts of the world, primarily in Europe. Sales to customers in the United States accounted for 64% and 61% of revenues in fiscal years 2005 and 2004, respectively. Sales to customers in Europe accounted for 33% and 36% in fiscal years 2005 and 2004, respectively.

Sales to our largest customers have fluctuated in the past and could fluctuate significantly from quarter to quarter and year to year. Typically customers provide us with purchase orders for units on an as-needed basis. Because our largest customers are significantly larger than, and are able to exert a high degree of influence over, us, they may be able to reschedule or cancel orders without significant penalty. Prior to selling our products to large service providers and organizations, we must undergo lengthy evaluation, approval, and purchase processes.

Backlog

Our backlog at September 30, 2005, the last day of fiscal year 2005 was approximately $7.2 million, compared with backlog of approximately $13.6 million at September 30, 2004. Backlog includes orders confirmed with a purchase order for products scheduled for shipment within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog at any particular date is necessary indicative of actual revenues for any future period.

Research and Development

Our research and development efforts are focused on the development of advanced broadband equipment, related software and remote management software, and other broadband enabled services. We have experienced engineers who have expertise in advanced broadband networking equipment hardware, firmware and systems and remote management software. In addition, we work closely with the research and development teams of our vendors and customers. During fiscal years 2005 and 2004, research and development expense was $13.4 million and $15.8 million, respectively. All of our expenditures for research and development costs in fiscal years 2005 and 2004 have been expensed as incurred. We expect to continue to devote substantial resources to product and technological development.

Many of our products are standards based, particularly broadband equipment and remote management software for broadband equipment. We seek to confirm with industry wide standardization organizations, which include the DSL Forum, the American National Standards Institute in the United States and the European Telecommunications Standards Institute, which are responsible for specifying transmission standards for telecommunications technologies. We incorporate these standards into the design of our products and purchase components based on these standards. Our broadband equipment products depend on semiconductor chips that function according to these standards. Accordingly, our broadband equipment business depends on the availability of semiconductor chips at competitive prices.

The industry in which we compete is subject to rapid technology developments, evolving standards, changes in customer requirements, and new competitor product introductions and enhancements with increasingly higher levels of performance, reliability, and systems compatibility. As a result, the future of our business depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products, to develop or acquire new functionality and features, and to introduce new products that improve performance, enable new services and reduce total cost of ownership. We continuously evaluate changing market needs to provide customers with new broadband equipment and services incorporating new technologies, standards and functionality. In order to achieve these objectives, our management and engineering personnel work with customers to identify and respond to customer needs, as well as with vendors and other corporations on strategic product development. We intend to continue developing products that meet key industry standards and to enable evolving communication service opportunities, particularly Internet protocol services. There can be no assurance that we will be able to successfully develop products to address new customer requirements and technological changes or that our products will achieve market acceptance.

Manufacturing

We primarily employ an outsourced manufacturing strategy that relies on third-party outsourcing manufacturers for manufacturing services. Our third-party outsourcing manufacturers produce our hardware products in factories primarily located in Thailand, China and Mexico. They produce the circuit boards for our broadband equipment and in certain circumstances assemble, package and ship our products directly to our customers. We presently rely on a three outsourcing manufacturers and on many vendors that sell components. The manufacturing processes and procedures are ISO 9001 certified. We have not entered into any significant long terms contracts with any outsourcing manufacturer. The arrangements with our outsourcing manufacturers generally do not commit us to purchase any particular amount or quantities beyond certain amounts covered by orders that we submit covering discrete periods of time. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity, delivery schedules, manufacturing yields and product quality, and cost.

Competition

The markets in which we compete are characterized by rapid technological change, converging technologies, evolving industry standards, evolving customer requirements, price competition and frequent new product introductions. We face significant to intense competition in all areas of our business. Most of our revenues are from the sale of broadband communications equipment and the competition in that market is intense. We must continually anticipate market trends and develop new products that meet the requirements of our customers.

We compete with numerous vendors in each product category. The competition in the broadband equipment market has become increasingly global. Reference designs for customer premises equipment from semiconductor manufacturers have lowered barriers to entry from low-cost manufacturers. As a result, we are seeing more price- focused competitors from Asia, and we anticipate this will continue. However, because of the high standards and exhaustive lab tests performed by major telecommunication carriers, this class of competitor has not been successful to date in selling to our largest customers.

Increased competition may result in price reductions, reduced gross margins and loss of market share, any one of which could harm our business.

In the market for broadband equipment and services, we primarily compete with 2Wire, Inc.; Actiontec Electronics, Inc.; Siemens AG; Thomson Corporation; Westell Technologies, Inc.; and ZyXEL Communications Co., among others.

In the market for our remote management software for broadband services and equipment, we compete primarily with 2Wire, Inc.; Fine Point Technologies, Inc.; Siemens AG; SupportSoft, Inc. and Motive, Inc., among others.

In the market for remote management software for enterprises technical support, help-desks and personal computers, we compete primarily with Altiris, Inc.; Axeda Systems; CrossTec Corporation; Citrix Systems Inc.; LANDesk Software, Inc.; Microsoft Corporation; SupportSoft, Inc.; Symantec Corporation; WebEx and open source software initiatives.

The market for Web site services is highly fragmented with a large number of competitors. Some of the prominent competitors include Interland, Inc.; Hostopia; United Online, Inc; Website Pros, Inc.; and Affinity Internet, Inc.

Many of our competitors in each product area have significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in each product area for various reasons, including lower prices and other incentives that we did not match. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The worldwide telecommunications industry has and is experiencing consolidation, such as the merger of SBC Communications Inc. and AT&T Corporation, and we cannot predict the impact of this consolidation on competition in our markets.

We believe that the principal competitive factors in our markets are:

•	Product feature, functionality and reliability;

•	Proven customer results;

•	Customer service and support;

•	Price and performance;

•	User experience, including ease of installation and use;

•	The ability to timely introduce new products, including products with price-performance advantages and products that respond to customer requirements;

•	The ability to provide value-added features;

•	The ability to reduce product costs;

•	Conformance to standards;

•	Breadth of product line;

•	The loyalty of customers to incumbent suppliers;

•	Brand name recognition; and

•	Strategic alliances.

We cannot provide assurance that we will be able to compete successfully in the future. An inability to successfully compete would seriously harm our business.

We also face competition from customers to whom we sell or with whom we collaborate. For example, our management software manages customer premises equipment manufactured by other vendors, and as a result we must cooperate and at the same time compete with many companies. Balancing cooperation and competition is inherently challenging. Any inability to effectively manage these complicated relationships with customers and strategic partners could have a material adverse effect on our business, operating results, and financial condition and according affect our chances of success.

Intellectual Property and Other Proprietary Rights

Our ability to compete is dependent in part on our proprietary rights and technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We presently have one United States patent issued that relates to the remote control technology in our eCare and Timbuktu software. The term of this patent is through August 2010. We also have filed patent applications relating to the design of our broadband equipment. We generally enter into confidentiality or license agreements with our employees, consultants, resellers, distributors, customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. However, in some instances, we may find it necessary to release our source code to certain parties.

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

Employees

As of November 30, 2005, we employed 297 persons, including 113 in research and development, 60 in sales and marketing, 33 in professional services, 27 in customer service and support, 33 in manufacturing operations, and 31 in general and administrative functions. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be positive.

We depend on key employees and in general our employees are vital to our future performance. Our key management, engineering and other employees are difficult to replace. We do not generally have employment agreement with our employees in the United States. On December 9, 2005, we entered into an employment agreement effective as of October 1, 2005 with Alan B. Lefkof, our President and Chief Executive Officer. We do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Competition for qualified personnel in our industry and geographic location is intense. We believe that our future success depends in part on our continued ability hire, assimilate, and retain qualified personnel. During fiscal year 2005, we believe that we have been successful in recruiting qualified employees, but there can be no assurance that we will continue to be successful in the future.

ITEM 2.	PROPERTIES

The facilities we occupy are generally leased for a term of one to five years. We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. Since our California facilities are located near major earthquake fault lines in the San Francisco Bay area, our business could be seriously harmed in the event of a major earthquake. The following table sets forth our facilities and their related lease terms as of September 30, 2005:

Location	Primary use	Operating segment	Square feet	Lease term	Expires	Renewal option	Renewal term	Renewal commences
Emeryville, California	Headquarters; research and development, selling, marketing, service, general and administrative	Broadband equipment and Broadband software and services	30,438	5 years, 6 months	June 30, 2008	No	n/a	n/a

Chelmsford, Massachusetts	Research and development, customer service	Broadband equipment	7,750	5 years	March 31, 2010	Yes	3 years	April 1, 2010

San Leandro, California	Distribution center	Broadband equipment and Broadband software and services	28,813	5 years	August 27, 2010	No	n/a	n/a

Lawrence, Kansas	Research and development	Broadband software and services	6,858	5 years	June 30, 2010	Yes	3 or 5 years	July 1, 2010

Fremont, California	Research and development	Broadband equipment and Broadband software and services	11,085	5 years	November 30, 2007	Yes	5 years	December 1, 2007

Addison, Texas	Selling	Broadband software and services	4,478	5 years, 6 months	August 31, 2008	Yes	3 years	September 1, 2008

Other (a)	Selling and marketing	Broadband equipment and Broadband software and services	Less than 4,000

(a)	Other office space in Paris, France and Alexandria, Virginia used primarily for sales and marketing activities.

ITEM 3.	LEGAL PROCEEDINGS

On December 3, 2004, the United States District Court for the Northern District of California issued an order consolidating previously filed purported class action cases under the name In re Netopia, Inc. Securities Litigation, and appointing lead plaintiffs and plaintiffs’ counsel. On June 29, 2005, the lead plaintiffs filed their consolidated amended complaint. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The consolidated amended complaint alleges that during the purported class period, November 6, 2003 through August 16, 2004, we made false and misleading statements or failed to disclose material facts, and that the market price of our common stock was artificially inflated as a result of such alleged conduct. We believe that we have strong defenses to the claims asserted in the consolidated amended complaint. We intend to defend the case vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

In August 2004, the first of four purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the alleged misstatements described above in connection with the purported class action described above. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. The plaintiffs have not filed their consolidated amended complaint. We believe that we have strong defenses to the claims asserted in the complaints as initially filed. We intend to defend the cases vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

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

On July 22, 2005, we announced that following discussions with the SEC staff, we had made a settlement offer to the SEC to resolve the investigation into our disclosures and accounting practices, primarily related to our restatement of financial statements for the fiscal years ended September 30, 2003 and 2002. Without admitting or denying any wrongdoing, we offered to consent to the entry of an order with respect to violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder. The SEC staff has agreed to recommend that the SEC approve the offer of settlement. The proposed settlement is subject to completion of mutually agreeable settlement language and final approval by the SEC.

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

In January 2005, we were notified by the Occupational Health and Safety Administration (“OSHA”) that we were named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees alleged that we terminated them in retaliation for their participation in the internal accounting review conducted by the audit committee in 2004. On May 11, 2005, following its investigation, OSHA advised us that the complaint was determined to have no merit. On August 31, 2005, the two former employees refiled these claims in the United States District Court for the Northern District of Texas in an action entitled Frankl v. Netopia et al. The complaint names the Company and certain current and former officers and directors as defendants. The plaintiffs will be filing a motion to stay this action. We believe that our defenses to this action are strong and intend to defend it vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

In February 2005, these same two former employees filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division. The complaint named the Company and Alan Lefkof as defendants, and asserted claims for defamation and breach of contract. The plaintiffs have voluntarily dismissed this action.

Defending against the government investigations, the private securities class action, the derivative actions and other litigation matters described above will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigations and the litigation matters described above to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

We are named as a defendant in an action pending in the United States Bankruptcy Court for the Northern District of California entitled E. Lynn Schoenmann, trustee of NorthPoint Communications, Inc. v. Netopia. In this action commenced on January 11, 2003, the trustee of the bankruptcy estate of NorthPoint Communications, Inc. (“NorthPoint”) is seeking to recover approximately $1.2 million that NorthPoint paid to us within the 90-day preference period before NorthPoint filed for bankruptcy in January 2001. NorthPoint’s trustee is claiming that NorthPoint was insolvent at the time it made these payments, and that therefore the payments are recoverable preferences within the meaning of the Bankruptcy Code. We believe that we have defenses to the claims asserted by NorthPoint’s trustee, and we intend to continue to defend ourselves vigorously. We do not believe that the outcome of this lawsuit is likely to harm our business seriously. We currently cannot estimate the extent of the potential damages in this dispute.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fiscal fourth quarter ended September 30, 2005.

ITEM 4A.	Executive Officers of the Registrant

Our executive officers, and their ages as of December 14, 2005, are as follows:

Name	Age	Position
Alan B. Lefkof	52	President, Chief Executive Officer and Director
Charles Constanti	42	Vice President and Chief Financial Officer
Brooke A. Hauch	57	Senior Vice President, Professional Services
David A. Kadish	53	Senior Vice President, General Counsel and Secretary
Bao T. Nguyen	42	Vice President of Software Engineering
Dano Ybarra	48	Senior Vice President, Sales and Marketing

Alan B. Lefkof.    Mr. Lefkof, President, Chief Executive Officer and Director, joined Netopia as President and a member of the Board of Directors in August 1991 and has been Chief Executive Officer since November 1994. Mr. Lefkof received a B.S. in computer science from the Massachusetts Institute of Technology in 1975 and a M.B.A. from Harvard Business School in 1977.

Charles Constanti.    Mr. Constanti was appointed Chief Finance Officer effective May 16, 2005. From May 2001 to April 2005, Mr. Constanti served as Vice President of Finance and Corporate Controller of Quantum Corporation, for which he earlier served in different accounting and finance positions since January 1997. Mr. Constanti is a certified public accountant and earned a B.S. in Accounting from Binghamton University in 1985.

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

Bao T. Nguyen.    Mr. Nguyen joined Netopia in June 2004 as Vice President of Software Engineering. Prior to joining Netopia, Mr. Nguyen served as Vice President of Software Engineering at 2Wire, Inc. from 2002 to 2004, Vice President of Software Engineering at TCSI, Inc. in 2001, and Vice President of Research & Development at GVN Technologies, Inc. in 2000. Mr. Nguyen received a BSEE degree (Bachelor of Science in Electrical Engineering) from the University of Minnesota in 1987, and a M.B.A. from the University of St. Thomas in 1990.

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

From October 20, 2004 to November 8, 2005, our common stock traded on the National Daily Quotations Journal, often referred to as the “pink sheets,” where subscribing dealers can submit bid and ask prices on a daily basis. On November 9, 2005, our common stock was listed for quotation on the OTC Bulletin Board (OTCBB) System under the symbol NTPA. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities.

The following table sets forth the range of quarterly intra-day high and low sale prices of our common stock for the last two fiscal years ended September 30, 2005 and 2004.

	2005		2004
	High	Low	High	Low
Fourth fiscal quarter ended September 30	$3.51	$2.51	$6.47	$1.74
Third fiscal quarter ended June 30	3.75	2.91	13.85	5.22
Second fiscal quarter ended March 31	4.48	3.15	19.90	11.25
First fiscal quarter ended December 31	3.60	2.09	15.85	6.97

On December 12, 2005, we had 146 stockholders of record and 25,430,320 shares of common stock outstanding. The closing price of our common stock as reported on the OTCBB was $2.58 per share. Historically, we have neither declared nor paid cash dividends on our common stock, and we expect this trend to continue. We maintain stock option plans under which we grant options to purchase our common stock and an Employee Stock Purchase Plan under which our common stock is sold to employees participating in such plans. Additional information with respect to these plans can be found in Note 8 of Notes to Consolidated Financial Statements, which is incorporated herein by reference. We did not repurchase any of our shares of common stock in the fiscal quarter ended September 30, 2005.

The market price of our common stock may fluctuate significantly in response to a number of factors, including the following, some of which are beyond our control:

•	Variations in our quarterly operating results;

•	Changes in securities analysts’ estimates of our financial performance;

•	Changes in market valuations of similar companies;

•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Losses of major customers, major projects with major customers or the failure to complete significant licensing transactions;

•	Additions or departures of key personnel;

•	Developments in ongoing litigation matters and the SEC investigation of us;

•	Our ability to have our common stock listed again on the Nasdaq National Market;

•	Volatility generally of securities of companies in our industry;

•	General conditions in the broadband communications industry, in particular the DSL market, or the domestic and worldwide economies;

•	Decreases or delays in purchases by significant customers;

•	A shortfall in revenues or earnings from securities analysts’ expectations or other announcements by securities analysts;

•	Our ability to protect and exploit our intellectual property or defend against the intellectual property rights of others; and

•	Developments in our relationships with customers, distributors and suppliers.

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

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(in thousands, except per share data)	2005	2004	2003	2002	2001
RESULTS OF OPERATIONS
Revenues	$105,817	$101,335	$84,920	$62,923	$77,318
Business restructuring	40	534	395	482	1,073
Goodwill impairment	—	465	—	9,146	16,375
Loss from continuing operations	(7,133)	(8,809)	(8,865)	(34,276)	(41,712)
Basic and diluted loss per share, continuing operations	$(0.28)	$(0.37)	$(0.45)	$(1.86)	$(2.33)

FINANCIAL POSITION
Cash, cash equivalents and short-term investments	$22,234	$23,973	$22,208	$25,022	$48,996
Assets	56,435	59,587	57,019	58,969	82,712
Debt	—	104	354	4,428	—
Stockholders’ equity	35,872	41,130	39,823	40,038	71,713

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financials Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

Changes to Previously Announced Fourth Fiscal Quarter and Fiscal Year 2005 Results

Subsequent to the November 10, 2005 announcement of our preliminary financial results for fiscal year 2005, we have made certain adjustments to these reported preliminary results. These adjustments resulted in an increase in inventory and accrued liabilities in the amount of $722,000 relating to inventory in-transit to us from one of our outsourcing manufacturing partners. These adjustments had no impact on our Consolidated Statements of Operations.

Overview

We are a developer and provider of high performance broadband customer premises networking equipment and carrier-class software for the remote management of broadband services and equipment. We also develop and provide broadband enabled services and remote management software for enterprises technical support, help-desks and personal computers.

The growth of our revenues to $106 million in fiscal year 2005 from $101 million in the prior fiscal year resulted from increased sales of broadband equipment to our existing customers. In fiscal year 2005, we retained our key broadband equipment customers. We have experienced a decline in our software and service sales, mostly from a decline in license revenue for Timbuktu, our remote management software for personal computers. The decline in the sales of Timbuktu reflected turnover in our software sales group. In the fourth fiscal quarter of fiscal year 2005, we licensed Netopia Broadband Server (NBBS), to BellSouth Telecommunications, Inc. This license of NBBS to BellSouth was part of a multiple element arrangement, and some of the elements of this arrangement were undelivered as of September 30, 2005. As a result, the license revenue was deferred as of September 30, 2005 because not all revenue recognition criteria under generally accepted accounting principles (GAAP) had been satisfied for the undelivered elements.

In fiscal year 2006, we will focus on revenue growth for both our broadband networking equipment and our software and services. Our objective is to increase sales to existing customers and to attract new customers. Our goal is to leverage our strengths in DSL technologies to meet market requirements for higher bandwidth services being provided by telecommunications and Internet service providers. This focus includes achieving design wins for higher performance gateways utilizing new technologies, including VDSL2 and ADSL2+ Bonded technologies as well as other innovations. Software and services revenue growth is largely dependent on sales and revenue from our NBBS remote management software.

In fiscal year 2005, continued to have geographic and customer revenue balance. Of our five largest customers that made up 64% of sales in fiscal year 2005, three are in the United States and two are in Europe. Revenue from the United States was 64% of revenues in fiscal year 2005 and international revenue, mostly from Europe, was 36% of revenues. We had three customers that each comprised greater than 10% of revenues: BellSouth Telecommunications, Inc. was 20% of revenues; Swisscom AG was 18% of revenues; and eircom Group plc was 10% of revenues.

During fiscal year 2005, 89% of our revenues were from the sale of broadband equipment, compared to 85% in the prior fiscal year. The balance of revenues was from the sale of software and services.

Our net loss in fiscal year 2005 was $7.1 million or a diluted $0.28 loss per share, compared with a net loss of $8.8 million or a diluted $0.37 loss per share in fiscal year 2004.

We ended fiscal year 2005 with $22.2 million of cash and cash equivalents and no long-term debt. Cash was down from $24.0 million in fiscal year 2004. Legal spending was the primary cause of the decline in cash. Legal costs were $2.6 million and $2.8 million in fiscal years 2005 and 2004, respectively. We believe we have adequate cash, cash equivalents and borrowing capacity to meet our anticipated capital needs for at least the next twelve months.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to revenues, accounts receivable, inventories, investments, intangible assets and goodwill. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis. The Audit Committee reviews any changes in our methodology for arriving at our estimates, and discusses the appropriateness of any such changes with management and our independent auditors on a quarterly basis. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    Our products are integrated with software that is essential to the functionality of the equipment. Accordingly, we account for revenues in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Determining whether and when some of these criteria have been satisfied often involve assumptions and judgments that can have significant impact on the timing and amount of revenues we report. At the date of shipment, assuming that the revenue recognition criteria specified above is met, we provide for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

We recognize software revenue in accordance with SOP 97-2, as amended by SOP 98-9, and SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We have multiple element arrangements, including perpetual software licenses and maintenance. We allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. Software license revenue is recognized when a non-cancelable license agreement has been signed or a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Maintenance revenue, including revenue included in multiple element arrangements, is deferred and recognized ratably over the related contract period, generally twelve months.

We apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Our enhanced web site services generally involve the delivery of multiple services. We allocate a portion of the arrangement fee to the undelivered element, generally web site hosting, based on the residual method utilizing VSOE for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for hosting is based on the price the customer would pay when sold separately. Fair value for the delivered elements, primarily fulfillment services, is based on the residual amount of the total arrangement fees after deducting the VSOE for the undelivered elements. Fulfillment revenue is recognized when a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, collection is considered probable and the fulfillment has been completed. Hosting revenue is deferred and recognized ratably over the related service period, generally twelve months. We have adopted the provisions of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), for the accounting treatment of marketing incentive programs that have resulted in the provision of rebates, credits and discounts given to our customers directly or indirectly. We presume such incentive programs and rebates, credits and discounts to be a reduction of the selling prices of the our products and/or services and, therefore, are characterized as a reduction of revenue when recognized in our Consolidated Financial Statements.

Goodwill.    We perform goodwill impairment tests on an annual basis in our fiscal fourth quarter. For additional information about goodwill, see Note 3 to the Consolidated Financial Statements.

Long-Lived Assets, Including Other Intangible Assets.    We evaluate our long-lived assets, including other intangible assets and test our long-lived assets and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset group that represents the lowest level for which identifiable cash flows exist. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and is allocated to the long-lived assets of the asset group on a pro rata basis. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments that are deemed uncollectible. Management specifically analyzes the aging of accounts receivable and also analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts in any accounting period. We will continue to monitor our customers’ ability to pay throughout the term of the applicable arrangement and will adjust the provision for bad debt allowance or defer revenue recognition, as appropriate. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for Sales Returns.    We maintain allowances for sales returns from distributors and resellers. Management specifically analyzes historical trends and current information when evaluating the adequacy of the sales return allowance.

Service Accrual.    We expense costs to provide future complimentary, technical phone support for hardware and software customers. This is telephone support that is not paid for by the customer pursuant to the terms of a contractual agreement. Effective in the fourth fiscal quarter of 2005, the Company changed the policy of providing hardware customers complimentary phone support, generally reducing the complimentary time period. Once the complimentary period lapses, no further phone support is offered unless the customer purchases a customer care contract.

Product Warranty.    We generally provide a one-year warranty to domestic purchasers and a two-year warranty to European purchasers. We generally do not offer a warranty on broadband software and services products. We accrue for estimated product warranty costs at the time of shipment, based upon the our historical experience.

Excess and Obsolete Inventory.    We assess the need for reserves on excess and obsolete inventory based upon monthly forward projections of sales of products. Inventories are recorded at the lower of cost or net realizable value. Cost is computed using standard costs, which approximate actual costs on a first-in, first-out basis. Cost includes material costs and applicable manufacturing overhead. The provision for potentially obsolete or slow moving inventory is made based upon management’s analysis of inventory levels, forecasted sales, expected product life cycles and market conditions. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or scrapping of the inventory.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of September 30, 2005, our principal source of liquidity included cash and cash equivalents in the amount of $22.2 million and a credit facility with a maximum borrowing capacity of up to $10.0 million from which we had no outstanding borrowings.

Cash and Cash Equivalents.    The following table sets forth our cash and cash equivalents as of the fiscal years ended September 30, 2005, 2004 and 2003.

	September 30,			Increase (decrease) from prior year
(in thousands)	2005	2004	2003	2005	2004	2003
Cash and cash equivalents	$22,234	$23,973	$22,208	(7)%	8%	11%

For the fiscal year ended September 30, 2005, cash and cash equivalents decreased primarily as a result of cash used in our operating activities, particularly legal costs, and capital equipment purchases offset by proceeds we received from issuance of common stock. We did not have any off-balance sheet transactions at September 30, 2005, 2004 or 2003.

Operating Activities

During the fiscal year 2005, our operating activities used approximately $1.8 million of cash. Excluding the changes in operating assets and liabilities, our operating activities used $3.4 million of cash primarily due to our net loss, partially offset by depreciation and amortization. Changes in our operating assets and liabilities provided $1.6 million of cash primarily as a result of decreased accounts receivable and increased deferred revenues and accounts payable, partially offset by increased inventory as a result of lower sales in the fourth quarter. The increase in deferred revenues reflected a license of our remote management software in the fourth quarter ended September 30, 2005.

Investing Activities

During the fiscal year 2005, we purchased of approximately $1.7 million of capital equipment and software. This was our only investing activity.

Financing Activities

Our financing activities provided $1.7 million in fiscal year 2005, primarily from the proceeds from the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan. We used $0.1 million for the repayment of term loans.

We amended our credit facility agreement with Silicon Valley Bank, effective June 27, 2005. Under the amended credit facility, the credit limit is $10 million, the interest rate is Silicon Valley Bank’s prime rate, the term or maturity date is June 27, 2007. The amended credit facility contains financial covenants related to our liquidity and net worth as well as other nonfinancial covenants. Covenants require that we maintain an adjusted quick ratio (described below) of 1.25 and the credit facility will be subject to formula based credit limits if the adjusted quick ratio falls below 1.50. Covenants included in a subsequent amendment effective September 30, 2005 also require us to maintain a minimum tangible net worth of $28 million for September 2005, subsequently the minimum declines every few months to $24 million for September 2006 and thereafter, unless reset. The facility is secured by substantially all of our assets. The adjusted quick ratio is the ratio of (i) Netopia’s unrestricted cash, cash equivalents and investments maintained at Silicon Valley Bank plus net receivables to (ii) the Netopia’s current liabilities plus the outstanding principal amount of any borrowings under the facility less deferred revenues. We may borrow under the credit facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. As of September 30, 2005, we had no outstanding borrowings, approximately $500,000 of outstanding letters of credit, and approximately $9.5 million available under the credit facility, and we were in compliance with the covenants.

The credit facility contains events of default that, include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events and changes of control. The occurrence of an event of default could result in the acceleration of any outstanding obligations under the agreement and foreclosure on the collateral securing any outstanding obligation.

As of September 30, 2005, we had no material commitments for capital expenditures. We believe we have adequate cash, cash equivalents and borrowing capacity to fund our operating activities for at least the next twelve months. For our long-term sustainability and cash preservation, we must continue to improve margins and reduce costs. If we issue additional stock to raise capital, our existing stockholders’ percentage ownership in Netopia would be reduced.

Commitments

Operating Lease Commitments.    The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year:

	Year ended September 30,
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Property lease obligations	$1,359	$1,394	$1,091	$452	$338	$110	$4,744

Purchase Commitments with Outsourcing Manufacturers and Suppliers.    The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procure component inventory on our behalf based on our production orders. The Company is obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments are reflected in our financial statements as a liability once goods or services have been received or payments related to the obligations become due. At September 30, 2005, purchase commitments totaled $14.0 million.

Results of Operations for Fiscal Years Ended September 30, 2005, 2004 and 2003

This data has been derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

REVENUES

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenues)	2005		2004		2003		2005	2004
REVENUES:
Broadband equipment	$94,447	89%	$85,702	85%	$67,393	79%	10%	27%
Broadband software and services	11,370	11%	15,633	15%	17,527	21%	(27)%	(11)%

Total revenues	105,817	100%	101,335	100%	84,920	100%	4%	19%

2005 Revenues Compared to 2004 Revenues; 2004 Revenues Compared to 2003 Revenues

Total revenues increased for fiscal year 2005 by 4% to $105.8 million from $101.3 for fiscal year 2004. The increase resulted from increased sales of our broadband equipment partially offset by reduced revenues from sale of our broadband software and services. Our unit sale increase was partially offset by a decline in average selling prices (“ASP’s”) resulting from competitive pressures. Total revenues increased for fiscal year 2004 from fiscal year 2003 by 19% from $84.9 million primarily due to increased revenue from the sale of our broadband equipment products, partially offset by reduced revenue from the sale of our broadband software and services.

Broadband Equipment.    Broadband equipment revenue increased for fiscal year 2005 by 10% to $94.4 million from $85.7 million for fiscal year 2004. The increase was primarily due to increased sales volumes to BellSouth and increased sales of our accessories both in the United States and Europe.

For fiscal year 2004, sales increased by 27% to $85.7 million compared to $67.4 million in fiscal 2003 primarily as a result of increased sales volume of our broadband equipment, the introduction of our Wi-Fi products and increased sales of our accessories both in the United States and Europe.

Volumes and ASP’s, excluding accessories, of our broadband equipment products are summarized in the table below. The decline in average selling prices resulted from increased sales of lower price residential class products as compared to higher price business class products, as well as competitive market conditions generally. We expect that average selling prices will continue to decline for the same reasons.

	Year ended September 30,			Increase (decrease) from prior year
	2005	2004	2003	2005	2004	2003
Product volumes	1,076	964	508	12%	90%	186%
Average selling prices	$81	$89	$133	(9)%	(33)%	(47)%

Broadband Software and Services.    Our broadband software and services revenues decreased in fiscal year 2005 by 27% to $11.4 million compared to $15.6 million in fiscal year 2004 as a result of lower license sales of our system management software, Timbutku and netOctopus Enterprise.

Broadband software and services revenues decreased in fiscal year 2004 by 11% to $15.6 million compared to $17.5 million in fiscal year 2003. The decrease resulted from a reduction in our recurring revenue of our eSites and eStores hosting solutions in addition to decreased software license sales of Timbutku and netOctopus Enterprise.

In fiscal year 2006, we expect that revenue, including recognition of deferred revenue, from sales of our NBBS remote control software will increase software and services revenues.

Customer Information

Our largest customers are telecommunication carriers and Internet service providers. The customers that accounted for 10% or more of our revenues in each year of the three years reported, are shown in the table below:

(in thousands & percent of revenues)	Year ended September 30, 2005
BellSouth	$21,206	20%
Swisscom	18,535	18%
eircom	10,576	10%

(in thousands & percent of revenues)	Year ended September 30, 2004
Swisscom	$19,031	19%
AT&T (formally SBC Communications)	10,348	10%
BellSouth	10,111	10%

(in thousands & percent of revenues)	Year ended September 30, 2003
Swisscom	$13,359	16%
Covad	12,760	15%
AT&T (formally SBC Communications)	9,276	11%

Geographic Information

The following table summarizes revenues by region:

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenues)	2005		2004		2003		2005	2004	2003
Europe	$35,186	33%	$36,972	36%	$24,785	29%	(5)%	67%	135%
Other international	2,809	3%	3,121	3%	2,482	3%	(10)%	27%	(6)%

Total international revenues	37,995	36%	40,093	39%	27,267	32%	(5)%	64%	107%
United States	67,822	64%	61,242	61%	57,653	68%	11%	(2)%	16%

Total revenues	$105,817	100%	$101,335	100%	$84,920	100%	4%	19%	35%

The increase in our sales to customers in the United States in fiscal year 2005 reflected increased sales to large telecommunication carriers, particularly sales to BellSouth. The decrease in our sales to customers in Europe in fiscal year 2005 reflected declines in average unit prices to our larger carrier customers and generally lower sales to smaller European service providers. The increase in our sales to customers in Europe in fiscal year 2004 reflected increased volume shipments to our key customers.

GROSS MARGIN

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenue)	2005		2004		2003		2005	2004
GROSS MARGIN:
Broadband equipment	$23,755	25%	$21,299	25%	$17,240	26%	12%	24%
Broadband software and services	9,713	85%	14,593	93%	16,213	93%	(33)%	(10)%

	$33,468	32%	$35,892	35%	$33,453	39%	(7)%	7%

Our total gross margin decreased to 32% in 2005 from 35% in 2004 due primarily to a decrease in higher gross margin software and service sales. Software and service sales generate higher gross margins than sales of broadband equipment. Fiscal year 2005 broadband equipment margins of 25% were comparable with fiscal year 2004 margins of 25%. In fiscal year 2005, we increased our accrual for the estimated cost to provide customer support by approximately $700,000. These estimated costs are related to our practice of providing ongoing customer support services through our call centers, almost all of which was related to our broadband equipment.

Gross margin decreased to 35% for fiscal year 2004 from 39% for fiscal year 2003 primarily due to increased sales of lower margin ADSL broadband equipment and a lower percentage of higher gross margin broadband software and services revenues in the total revenues mix.

RESEARCH AND DEVELOPMENT

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenues)	2005		2004		2003		2005	2004
Research and development	$13,355	13%	$15,828	16%	$15,570	18%	(16)%	2%

Research and development expenses include employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead. Our research and development expenses for fiscal year 2005 decreased by 16% to $13.4 million from fiscal 2004 expenses primarily due to cost reductions that resulted from the closure of research and development activities in Germany. For fiscal year 2004, our research and development expenses increased by 2% to $15.8 million.

We expect to continue to devote substantial resources to product and technological development. In fiscal year 2006, we expect to increase research and development expenses in absolute dollars in order to expand the breadth and depth of our product offerings. We believe our process for developing software is essentially completed concurrently with the establishment of technological feasibility. We capitalized no development costs in fiscal years 2005 or 2004.

SELLING AND MARKETING

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenues)	2005		2004		2003		2005	2004
Selling and marketing	$18,716	18%	$20,528	20%	$20,110	24%	(9)%	2%

Selling and marketing expenses include salary and commission expense for our sales force, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Our selling and marketing expenses decreased in fiscal year 2005 by 9% to $18.7 million compared to $20.5 million in fiscal year 2004. The reduction resulted primarily from an increase in the allocation of technical support expense to cost of sales, and to a lesser extent from cost containment. For fiscal year 2004, selling and marketing expenses increased by 2% to $20.5 million compared to $20.1 million in fiscal year 2003. The increase in fiscal year 2004 from fiscal year 2003 was primarily related to increased commission expense as a result of increased revenues in addition to increased marketing and advertising expenses related to new product offerings introduced in fiscal year 2004.

In fiscal 2006, we expect selling and marketing expenses to increase as a result of increased salary and commission costs.

GENERAL AND ADMINISTRATIVE

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenues)	2005		2004		2003		2005	2004
General and administrative	$8,438	8%	$7,147	7%	$4,677	6%	18%	51%

General and administrative expenses include employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. General and administrative expense increased in fiscal year 2005 by 18% to $8.4 million compared to $7.1 million in fiscal year 2004 due to increased audit costs and the cost related to the implementation of Section 404 of the Sarbanes-Oxley Act, which required our management to assess the effectiveness of our internal controls over financial reporting, as well as legal expenses related to the SEC investigation and private securities litigation. General and administrative expenses increased in fiscal year 2004 by 51% to $7.1 million compared to $4.7 million in fiscal 2003 due to increased professional and legal expenses related to an internal accounting review.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended September 30,
(in thousands)	2005	2004	2003
Amortization of intangible assets	$345	$345	$345

For fiscal years 2005, 2004 and 2003, these amounts represented the amortization of intangible assets with identifiable lives related to our acquisitions. We did not complete an acquisition in fiscal year 2005. See Notes 2 and 3 of Notes to Consolidated Financial Statements for more information.

RESTRUCTURING COSTS

	Year ended September 30,			Increase (decrease) from prior year
(in thousands)	2005	2004	2003	2005	2004
Restructuring costs	$40	$534	$395	(96)%	153%

For fiscal year 2005, the Company recorded a net restructuring charge of $40,000, primarily consisting of employee termination costs, wind down costs associated with the closure of a sales office in the Netherlands and additional wind down costs associated with the prior closure of the Germany office in 2004.

For fiscal year 2004, the Company implemented plans and took steps to reduce costs. These steps resulted in a restructuring charge of approximately $0.5 million primarily related to severance and related benefit charges for the closure of our German software research and development facility.

For fiscal year 2003, we recorded a net restructuring charge of $0.4 million. This net charge consisted primarily of $0.6 million of employee severance benefits related to reductions in our workforce during fiscal year 2003 and facility closure costs related to the closure of a sales office in Hong Kong as well as a reversal of $0.2 million of liabilities we had accrued in connection with our restructurings during fiscal year 2002.

IMPAIRMENT OF GOODWILL

For fiscal years 2005 and 2003, the Company did not record any impairment of goodwill. For fiscal year 2004, the Company recorded $465,000 of goodwill impairment relating to the closure of the Germany software development office.

OTHER INCOME (LOSS), NET

	Year ended September 30,			Increase (decrease) from prior year
(in thousands)	2005	2004	2003	2005	2004
Other income (loss), net
Loss on impaired securities	$—	$—	$(457)	—	(100)%
Other income (expense), net	359	224	(95)	60%	(336)%

Other income (loss), net	$359	$224	$(552)	60%	(141)%

Other income (loss), net includes interest income earned on our cash and cash equivalents, interest expense, realized and unrealized gains and losses on foreign currency transactions as well as losses on impaired securities that we deem other than temporary.

Loss on Impaired Securities.    For fiscal year 2003, the approximately $0.5 million loss represented the impairment of our remaining carry value of our investment in Everdream Corporation as result of valuations used in subsequent financing rounds.

Other Income (Expense), Net.    Other income (expense), net includes interest expense and fees related to our credit facility, interest income and gains or losses on foreign currency transactions. Other income, net increased for fiscal year 2005 when compared to fiscal year 2004 due primarily to increased interest income offset by foreign currency transaction losses. For fiscal year 2004 compared to 2003, other income, net increased due primarily to increased interest income and foreign currency transaction gains.

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

During the fiscal years ended September 30, 2005 and 2004, we incurred net losses of $7.1 million and $8.8 million, respectively, and used approximately $1.8 million and $5.2 million, respectively, of cash for operating activities. Our cash and cash equivalents totaled $22.2 million at September 30, 2005. We may not be able to reach, sustain or increase profitability or generate cash on a quarterly or annual basis, which could significantly harm our business.

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

We currently are named as a defendant in a consolidated private securities action brought as a purported class action. In addition, there are purported derivative actions pending in state and federal court in California. We also are the subject of a formal order of investigation by the SEC to determine whether the federal securities laws have been violated. We also have learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation by the United States Attorney’s office. Responding to the formal order of investigation of the SEC has required significant attention and resources of management. Although we have announced a proposed settlement with the SEC, this settlement is subject to final approval by the SEC. In addition, even though we have announced proposed settlements with the SEC and us and Alan B. Lefkof, our President and Chief Executive Officer, the investigation by the SEC is ongoing, and may continue to require significant attention and resources. If we and/or Mr. Lefkof are unable to complete the proposed settlements and the SEC elects to pursue an enforcement action against us and/or Mr. Lefkof, the defense could be costly and require additional management resources. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations. Defending against the government investigations, the private securities class action, the derivative actions and other litigation matters related to the restatements also will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operations. While we have provided notice of the government investigations and the other litigation matters to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

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

We expect our revenues to be increasingly dependent on our ability to sell our broadband equipment to Independent Local Exchange Carriers (ILECs), and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

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

We rely on a small number of customers for a large portion of our revenues. For the fiscal years ended September 30, 2005 and September 30, 2004, there were three customers that each individually represented at least 10% of our revenues and in the aggregate, accounted for 48% and 39%, respectively, of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the fiscal years ended September 30, 2005 and September 30, 2004, our international sales represented 36% and 39%, respectively, of our total revenues. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband equipment products to certain of our European customers are denominated in Euros. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could result in decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros.

Additional risks associated with international operations could adversely affect our sales and operating results.

Our international operations, which principally are in Europe, are subject to a number of difficulties and special costs, including, but not limited to:

•	Costs of customizing products for foreign countries;

•	Laws and business practices favoring local competitors;

•	Compliance with multiple, conflicting and changing governmental laws and regulations;

•	Greater difficulty in collecting accounts receivable;

•	Import and export restrictions and tariffs;

•	Difficulties staffing and managing foreign operations; and

•	Multiple conflicting tax laws and regulations.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ended September 30, 2005, our revenues have ranged from $21.8 million to $29.3 million, and our net results have ranged from $1.2 million of income to a loss of $6.1 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

In the quarter ended September 30, 2005 and in certain quarters in the past, our operating results were below the expectations of securities analysts. It is likely that in some future quarter, quarters or year, our operating results again will be below the expectations of securities analysts or investors. When our operating results are below such expectations, the market price of our common stock may decline significantly. In addition to the uncertainties and risks described elsewhere under this “Risk Factors” heading, variations in our operating results will likely be caused by factors related to the operation of our business, including, but not limited to:

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

We may experience declining gross margins due to price competition and an increase in sales of lower margin broadband equipment as a percentage of our total revenues.

We expect that sales of our broadband equipment may account for a larger percentage of our total revenues in future periods. Because our broadband equipment products are sold at lower gross margins than our broadband software and services products, and sales volumes of our lower margin residential-class DSL products are increasing, our overall gross margin rate will likely decrease. Further, we expect that the market for broadband equipment will remain highly competitive and as a result, we will continue to lower the prices we charge for our broadband equipment. If the average selling price of our broadband equipment continues to decline faster than our ability to realize lower manufacturing and product costs, our gross margins related to such products, as well as our overall gross margins, are likely to decline.

We may incur greater losses if we cannot successfully sell our broadband software and services products. We derive a substantial portion of the recurring revenues from our broadband software and services products from a small number of large customers.

The majority of our broadband software and services revenues are derived from the sale of higher margin software products for corporate help desks, mostly Timbuktu. For the years ended September 30, 2005 and

September 30, 2004, revenue from help desk applications were approximately 60% and 70%, respectively, of total revenues for our broadband software and services products. We anticipate that the market for Timbuktu may continue to decline or grow more slowly than the market for our other broadband software products and services. We also have not generated significant revenue to date from the NBBS software platform in which we have made and expect to continue to make a significant investment of development resources. In addition, we rely on a small number of licensees to promote the use of our broadband software and services for building web sites and stores. We derive the majority of the recurring revenues from our broadband software and services products from fewer than five customers. The extent and nature of the promotions by licensees of our broadband software and services are outside of our control. If licensees of our eSite and eStore software do not successfully promote web sites and stores to their customers, our recurring revenues may decrease. If these customers were to choose a competitive platform, our recurring revenues would decline and adversely impact our results.

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

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark law. We presently have one United States patent issued that relates to our remote control technology incorporated in most of our software products. The term of this patent is through August 2010. We also have filed patent applications relating to the design of our Wi-Fi gateways. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information.

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

Changes in the accounting treatment of stock options will adversely affect our results of operations.

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. SFAS 123R is scheduled to be effective for us beginning in the first quarter of fiscal 2006. The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The impact of our adoption of SFAS 123R cannot be quantified at this time because it will depend on the future fair values and number of share-based payments granted in the future. However, had we adopted SFAS 123 in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123R assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share presented under Note 1. to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents. Our exposure to foreign exchange risk relates primarily to sales made to international customers denominated in Euros and our employee related expenses in European Union countries. We do not use derivative financial instruments for speculative or trading purposes. We place our cash equivalents in instruments that meet high credit quality standards. We do not expect any material loss with respect to our cash equivalents.

In order to reduce our exposure resulting from currency fluctuations, we have entered into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. We do not enter into currency exchange contracts for speculative or trading purposes. All currency exchange contracts have a maturity of less than one year.

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our cash equivalents at September 30, 2005 and 2004. All of our investments mature within 90 days.

	September 30, 2005			September 30, 2004
(in thousands)	Cost Basis	Fair Market Value	Average Interest Rate	Cost Basis	Fair Market Value	Average Interest Rate
Cash equivalents	$20,107	$20,107	3.45%	$20,955	$20,955	0.08%

Our market interest rate risk for our cash equivalents relates primarily to changes in the United States short-term prime interest rate. Our market interest rate risk for borrowings under our credit facility, from which we had no borrowings at September 30, 2005, relates primarily to the rate we could be charged by Silicon Valley Bank for borrowings under our credit facility. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”). To the extent we borrow heavily against the credit facility and Silicon Valley Bank were to increase its prime rate, it would cost us more to borrow and our interest expense would increase.

Foreign Currency Exchange Risk

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros at September 30, 2005 and 2004. The accounts receivable at September 30, 2005 are valued at the United States/Euro exchange rate as of September 30, 2005 and the accounts receivable at September 30, 2004 are valued at the United States/Euro exchange rate as of September 30, 2004. The carrying value approximates fair value at September 30, 2005 and 2004.

(in thousands)	September 30, 2005		September 30, 2004
Principal (notional) amounts in United States dollars:	Carrying Amount	Exchange Rate	Carrying Amount	Exchange Rate
Accounts receivable denominated in Euros	$2,068	1.205	$2,991	1.2209

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at September 30, 2005 and 2004. The carrying value approximates fair value at September 30, 2004 and 2003.

(carrying amount in thousands)	September 30, 2005			September 30, 2004
Principal (notional) amounts in U.S. dollars:	Carrying Amount	Spot Rate	Settlement Date	Carrying Amount	Spot Rate	Settlement Date
Currency exchange forward contract # 1	2,148	1.2119	Oct-05	61	1.2333	Oct-04
Currency exchange forward contract # 2				512	1.2333	Oct-04
Currency exchange forward contract # 3				634	1.2333	Oct-04
Currency exchange forward contract # 4				1,547	1.2333	Nov-04

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

Index to Financial Statements

The following financial statements are filed as part of this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Netopia, Inc.:

We have audited the accompanying consolidated balance sheets of Netopia, Inc. and its subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the each of the years in the three year period ended September 30, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule—valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netopia, Inc. and its subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Netopia, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Burr, Pilger & Mayer LLP

San Francisco, California

December 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Netopia, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Netopia, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit including obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Netopia, Inc. and its subsidiaries maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Netopia, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Netopia, Inc. and its subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the each of years in the three year period ended September 30, 2005, and the related financial statement schedule and our report dated December 14, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

San Francisco, California

December 14, 2005

Netopia, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$22,234	$23,973
Trade accounts receivable, net of allowances for doubtful accounts of $144 and $228 at September 30, 2005 and 2004, respectively	16,208	17,812
Inventories	8,718	6,280
Prepaid expenses and other current assets	1,102	1,226

Total current assets	48,262	49,291

Property and equipment, net	2,623	2,694
Acquired technology, net	2,369	4,016
Goodwill	1,668	1,668
Equity investment	1,032	1,032
Deposits and other assets	481	886

TOTAL ASSETS	$56,435	$59,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,525	$9,827
Accrued compensation	1,890	2,582
Accrued liabilities	2,772	3,806
Deferred revenues	2,946	1,679
Notes payable	—	104
Other current liabilities	75	53

Total current liabilities	20,208	18,051

Deferred revenues, long-term	109	154
Other long-term liabilities	246	252

Total liabilities	20,563	18,457

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized: 25,428,412 and 24,717,503 shares issued and outstanding at September 30, 2005 and 2004 respectively	25	25
Additional paid-in capital	168,075	166,245
Accumulated comprehensive income	45	—
Accumulated deficit	(132,273)	(125,140)

Total stockholders’ equity	35,872	41,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,435	$59,587

See accompanying notes.

Netopia, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended September 30,
	2005	2004	2003
REVENUES:
Broadband equipment	$94,447	$85,702	$67,393
Broadband software and services	11,370	15,633	17,527

Total revenues	105,817	101,335	84,920

COST OF REVENUES:
Broadband equipment	69,540	63,251	49,001
Broadband software and services	1,609	992	1,314
Amortization of acquired technology	1,200	1,200	1,152

Total cost of revenues	72,349	65,443	51,467

GROSS PROFIT	33,468	35,892	33,453

OPERATING EXPENSES:
Research and development	13,355	15,828	15,570
Research and development project cancellation costs	—	—	606
Selling and marketing	18,716	20,528	20,110
General and administrative	8,438	7,147	4,677
Amortization of intangible assets	345	345	345
Impairment of goodwill	—	465	—
Restructuring costs	40	534	395

Total operating expenses	40,894	44,847	41,703

OPERATING LOSS	(7,426)	(8,955)	(8,250)

Other income (loss), net
Loss on impaired securities	—	—	(457)
Other income (expense), net	359	224	(95)

Other income (loss), net	359	224	(552)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,067)	(8,731)	(8,802)

Provision for income taxes	66	78	63

NET LOSS	$(7,133)	$(8,809)	$(8,865)

Basic and diluted net loss per common share	$(0.28)	$(0.37)	$(0.45)

Shares used in per share calculations	25,093	23,573	19,560

See accompanying notes.

Netopia, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2002	18,905,223	$19	$147,485	$(107,466)	$—	$40,038
Exercise of stock options	556,505	1	1,568	—	—	1,569
Issuance of common stock under Employee Stock Purchase Plan	756,190	1	976	—	—	977
Issuance of common stock in private placement	1,413,914	1	6,491	—	—	6,492
Costs related to issuance of common stock in private placement	—	—	(388)	—	—	(388)
Net loss	—	—	—	(8,865)	—	(8,865)

Balance, September 30, 2003	21,631,832	22	156,132	(116,331)	—	39,823
Exercise of stock options	1,784,347	2	7,163	—	—	7,165
Issuance of common stock under Employee Stock Purchase Plan	1,141,324	1	1,702	—	—	1,703
Issuance of common stock for acquisitions	160,000	—	1,248	—	—	1,248
Net loss	—	—	—	(8,809)	—	(8,809)

Balance, September 30, 2004	24,717,503	25	166,245	(125,140)	—	41,130
Exercise of stock options	268,277	—	632	—	—	632
Issuance of common stock under Employee Stock Purchase Plan	442,632	—	1,198	—	—	1,198
Net loss	—	—	—	(7,133)	—	(7,133)
Translation reserve	—	—	—	—	45	45

Comprehensive loss						(7,088)

Balance, September 30, 2005	25,428,412	$25	$168,075	$(132,273)	$45	$35,872

See accompanying notes.

Netopia, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(7,133)	$(8,809)	$(8,865)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,717	4,168	5,810
(Gain)/loss on disposal of fixed assets	8	(19)	(107)
Loss on impaired investment	—	—	457
Charge for impairment of capitalized software	101	—	—
Changes in allowance for doubtful accounts	(84)	138	97
Restructure costs and goodwill impairment	40	999	395
Changes in operating assets and liabilities:
Trade receivables	1,688	(1,888)	(6,189)
Inventories	(2,438)	(542)	475
Prepaid expenses and other assets	124	(105)	614
Accounts payable	2,658	(1,395)	4,134
Accrued liabilities and accrued compensation	(1,704)	485	(806)
Deferred revenues	1,222	13	(751)
Other liabilities	(6)	1,707	(633)

Net cash from (used in) operating activities	(1,807)	(5,248)	(5,369)

Cash flows from investing activities:
Purchase of property and equipment	(1,676)	(1,335)	(1,295)
Capitalized software costs	(27)	—	—
Acquisition of long-term investment	—	—	(26)
Acquisition spending	—	(1,518)	(700)

Net cash used in investing activities	(1,703)	(2,853)	(2,021)

Cash flows from financing activities:
Principal payments on short-term loan	(104)	(250)	(4,074)
Proceeds from issuance of common stock	1,830	8,868	2,547
Proceeds from issuance of common stock for acquisition of businesses	—	1,248	—
Proceeds from issuance of common stock for private placement	—	—	6,103

Net cash from financing activities	1,726	9,866	4,576

Effect of changes in foreign exchange rates	45	—	—
Net increase (decrease) in cash and cash equivalents	(1,739)	1,765	(2,814)
Cash and cash equivalents at the beginning of period	23,973	22,208	25,022

Cash and cash equivalents at the end of the period	$22,234	$23,973	$22,208

Supplemental disclosures of cash flow activities:
Income taxes paid	$—	$30	$20
Interest paid	$5	$8	$161

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business and Summary of Significant Accounting Policies

Description of Business.    Netopia, Inc. (the “Company”) develops and markets broadband customer premises networking equipment and remote management software for the management of broadband services and equipment. The Company also develops and provides broadband enabled services and remote management software for enterprises technical support, help-desks and personal computers.

Fiscal Year.    The Company’s fiscal year is the 12-months ended September 30.

Principles of Consolidation.    The Consolidated Financial Statements include the accounts of Netopia, Inc. and its wholly owned foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents.    Cash and cash equivalents consist of money market funds with original maturities of 90 days or less from the time of purchase. Cash equivalents are recorded at cost, which approximates fair value. Cash equivalents as of September 30, 2005 and 2004, consisted of the following:

	September 30,
(in thousands)	2005	2004
Money market funds	$20,107	$20,955

Revenue Recognition.    Our broadband products are integrated with software that is essential to the functionality of the equipment. Accordingly, we account for revenues in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Determining whether and when some of these criteria have been satisfied often involve assumptions and judgments that can have significant impact on the timing and amount of revenues we report. At the date of shipment, assuming that the revenue recognition criteria specified above is met, we provide for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

The Company’s sales to our distributors and resellers are generally recognized at the time title to our product passes to the distributor or reseller, provided all other criteria for revenue recognition are met. This policy is predicated on the Company’s ability to estimate sales returns. The Company is also required to evaluate whether our distributors and resellers have the ability to honor their commitment to make fixed and determinable payments, regardless of whether they collect cash from their customers. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenues that we report in a particular period.

We recognize software revenue in accordance with SOP 97-2, as amended by SOP 98-9, and SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We have multiple element arrangements, including perpetual software licenses and maintenance. We allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. Software license revenue is recognized when a non-cancelable license agreement has been signed or a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Maintenance revenue, including revenue included in multiple element arrangements, is deferred and recognized ratably over the related contract period, generally twelve months.

The Company applies the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company’s enhanced web site services generally involve the delivery of multiple services. The Company allocates a portion of the arrangement fee to the undelivered element, generally web site hosting, based on the residual method utilizing VSOE for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for hosting is based on the price the customer would pay when sold separately. Fair value for the delivered elements, primarily fulfillment services, is based on the residual amount of the total arrangement fees after deducting the VSOE for the undelivered elements. Fulfillment revenue is recognized when a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, collection is considered probable and the fulfillment has been completed. Hosting revenue is deferred and recognized ratably over the related service period, generally twelve months.

Concentrations of Credit Risk and Allowance for Doubtful Accounts.    Financial instruments that potentially expose the Company to concentrations of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company’s accounts receivable are mostly derived from sales to telecommunication service providers, resellers and distributors in the United States and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. In addition, allowances are maintained for potential credit losses associated with potential problem accounts receivable. The Company maintains most of its cash investments with one financial institution. Although such investments exceed the $0.1 million amount subject to Federal Deposit Insurance, management believes the financial risks associated with such investments are minimal.

During fiscal year 2005 and 2004, the Company did not experience significant losses on trade receivables from any particular customer, industry, or geographic region. During fiscal year 2003, the Company fully reserved $0.6 million of outstanding accounts receivable primarily owed by certain carrier customers. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balance, and current economic conditions that may affect a customer’s ability to pay.

Inventories.    Inventories are recorded at the lower of cost or market (net realizable value). Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Cost includes material costs, labor and applicable manufacturing overhead. The Company evaluates ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally six months or less). Inventories in excess of future demand are reserved. In addition, the Company considers the impact of changing technology on our inventory-on-hand and writes-off inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

Property and Equipment.    Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of estimated useful life or the lease term. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred. The following table sets forth the depreciable lives generally used by major class of asset:

Major class of asset	Depreciable life (years)
Manufacturing tooling	2
Computers	3
Machinery and equipment	4
Furniture and fixtures	7
Leasehold improvements	Shorter of estimated useful life or remaining term of lease (five years or less)

Research and Development Costs.    Research and development costs required to be capitalized pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed have not been material in fiscal years 2005 and 2004. The Company capitalized approximately $100,000 of costs in fiscal year 2003. Capitalized development costs are amortized over the estimated economic life of the product, which is generally three years. In fiscal year 2005, the Company fully expensed certain product development costs it had earlier capitalized because the Company decided not to incorporate the technology into its products. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” have not been material.

Goodwill.    Goodwill represents the excess of price and related costs over the value assigned to the net tangible and intangible assets of the business acquired. Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach generally based on projected cash flows. No impairment of goodwill was identified during fiscal years 2005 and 2003. During fiscal year 2004, the Company concluded that due to the planned closure of its German subsidiary in the first quarter of fiscal 2005, the goodwill associated with that entity of $0.5 million was impaired and was written-off.

Long-Lived Assets, Including Other Intangible Assets.    We evaluate our long-lived assets, including other intangible assets and test our long-lived assets and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset group that represents the lowest level for which identifiable cash flows exist. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and is allocated to the long-lived assets of the asset group on a pro rata basis. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. No impairment of intangible assets was identified during fiscal years 2005, 2004 and 2003. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 6 years.

Advertising Costs.    The Company expenses advertising costs as incurred. Advertising expenses were $0.7 million, $0.7 million and $0.5 million for fiscal years 2005, 2004 and 2003, respectively.

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

Equity Investment.    The Company has a carrying value associated with one investment in a privately held company. The Company monitors the investment for impairment and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of the company.

Stock-Based Compensation.    Beginning in fiscal 2006, the Company will be required to adopt Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company’s financial statements at their fair value. SFAS 123(R) will require the Company to estimate future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. The Company has continued to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and will use the modified-prospective transition method. Therefore, prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal year 2006 and the adoption of SFAS 123(R). The impact of adopting SFAS 123(R) cannot be accurately estimated at this time because the calculation depends on the market value and amount of share based awards granted in future periods.

Pro Forma Disclosure—Compensatory Stock Arrangements.    If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the fair value of shares purchased under the plan as prescribed by SFAS No. 123, the pro-forma stock-based incentive expense would have impacted our net loss and net loss per share. The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123:

	Year ended September 30,
(in thousands, except per share amounts)	2005	2004	2003
Net loss	$(7,133)	$(8,809)	$(8,865)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net tax effects of none	(4,949)	(6,618)	(6,977)

Net loss—pro forma	$(12,082)	$(15,427)	$(15,842)

Basic and diluted net loss per share—as reported	$(0.28)	$(0.37)	$(0.45)
Basic and diluted net loss per share—pro forma	$(0.48)	$(0.65)	$(0.81)

Shares used in the per share calculation	25,093	23,573	19,560

The fiscal years 2005, 2004 and 2003 pro forma amounts are not necessarily indicative of future period pro forma amounts.

Service Accrual.    The Company expenses cost to provide future complimentary, technical phone support for hardware and software customers. This is telephone support that is not paid for by the customer pursuant to the terms of a contractual agreement. Effective in the fourth fiscal quarter of 2005, the Company changed the policy of providing hardware customers complimentary phone support, generally reducing the complimentary time period. Once the complimentary period lapses, no further phone support is offered unless the customer purchases a customer care contract.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for revenue recognition, allowance for doubtful accounts and sales returns, reserves for excess and obsolete inventory, warranty costs, investment impairments, income taxes, service costs, and loss contingencies, among others. The actual results experienced by the Company may differ materially from management’s estimates.

Per Share Calculations.    Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares consist of employee stock options, which in the aggregate were approximately 5.7 million options outstanding at September 30, 2005.

Business Segments.    The Company operates two business segments. The Company develops and markets broadband customer premises equipment and remote management software for the management of broadband services and equipment. The Company also develops and provides broadband enabled services and remote management software for enterprises technical support, help-desks and personal computers. Our organization is structured in a functional manner. The President and Chief Executive Officer was identified as the Company’s

Chief Operating Decision Maker as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker uses for operational decisions and assessing financial performance. The Company’s Chief Operating Decision Maker managed Netopia based primarily on broad functional categories of manufacturing costs, sales and marketing, product development and engineering, administrative. For purposes of making operating decisions and assessing financial performance, the Company’s Chief Operating Decision Maker reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by major customer. Operating expenses, assets, and cash flows are not segregated by product group for purposes assessing financial performance.

Foreign Currency Translation.    Assets and liabilities of the Company’s non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at the weighted average exchange rates during the year. Translation adjustments are recorded in other income (loss), net, where the U.S. dollar is the functional currency.

Derivative Instruments—Foreign Currency Forward Contracts.    The Company has entered into foreign currency forward contracts to hedge foreign currency receivables. Forward contracts involve agreements to sell foreign currencies at specific rates at future dates. The Company does not hold or issue derivative financial instruments for speculative trading purposes. These contracts are designed to hedge, or reduce the potential foreign currency losses and gains on the foreign currency denominated receivables. The forward contracts are not designated as accounting hedges and the carrying amount of the forward contracts is the fair value, which is determined by obtaining quoted market prices, and recognized as either assets or liabilities. Changes in fair value of forward contracts are recognized in other income (loss), net at the end of each period.

Reclassifications.    Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Fair Value of Financial Instruments.    The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

Recent Accounting Pronouncements.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company does not believe that the proposed interpretation has had nor will have a material impact on our Consolidated Financial Statements.

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

(2)	Acquisitions

In fiscal year 2004, the Company acquired JadeSail Systems, Inc, as described below. The Company did not complete an acquisition in fiscal years 2005 or 2003.

In October 2003, the Company acquired JadeSail, a provider of Internet Protocol services management and network equipment provisioning software. JadeSail survived as a wholly owned subsidiary of Netopia and was later merged into Netopia. Netopia has incorporated the JadeSail technology into its NBBS remote management software platform.

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

The allocation of the purchase price was based upon the Company’s estimate of the fair value of the tangible and intangible assets acquired as summarized below:

(in thousands)	Amount
Cash	$42
Accounts payable	(42)
Identified intangible assets:
Developed product technology	246
Goodwill	1,149

Total purchase price	$1,395

Developed product technology is being amortized to expense based on an estimated useful life of 5 years.

(3)	Goodwill and Purchased Intangible Assets

The Company’s goodwill was allocated to the broadband software and services segment. The table below presents the changes in goodwill during fiscal 2004 and 2005 (in thousands).

Balance at September 30, 2003	$984
Acquired	1,149
Impairment write-off	(465)

Balance at September 30, 2004	1,668

Balance at September 30, 2005	$1,668

During fiscal year 2004, the Company concluded that due to the planned closure of its German subsidiary in the first quarter of fiscal 2005, the goodwill associated with that entity of $0.5 million was impaired and written-off.

At September 30, 2005, the Company’s purchased intangible assets consisted of developed product technology, acquired customer relationships and a marketing agreement. The table below presents details of the Company’s purchased intangible assets.

(in thousands)	Technology	Customer Relationships and Marketing Agreement	Total
Balance, September 30, 2003	$4,386	$865	$5,251
Acquisitions	246	123	369
Amortization	(1,200)	(404)	(1,604)

Balance, September 30, 2004	3,432	584	4,016
Amortization	(1,200)	(447)	(1,647)

Balance, September 30, 2005	$2,232	$137	$2,369

The acquisition related amortization of acquired customer relationships was $345,000 in each of fiscal years 2005, 2004 and 2003.

The Company’s purchased intangible assets are estimated to be almost fully amortized by the end of fiscal 2007, with estimated future amortization of $1,300,000; $1,020,000 and $49,000, in fiscal years 2006, 2007 and 2008, respectively

(4)	Inventories

At September 30, 2005 and 2004, inventories consisted of the following:

	September 30,
(in thousands)	2005	2004
Raw materials	$1,783	$1,595
Work-in-process	43	448
Finished goods	6,892	4,237

Balance	$8,718	$6,280

(5)	Property and Equipment

At September 30, 2005 and 2004, property and equipment consisted of the following:

	September 30,
(in thousands)	2005	2004
Computers	$7,064	$7,612
Machinery and equipment	3,415	2,924
Furniture and fixtures	1,684	1,808
Manufacturing tooling	1,310	1,060
Leasehold improvements	376	350

	13,849	13,754
Less: accumulated deprecation	(11,226)	(11,060)

Property and equipment, net	$2,623	$2,694

(6)	Warranty Liability

Warranty liability is recorded as a component of accrued liabilities on the Company’s Consolidated Balance Sheets. For the Company’s broadband equipment products, the Company generally provides a one-year warranty to domestic purchasers and a two-year warranty to European purchasers. The Company generally does not offer a warranty on its broadband software and services products. The Company accrues for its estimated product warranty costs at the time of shipment. Product warranty costs are estimated based upon the Company’s historical experience.

The following table summarizes the activity related to the product warranty liability (in thousands):

Balance, September 30, 2003	$197
Utilized	(552)
Charges to costs and expenses	491

Balance, September 30, 2004	136
Utilized	(323)
Charges to costs and expenses	497

Balance, September 30, 2005	$310

(7)	Income Taxes

For financial reporting purposes, the Company’s net loss prior to the provision for income taxes included the following:

	Year ended September 30,
(in thousands)	2005	2004	2003
United States	$(7,209)	$(8,931)	$(8,925)
Foreign	142	200	123

Total	$(7,067)	$(8,731)	$(8,802)

Income tax expense consisted of the following:

	Year ended September 30,
(in thousands)	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	66	78	63

	$66	$78	$63

Income tax expense (benefit) differs from the amounts computed by applying the statutory income tax rate of 34% for 2005, 2004 and 2003 to pretax loss as a result of the following:

	Year ended September 30,
(in thousands)	2005	2004	2003
Computed “expected” benefit of 34%	$(2,403)	$(2,969)	$(3,014)
Losses not benefited	2,399	2,978	2,997
Other	70	69	80

Provision for income taxes	$66	$78	$63

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Year ended September 30,
(in thousands)	2005	2004	2003
Reserves and accruals	$1,832	$1,805	$1,136
Research and other credits	6,932	6,859	4,837
Tangible and intangible assets	8,646	10,513	9,960
Net operating losses (NOLs)	41,736	39,135	29,531

	59,146	58,312	45,464
Less: valuation allowance	(59,146)	(58,312)	(45,464)

Deferred tax assets, net	$—	$—	$—

The net change in the total valuation allowance for the years ended September 30, 2005 and 2004 was an increase of $0.8 million and $12.8 million, respectively.

At September 30, 2005, the Company believed that based upon available evidence, there was sufficient uncertainty regarding the ability to realize its deferred tax assets to warrant a full valuation allowance. The factors considered included the relative shorter life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates.

At September 30, 2005, the Company had net operating loss carry-forwards of approximately $114.1 million for federal tax purposes and $59.3 million for state tax purposes. If not earlier utilized, the federal net operating loss carryforwards will expire in various years from 2018 through 2025 and the state net operating loss carryforwards will expire in various years from 2005 through 2016.

At September 30, 2005, the Company also had research credit carry-forwards of approximately $4.7 million for federal tax purposes and $2.9 million for state tax purposes. If not earlier utilized, the federal research credit carry-forwards will expire in various years beginning 2006 through 2025. The state research credit carries forward indefinitely until utilized. The Company has California manufacturing credit carry-forwards of approximately $0.2 million, which expire in various years beginning 2006 through 2008.

At September 30, 2005, the Company also had minimum tax credit carry-forwards of approximately $0.1 million for federal tax purposes and $0.2 million for state tax purposes. These credits carry forward until utilized.

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

Stock Option Plans

The Company has three plans under which it grants options.

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

2000 Stock Incentive Plan.    In October 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan) providing for issuance of non-statutory options and restricted stock to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. Options and restricted stock awards granted under the 2000 Plan are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The 2000 Plan is not a stockholder approved stock option plan and is intended to comply with the exception for broadly based option plans in which a majority of the participants are rank and file employees not officers or directors, and a majority of the grants are made to such employees. Only nonqualified stock options that do not qualify as incentive stock options within the meaning of Section 422(b) of the Code may be granted under this Plan. The Board of Directors or the Compensation Committee will determine the exercise price of an option when the option is granted and may be not less than the par value of the shares on the date of grant. Officers and directors will not receive any additional awards under the 2000 Plan. A restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions. The purchase price of shares sold pursuant to a restricted stock award will be determined by the Compensation Committee on the date the restricted stock award is granted and may be not less than the par value of the shares on the date of grant. Restricted stock awards shall be subject to such restrictions as the Board of Directors or the Compensation Committee may impose. As of September 30, 2005, there were no restricted stock awards granted under the 2000 Plan.

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

The initial number of shares of common stock available for issuance under the 2002 Plan was 750,000 shares. The number of shares of common stock available for issuance under the 2002 Plan automatically increases on the first trading day of each calendar year beginning 2003 by an amount equal to four and three-quarter percent (4.75%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, provided, however, that no such automatic annual increase may exceed 1,000,000 shares. As a result of this automatic increase provision, an additional 1,000,000, 1,000,000 and 898,081 shares of common stock became available on January 3, 2005, January 2, 2004 and January 2, 2003, respectively, for issuance under the 2002 Plan.

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

As of September 30, 2005, the Company had 5,709,856 shares subject to outstanding options and 2,043,721 shares available for grant.

The following table summarizes activity under the Company’s stock option plans:

Stock options	Shares under option	Weighted average exercise price
Outstanding as of September 30, 2002	7,170,338	$4.35
Options granted	1,867,750	3.31
Options exercised	(556,505)	2.82
Options cancelled	(847,843)	4.07

Outstanding as of September 30, 2003	7,633,740	4.24
Options granted	577,500	7.34
Options exercised	(1,784,347)	4.02
Options cancelled	(455,783)	11.95

Outstanding as of September 30, 2004	5,971,110	4.59
Options granted	1,359,000	3.15
Options exercised	(268,277)	2.36
Options cancelled	(1,351,977)	4.68

Outstanding as of September 30, 2005	5,709,856	$4.33

Exercisable	3,912,830	$4.67

The fair value, based upon the Black-Scholes option valuation model, of the options granted during fiscal years 2005, 2004 and 2003 were $3.15, $6.73 and $3.15, respectively.

The following table summarizes information with respect to the Company’s stock options outstanding at September 30, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of September 30, 2005	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable as of September 30, 2005	Weighted- average exercise price
$ 1.20 – $ 2.45	801,674	7.84	$1.78	602,157	$1.65
2.50 – 3.15	548,318	9.20	2.97	87,804	2.88
3.27 – 3.50	615,324	9.10	3.47	140,524	3.40
3.55 – 3.70	665,642	6.61	3.64	527,240	3.65
3.80 – 3.80	775,000	7.68	3.80	435,940	3.80
3.84 – 4.25	594,240	5.77	4.11	552,553	4.12
4.26 – 5.55	912,066	5.40	5.24	899,754	5.25
5.63 – 7.57	599,462	5.23	6.38	483,634	6.37
7.69 – 44.25	185,730	6.25	13.51	170,824	13.53
48.00 – 48.00	12,400	4.34	48.00	12,400	48.00

	5,709,856	7.00	$4.33	3,912,830	$4.67

1996 Employee Stock Purchase Plan.    In April 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the 1996 Purchase Plan). A total of 3,500,000 shares of common stock were approved for issuance under the 1996 Purchase Plan, and a total of 3,499,920 shares of common stock were issued under the 1996 Purchase Plan as of the final purchase date in March 2005. Employees purchased shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period.

Shares issued under the 1996 Purchase Plan totaled 261,651 in fiscal year 2005, 1,141,324 in fiscal year 2004 and 756,190 in fiscal year 2003.

2005 Employee Stock Purchase Plan.    The Board of Directors adopted the 2005 Employee Stock Purchase Plan (the 2005 Purchase Plan) effective as of January 2005. The Company’s stockholders approved the 2005 Purchase Plan at the annual stockholder meeting in March 2005. The 2005 Purchase Plan supersedes and replaces the 1996 Purchase Plan. A total of 1,225,000 shares of common stock have been approved for issuance under the 2005 Purchase Plan. Employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Shares issued under the 2005 Purchase Plan totaled 180,981 in fiscal year 2005. As of September 30, 2005, 1,044,019 shares were reserved for future issuance under the 2005 Purchase Plan.

Statement of Financial Accounting Standard No. 123R

Information regarding net income and net income per share, as adjusted, is required by SFAS 123R, which requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable while the Company’s employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The per share weighted average estimated fair value for employee stock options granted during fiscal years 2005, 2004 and 2003 was $3.15, $6.73 and $3.15, respectively.

The following are the estimates used to value employee stock options in the Black-Scholes option-pricing model:

	Year ended September 30,
	2005	2004	2003
Expected volatility	350%	345%	174%
Risk-free interest rate	3.63%	2.89%	3.27%
Expected dividend yield	—	—	—
Estimated life	3.7 years	3.3 years	4.0 years

The weighted average estimated fair value of shares issued under the employee stock purchase plan was $3.32 per share during fiscal year 2005, $2.36 during fiscal 2004 and $2.51 during fiscal 2003. These were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Year ended September 30,
	2005	2004	2003
Expected volatility	217%	151%	124%
Risk-free interest rate	3.61%	2.89%	3.38%
Expected dividend yield	—	—	—
Estimated life	2.0 years	2.0 years	2.0 years

The Company recognizes as an expense, using the Black-Scholes option valuation model, the fair value of options and other equity instruments granted to non-employees.

(9)	Commitments and Contingencies

Operating Lease Commitments.    The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year:

	Year ended September 30,
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Property lease obligations	$1,359	$1,394	$1,091	$452	$338	$110	$4,744

Total rental expense for all operating leases amounted to $1.2 million, $1.4 million and $1.6 million for fiscal years 2005, 2004 and 2003, respectively.

Purchase Commitments with Outsourcing Manufacturers and Suppliers.    The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procure component inventory on our behalf based on our production orders. The Company is obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments are reflected in our financial statements as a liability once goods or services have been received or payments related to the obligations become due. At September 30, 2005, purchase commitments totaled $14.0 million.

Litigation.    On December 3, 2004, the United States District Court for the Northern District of California issued an order consolidating previously filed purported class action cases under the name In re Netopia, Inc. Securities Litigation, and appointing lead plaintiffs and plaintiffs’ counsel. On June 29, 2005, the lead plaintiffs filed their consolidated amended complaint. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The consolidated amended complaint alleges that during the purported class period, November 6, 2003 through August 16, 2004, we made false and misleading statements or failed to disclose material facts, and that the market price of our common stock was artificially inflated as a result of such alleged conduct. We believe that we have strong defenses to the claims asserted in the consolidated amended complaint. We intend to defend the case vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

In August 2004, the first of four purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the alleged misstatements described above in connection with the purported class action described above. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. The plaintiffs have not filed their consolidated amended complaint. We believe that we have strong defenses to the claims asserted in the complaints as initially filed. We intend to defend the cases vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

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

On July 22, 2005, we announced that following discussions with the SEC staff, we had made a settlement offer to the SEC to resolve the investigation into our disclosures and accounting practices, primarily related to our restatement of financial statements for the fiscal years ended September 30, 2003 and 2002. Without admitting or denying any wrongdoing, we offered to consent to the entry of an order with respect to violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder. The SEC staff has agreed to recommend that the SEC approve the offer of settlement. The proposed settlement is subject to completion of mutually agreeable settlement language and final approval by the SEC.

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

In January 2005, we were notified by the Occupational Health and Safety Administration (“OSHA”) that we were named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees alleged that we terminated them in retaliation for their participation in the internal accounting review conducted by the audit committee in 2004. On May 11, 2005, following its investigation, OSHA advised us that the complaint was determined to have no merit. On August 31, 2005, the two former employees refiled these claims in the United States District Court for the Northern District of Texas in an action entitled Frankl v. Netopia et al. The complaint names the Company and certain current and former officers and directors as defendants. The plaintiffs will be filing a motion to stay this action. We believe that our defenses to this action are strong and intend to defend it vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

In February 2005, these same two former employees filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division. The complaint named the Company and Alan Lefkof as defendants, and asserted claims for defamation and breach of contract. The plaintiffs have voluntarily dismissed this action.

Defending against the government investigations, the private securities class action, the derivative actions and other litigation matters described above will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigations and the litigation matters described above to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

We are named as a defendant in an action pending in the United States Bankruptcy Court for the Northern District of California entitled E. Lynn Schoenmann, trustee of NorthPoint Communications, Inc. v. Netopia. In this action commenced on January 11, 2003, the trustee of the bankruptcy estate of NorthPoint Communications, Inc. (“NorthPoint”) is seeking to recover approximately $1.2 million that NorthPoint paid to us within the 90 day preference period before NorthPoint filed for bankruptcy in January 2001. NorthPoint’s trustee is claiming that NorthPoint was insolvent at the time it made these payments, and that therefore the payments are recoverable preferences within the meaning of the Bankruptcy Code. We believe that we have defenses to the claims asserted by NorthPoint’s trustee, and we intend to continue to defend ourselves vigorously. We do not believe that the outcome of this lawsuit is likely to harm our business seriously. We currently cannot estimate the extent of the potential damages in this dispute.

In addition to the lawsuits described above, from time to time we are involved in other litigation or disputes that are incidental to the conduct of our business. We are not party to any such other incidental litigation or dispute that in our opinion is likely to seriously harm our business. Legal fees are expensed as incurred.

(10)	Segment, Geographic and Major Customer Information

The Company develops and markets broadband customer premises equipment and remote management software for the management of broadband services and equipment. The Company also develops and provides broadband enabled services and remote management software for enterprises’ technical support, help-desks and personal computers. Our organization is structured in a functional manner. The President and Chief Executive Officer was identified as the Company’s Chief Operating Decision Maker as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker uses for operational decisions and assessing financial performance. The Company’s Chief Operating Decision Maker managed Netopia based primarily on broad functional categories of manufacturing costs, sales and marketing, product development and engineering, administrative. For purposes of making operating decisions and assessing financial performance, the Company’s Chief Operating Decision Maker reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by major customer. Operating expenses, assets, and cash flows are not segregated by product group for purposes assessing financial performance.

The Company generates revenues from two primary groups, (i) broadband equipment and (ii) broadband software and services. Financial information regarding the operating segments was as follows:

	Year ended September 30,
	2005			2004			2003
(in thousands)	Broadband Equipment	Broadband Software and Services	Total	Broadband Equipment	Broadband Software and Services	Total	Broadband Equipment	Broadband Software and Services	Total
Revenues	$94,447	$11,370	$105,817	$85,702	$15,633	$101,335	$67,393	$17,527	$84,920
Cost of revenues	70,692	1,657	72,349	64,403	1,040	65,443	50,153	1,314	51,467

Gross profit	$23,755	$9,713	33,468	$21,299	$14,593	35,892	$17,240	$16,213	33,453
Gross margin %	25%	85%	32%	25%	93%	35%	26%	93%	39%
Unallocated operating expenses			40,894			44,847			41,703

Operating loss			$(7,426)			$(8,955)			$(8,250)

Geographic Information.

The Company sells most of its products through its field sales organization, with a small portion of sales through distributors and resellers. Most of the Company’s sales are to telecommunications carriers and service providers in the United States and Europe through our field sales force. Our field sales force is geographically disbursed within the United States and Europe and we have a sales office in Paris, France. Most of our sales in Europe are to customers in Switzerland and Ireland.

Sales outside of the United States are primarily export sales denominated in United States dollars or Euros. Information regarding the Company’s revenues by geographic region follows:

	Year ended September 30,						Increase (decrease) from prior year
(in thousands)	2005		2004		2003		2005	2004	2003
Europe	$35,186	33%	$36,972	36%	$24,785	29%	(5)%	67%	135%
Other international	2,809	3%	3,121	3%	2,482	3%	(10)%	27%	(6)%

Total international revenues	37,995	36%	40,093	39%	27,267	32%	(5)%	64%	107%
United States	67,822	64%	61,242	61%	57,653	68%	11%	(2)%	16%

Total revenues	$105,817	100%	$101,335	100%	$84,920	100%	4%	19%	35%

The Company has no material operating assets outside the United States.

Customer Information.

The Company’s largest customers are service providers. They include regional, national, and international telecommunications carriers, as well as Internet Service Providers.

Three customers accounted for 10% or more of revenues in fiscal years 2005, 2004 and 2003. Sales to BellSouth Telecommunications, Inc. were approximately 20% and 10% of revenues in fiscal years 2005 and 2004, respectively. Sales to Swisscom AG were approximately 18%, 19%, and 16% of revenues in fiscal years 2005, 2004 and 2003, respectively. Sales to eircom Group plc were approximately 10% of revenues in fiscal year 2005. Sales to AT&T Corporation (formerly SBC Communications Inc.) were approximately 10% and 11% of revenues in fiscal years 2004 and 2003, respectively. Sales to Covad Communication Group, Inc. were approximately 15% of revenues in fiscal year 2003.

The following tables sets forth 2005 and 2004 customer balances accounting for 10% or more of accounts receivable along with such data expressed as a percentage of total accounts receivable:

(in thousands)	September 30, 2005
Swisscom	$3,326	21%
BellSouth	2,612	16%
eircom	1,682	10%

(in thousands)	September 30, 2004
Swisscom	$3,565	20%
BellSouth	2,229	13%
eircom	1,947	11%
AT&T	1,778	10%

(11)	Long-Term Investments

In fiscal year 2001, the Company purchased $2.0 million of Series D Preferred stock in MegaPath Networks Inc. (MegaPath). In fiscal year 2002, the Company purchased $0.4 million of Series E Preferred Stock in MegaPath. In fiscal year 2003, MegaPath completed an additional round of financing in which the Company invested $26,000. The Company owns approximately 2.4% of MegaPath. MegaPath offers high-speed DSL access and eCommerce and Web hosting services to small and medium size businesses. During fiscal year 2005, Megapath purchased $0.1 million of the Company’s products directly from the Company. Most of Megapath’s purchases of the Company’s products during 2005 were through an independent distributor. In fiscal years 2004 and 2003, MegaPath purchased $1.3 million and $1.3 million, respectively, of the Company’s products. In fiscal year 2002, the Company recorded a $1.4 million impairment write-down to the carry value of its investment in MegaPath. Although there is no public market for MegaPath’s stock, management of the Company believes that the market value of its investment in MegaPath is not less than the Company’s approximately $1.0 million carrying value at September 30, 2005.

In fiscal year 2000, the Company purchased $2.0 million of Series C Preferred Stock in Everdream Corporation (Everdream). Everdream provides outsourced information technology expertise, products and services that enable small and medium size businesses to focus on their core competencies. In fiscal year 2002, the Company recorded a $1.5 million impairment write-down to the carry value of its investment in Everdream. In fiscal year 2003, the Company recorded a $0.5 million impairment write-down, fully writing-off the remaining carry value of the Company’s investment in Everdream.

(12)	Restructuring Costs

During the year ended September 30, 2005, the Company recorded a restructuring charge of $40,000, primarily consisting of employee termination costs, wind down costs associated with the closure of a sales office in the Netherlands and additional wind down costs associated with the closure of the software research and development facility in Germany in the quarter ended September 30, 2004.

During the year ended September 30, 2004, the Company recorded a restructuring charge of approximately $500,000, primarily consisting of employee termination costs, wind down costs associated with the closure of the German facility.

During the year ended September 30, 2003, the Company recorded a restructuring charge of $0.4 million, primarily consisting of employee severance benefits resulting from a reduction in the Company’s workforce.

The restructuring accrual activity is summarized below:

(in thousands)	Severance and Related Charges	Facilities	Fixed Asset Write-off	Totals
Accrued liabilities at September 30, 2002	$—	$—	$—	$—
Restructuring charges	395			395
Amount paid	(380)			(380)

Accrued liabilities at September 30, 2003	15	—	—	15
Restructuring charges	458	27	49	534
Amount paid	—	—	—	—
Non-cash charges	—	—	(49)	(49)

Accrued liabilities at September 30, 2004	473	27	—	500
Restructuring charges	40	—	—	40
Amount paid	(513)	(27)	—	(540)

Accrued liabilities at September 30, 2005	$—	$—	$—	$—

(13)	Credit Facility

The Company amended its credit facility agreement with Silicon Valley Bank, effective June 27, 2005. Under the amended credit facility, the credit limit is $10 million, the interest rate is Silicon Valley Bank’s prime rate, the term or maturity date is June 27, 2007. The amended credit facility contains financial covenants related to liquidity and net worth as well as other nonfinancial covenants. Covenants require that the Company maintain an adjusted quick ratio (described below) of 1.25 and the credit facility will be subject to formula based credit limits if the adjusted quick ratio falls below 1.50. Covenants included in an a subsequent amendment effective September 30, 2005 also require the Company to maintain a minimum tangible net worth of $28 million for September 2005, subsequently the minimum declines every few months to $24 million for September 2006 and thereafter, unless reset. The facility is secured by substantially all of the assets of the Company. The adjusted quick ratio is the ratio of (i) the Company’s unrestricted cash, cash equivalents and investments maintained at Silicon Valley Bank plus net receivables to (ii) the Company’s current liabilities plus the outstanding principal amount of any borrowings under the facility less deferred revenues. The Company may borrow under the credit facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. As of September 30, 2005, the Company was in compliance with the covenants and had access to approximately $9.5 million of the credit facility, and had no outstanding borrowings and approximately $500,000 of outstanding letters of credit.

On February 25, 2003, Silicon Valley Bank made two term loans to the Company with a combined original principal amount of $0.5 million. The principal was payable in twenty-four equal monthly payments of principal in the amount of $20,833 per month, commencing on March 1, 2003 and continuing until paid in full. As of September 30, 2004 the remaining balance of $104,167 was recorded as a current liability on the Company’s Consolidated Balance Sheet. The loans were fully repaid in fiscal year 2005.

(14)	Other Income (Loss), Net

Other income (loss), net consists of interest income the Company earns on its cash, cash equivalents and short-term investments, interest expense related to the Company’s borrowing under its credit facility, and realized and unrealized gains and losses on foreign currency transactions. The following table summarizes the Company’s other income (loss), net:

	Year ended September 30,
(in thousands)	2005	2004	2003
Interest income	$519	$199	$183
Interest expense	(25)	(34)	(161)
Other income (expense)	(135)	59	(117)

Total other income (loss), net	$359	$224	$(95)

(15)	Subsequent Event

In December 2005, the Company received from a directors’ and officers’ liability insurance policy approximately $0.3 million for reimbursement of legal expenses incurred. The reimbursement was recorded as a reduction of general and administrative expense in the period received in accordance with the Company’s accounting policy.

(16)	Quarterly Financial Information

The following table sets forth certain unaudited quarterly results of operations data for the twelve quarters ended September 30, 2005. This data has been derived from our unaudited interim Consolidated Financial Statements that, in our opinion, include all adjustments necessary for a fair presentation of such information.

When reading this information, you also should read Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K.

	(Unaudited) Quarter Ended
(in thousands, except per share amounts)	Sept. 30	June 30	March 31	Dec. 31	Total
Fiscal year 2005
Revenues	$23,447	$27,829	$25,223	$29,318	$105,817
Gross profit	8,044	8,385	8,232	8,807	33,468
Business restructuring	(58)	—	98	—	40
Net loss	(1,348)	(2,312)	(1,832)	(1,641)	(7,133)
Basic and diluted net loss per common share	(0.05)	(0.09)	(0.07)	(0.07)	(0.28)

Fiscal year 2004
Revenues	$25,835	$25,434	$21,757	$28,309	$101,335
Gross profit	7,778	8,110	8,653	11,351	35,892
Business restructuring	534	—	—	—	534
Goodwill impairment	465	—	—	—	465
Net loss	(6,085)	(2,276)	(1,612)	1,164	(8,809)
Basic net income (loss) per common share	(0.25)	(0.09)	(0.07)	0.05	(0.37)
Diluted net income (loss) per common share	(0.25)	(0.09)	(0.07)	0.04	(0.37)

Fiscal year 2003
Revenues	$24,916	$21,832	$18,861	$19,311	$84,920
Gross profit	10,074	8,420	6,989	7,970	33,453
Business restructuring	(77)	130	—	342	395
Net loss	51	(1,379)	(3,600)	(3,937)	(8,865)
Basic and diluted net loss per common share	—	(0.07)	(0.19)	(0.21)	(0.45)

Schedule—Valuation and Qualifying Accounts

	Allowance for
(in thousands)	Doubtful Accounts	Returns
Balance, September 30, 2002	$105	$474
Charges to expense	97	223
Deductions	(78)	(631)

Balance, September 30, 2003	124	66
Charges to expense	111	336
Deductions	(151)	(258)

Balance, September 30, 2004	84	144
Charges to expense	72	308
Deductions	(87)	(377)

Balance, September 30, 2005	$69	$75

(in thousands)	Reserve for Excess and Obsolete Inventory
Balance, September 30, 2002	$1,200
Charges to expense	417
Deductions	(586)

Balance, September 30, 2003	1,031
Charges to expense	1,008
Deductions	(247)

Balance, September 30, 2004	1,792
Charges to expense	275
Deductions	(299)

Balance, September 30, 2005	$1,768

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, and regulations promulgated thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Internal Framework. Based on its assessment using those criteria, our management concluded that, as of September 30, 2005, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report that appears under “Item 8. Financial Statements and Supplementary Data”.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of fiscal year 2005, in connection with our ongoing review of our internal control over financial reporting, we implemented changes to strengthen access controls to sensitive financial systems, subsystems and data, to improve our documentation of significant transactions and to improve our documentation of testing of financial application changes. Other than these changes, there has been no change in our internal control over financial reporting identified in connection with our evaluation of our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The information required by this item relating to our directors and nominees is included under the caption “Proposal No. 1: Election of Directors” in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2005.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on the Company’s review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company’s executive officers, directors and more than 10% stockholders were complied with during fiscal year 2005.

Code of Ethics

We have adopted a code of business conduct and ethics applies to all directors, officers and employees, and certain additional portions of the policy apply to all executive and senior financial officers. A copy of the Company’s Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2003. In addition, the Company’s Code of Business Conduct and Ethics is publicly available on the Company’s website at http://media.corporate-ir.net/media_files/nsd/ntpa/corpgov/codeofethics0703.pdf.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation and Other Matters” in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the indemnification provisions of our By-Laws and our Amended and Restated Certificate of Incorporation, as well as indemnification agreements entered into between us and our officers and directors, we have been paying the legal fees and expenses of certain officers and directors that have been incurred in connection with the SEC investigation and related class action lawsuits, subject to undertakings by each individual to reimburse such amounts in the event it is ultimately determined that such individual not entitled to indemnification under such provisions and agreements. The following is a list of the Company’s officers and directors that have received advancement of their legal fees in excess of $60,000 for the fiscal year ended September 30, 2005 and the amount advanced as of such date: (a) Director, President and Chief Executive Officer Alan B. Lefkof: $265,625; (b) Senior Vice President, General Counsel and Secretary David A. Kadish: $356,514; (c) Directors Harold S. Wills and Howard T. Slayen, jointly: $196,514. These amounts were included in the legal costs in our general and administrative expenses for the fiscal year ended September 30, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the section captioned “Audit Fees” in our Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)	See Item 8 in Part II of this Annual Report on Form 10-K, Financial Statements and Supplementary Data, for an index to the consolidated financial statements and supplementary financial information filed on this Form 10-K.

(b)	During the three months ended September 30, 2005, we filed the following reports on Form 8-K:

•	On July 26, 2005, we filed a Current Report on Form 8-K, reporting Items 2 and 9.01, reporting our financial results for the third fiscal quarter ended June 30, 2004, as well as certain other information.

•	On July 22, 2004, we filed a Current Report on Form 8-K, reporting Items 8.01 and 9.01, reporting our announcement that we submitted an offer of settlement to the staff of the Division of Enforcement of the Securities and Exchange Commission to resolve a pending, previously-disclosed investigation into the Company’s disclosures and accounting practices, as well as certain other information.

(c)	Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference. You may obtain copies of such exhibits directly from us upon request.

Exhibit Number	Description

3.1(a)	Restated and Amended Certificate of Incorporation

3.2(a)	Restated and Amended Bylaws of the Registrant

3.3(b)	Certificate of Ownership and Merger (Corporate Name Change)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2(a)	Amended and Restated Investor Rights Agreement, dated March 27, 1992, among the Registrant and the Investors and Founders named therein, as amended

10.1(a)	Form of Indemnification Agreement entered into between the Registrant and it Directors and Officers

10.2(a)	1996 Stock Option Plan and forms of agreements thereunder

10.3(b)	1996 Employee Stock Purchase Plan

10.4(c)	Office Lease Agreement between the Company and WHLW Real Estate Limited Partnership, dated May 1, 1997

Exhibit Number	Description

10.5(c)	Real Property Lease Extension Agreement between the Company and Bobwhite Meadow, L.P., dated March 1, 1996

10.6(d)	2000 Stock Incentive Plan and forms of agreements thereunder

10.7(e)	Agreement and Plan of Merger and Reorganization among Netopia, Inc., Amazon Merger Corporation, Cayman Systems, Inc., Certain Holders of Convertible Subordinated Promissory Notes and Richard Burnes, as Security Holders’ Representative, dated as of September 19, 2001
10.8(f)	Netopia, Inc. 2002 Equity Incentive Plan; as adopted by the Netopia Board of Directors on December 13, 2001 and approved by the Netopia shareholders on January 30, 2002, and forms of agreements thereunder

10.9(g)	Silicon Valley Bank Loan and Security Agreement entered into on June 27, 2002

10.10(h)	Office Lease Agreement dated December 9, 2002 between the Company and Christie Avenue Partners—JS

10.11(i)	Limited Waiver and Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on June 12, 2003

10.12(j)	Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on November 26, 2003

10.13(k)	Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on December 29, 2004

10.14(l)	2005 Employee Stock Purchase Plan

10.15(m)	Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on June 27, 2005

10.16(m)	Amended and Restated Schedule to Loan and Security Agreement entered into between Silicon Valley Bank and Netopia, Inc. on June 27, 2005

10.17	Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on September 30, 2005

11.1	Reference is made to Note 1 of Notes to Consolidated Financial Statements

14.1(n)	Code of Business Conduct and Ethics

23.1	Consent of Burr Pilger & Mayer LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868).
(b)	Incorporated by reference to our Form S-8 as filed on February 25, 2004.
(c)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 1997.
(d)	Incorporated by reference to our Form S-8 as filed on December 8, 2000.
(e)	Incorporated by reference to our Form 8-K as filed on October 17, 2001.
(f)	Incorporated by reference to our Form S-8 as filed on May 2, 2003.

(g)	Incorporated by reference to our Form 10-Q as filed on August 14, 2002.
(h)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2002.
(i)	Incorporated by reference to our Form 10-Q as filed on August 1, 2003.
(j)	Incorporated by reference to our Form 10-Q as filed on February 17, 2004.
(k)	Incorporated by reference to our Form 10-Q as filed on February 9, 2005.
(l)	Incorporated by reference to our Form S-8 as filed on March 18, 2005.
(m)	Incorporated by reference to our Form 10-Q as filed on August 9, 2005.
(n)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, in the City of Emeryville, State of California on this 16th day of December 2005.

By:	/s/ Alan B. Lefkof
Alan B. Lefkof President and Chief Executive Officer

By:	/s/ Charles Constanti
Charles Constanti Vice President and Chief Financial Officer (Principal Accounting Officer)

Dated: December 16, 2005

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Alan B. Lefkof and Charles Constanti as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the form 10-K) with the United States Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report.

Signature	Title	Date

/s/ Harold S. Wills Harold S. Wills	Chairman of the Board of Directors	December 16, 2005

/s/ J. Francois Crepin J. Francois Crepin	Director	December 16, 2005

/s/ Reese M. Jones Reese M. Jones	Director	December 16, 2005

/s/ David F. Marquardt David F. Marquardt	Director	December 16, 2005

/s/ Howard T. Slayen Howard T. Slayen	Director	December 16, 2005

/s/ Robert Lee Robert Lee	Director	December 16, 2005