Form 10-Q
period 2005-12-31
NETOPIA INC
filed 2006-02-09
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☑                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☑

As of February 7, 2006, there were 25,711,104 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETOPIA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2005	September 30, 2005 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,465	$22,234
Trade accounts receivable, net of allowances for doubtful accounts of $140 and $144, respectively	14,436	16,208
Inventories	7,418	8,718
Prepaid expenses and other current assets	1,472	1,102

Total current assets	45,791	48,262
Property and equipment, net	2,511	2,623
Acquired technology and other intangible assets, net	2,044	2,369
Goodwill	1,668	1,668
Long-term investments	1,032	1,032
Deposits and other assets	441	481

TOTAL ASSETS	$53,487	$56,435

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	10,278	12,525
Accrued compensation	2,115	1,890
Accrued liabilities	2,658	2,772
Deferred revenue	3,252	2,946
Other current liabilities	84	75

Total current liabilities	18,387	20,208
Long-term liabilities:
Deferred revenues, long term	182	109
Other long-term liabilities	224	246

TOTAL LIABILITIES	18,793	20,563

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 25,469,173 and 25,428,412 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	25	25
Additional paid-in capital	169,394	168,075
Accumulated Comprehensive Income	40	45
Accumulated deficit	(134,765)	(132,273)

Total stockholders’ equity	34,694	35,872

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,487	$56,435

(1)	Derived from the audited consolidated balance sheet dated September 30, 2005 included in Netopia’s Annual Report on 10-K for the fiscal year ended September 30, 2005.

See accompanying notes.

NETOPIA, INC.

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2005	2004
REVENUES:
Broadband equipment	$21,051	$26,197
Broadband software and services	2,847	3,121

Total revenues	23,898	29,318

COST OF REVENUES:
Broadband equipment	14,511	19,945
Broadband software and services	528	266
Amortization of acquired technology	300	300

Total cost of revenues	15,339	20,511

GROSS PROFIT	8,559	8,807

OPERATING EXPENSES:
Research and development	3,929	3,206
Selling and marketing	4,853	5,085
General and administrative	2,419	2,195
Amortization of intangible assets	—	86

Total operating expenses	11,201	10,572

OPERATING LOSS	(2,642)	(1,765)
Other income, net	164	148
Provision for income taxes	14	24

NET LOSS	$(2,492)	$(1,641)

Per share data, net loss:
Basic and diluted net loss per share	$(0.10)	$(0.07)
Common shares used in the per share calculations	25,450	24,748

See accompanying notes. Net income for the first quarter of fiscal year 2006 included stock-based compensation expense of $1,214,000 under Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment.” There was no stock-based compensation expense under SFAS 123, “Accounting for Stock-Based Compensation,” in the first quarter of fiscal year 2005 because the Company did not adopt the recognition provisions of SFAS 123. Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Condensed Consolidated Financial Statements in the Form 10-Q for the first quarter of fiscal year 2005 was $3.0 million or a loss of $0.12 per basic and diluted share. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

NETOPIA, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,492)	$(1,641)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	771	981
Stock-based compensation related to employee stock options and employee stock purchases	1,231	—
Changes in allowance for doubtful accounts	(4)	—
Restructure costs	—	(439)
Changes in operating assets and liabilities:
Trade receivables	1,777	275
Inventories	1,300	(1,044)
Prepaid expenses and other assets	(371)	256
Accounts payable and accrued liabilities	(2,136)	3,486
Deferred revenues	379	—
Other liabilities	(13)	(1,539)

Net cash provided by operating activities	442	335

Cash flow from investing activities:
Purchase of property, equipment and capitalized software	(294)	(495)

Net cash used in investing activities	(294)	(495)

Cash flow from financing activities:
Principal payments on short term loan	—	(62)
Proceeds from the issuance of common stock	88	114

Net cash provided by financing activities	88	52

Effect of changes in foreign exchange rates	(5)	(27)
Net increase (decrease) in cash and cash equivalents	231	(135)
Cash and cash equivalents at the beginning of period	22,234	23,973

Cash and cash equivalents at the end of the period	$22,465	$23,838

See accompanying notes.

Netopia, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Unaudited

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Three Months Ended December 31, 2004:
Balance, September 30, 2004	24,717,503	$25	$166,245	$(125,140)	$—	$41,130
Exercise of stock options	71,110		114			114
Net loss				(1,641)		(1,641)
Translation reserve					(27)	(27)

Comprehensive loss						(1,668)

Balance, December 31, 2004	24,788,613	25	166,359	(126,781)	(27)	39,576

Three Months Ended December 31, 2005:
Balance, September 30, 2005	25,428,412	25	168,075	(132,273)	45	35,872
Exercise of stock options	40,761		88			88
Stock based compensation expense related to employee stock options and employee stock purchases			1,231			1,231
Net loss				(2,492)		(2,492)
Translation reserve					(5)	(5)

Comprehensive loss						(2,497)

Balance, December 31, 2005	25,469,173	$25	$169,394	$(134,765)	$40	$34,694

See accompanying notes.

NETOPIA, INC.

Notes to Condensed Consolidated Financial Statements

(1)	Description of Business

Netopia, Inc. (the “Company”) is a developer and provider of high performance broadband customer premises networking equipment and carrier-class software for the remote management of broadband services and end point equipment. The Company also develops and provides broadband enabled services and remote management software for enterprises’ technical support, help-desks and personal computers.

(2)	Summary of Significant Accounting Policies

Fiscal Year: The Company’s fiscal year is the 12-months ended September 30.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the three month period ended December 31, 2005. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006 (“fiscal year 2006”).

Stock-Based Compensation: On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values.

The Company adopted SFAS 123(R) using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123(R). The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting SFAS 123(R), companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), the Company was not required to estimate forfeitures in expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123(R) requires an estimate of forfeitures and upon adoption the Company changed methodology to include an estimate of forfeitures. The adoption of SFAS 123(R) had no effect on cash flows from operating activities.

Per Share Calculations: Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares consist of employee stock options, which in aggregate were approximately 6.1 million options outstanding at December 31, 2005.

Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Estimates are used for revenue recognition, allowance for doubtful accounts and sales returns, reserves for excess and obsolete inventory, warranty costs, investment impairments, income taxes, service costs, and loss contingencies, among others. The actual results experienced by the Company may differ materially from management’s estimates.

Reclassifications: Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Fair Value of Financial Instruments: The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

(3)	Goodwill and Purchased Intangible Assets

Goodwill: The Company’s goodwill resulted from the acquisitions of JadeSail in October 2003 and WebOrder in March 2000, each of which became part of to the broadband software and services segment.

Purchased Intangibles: At December 31, 2005, the Company’s purchased intangible assets consisted of developed product technology and a marketing agreement. The table below presents details of the Company’s purchased intangible assets. The Company’s purchased intangible assets are allocated primarily to the broadband equipment segment.

(in thousands)	Technology	Marketing Agreement	Total
Balance, September 30, 2005	2,232	137	2,369
Amortization	(300)	(25)	(325)

Balance, December 31, 2005	$1,932	$112	$2,044

The Company’s purchased intangible assets are estimated to be almost fully amortized by the end of fiscal year 2007. Estimated future amortization is $975,000 in the remaining nine months of fiscal year 2006; and $1,020,000 and $49,000, in fiscal years 2007 and 2008, respectively.

(4)	Inventories

At December 31, 2005 and September 30, 2005, inventories consisted of the following:

(in thousands)	December 31, 2005	September 30, 2005
Raw materials	$934	$1,783
Work in process	820	43
Finished goods	5,664	6,892

Total	$7,418	$8,718

(5)	Property and Equipment

At December 31, 2005 and September 30, 2005, property and equipment consisted of the following:

(in thousands)	December 31, 2005	September 30, 2005
Computers	$7,240	$7,064
Machinery and equipment	3,418	3,415
Furniture and fixtures	1,684	1,684
Manufacturing tooling	1,378	1,310
Leasehold improvements	392	376

	14,112	13,849
Less: accumulated deprecation	(11,601)	(11,226)

Total	$2,511	$2,623

(6)	Warranty Liability

Warranty liability is recorded as a component of accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. For the Company’s broadband equipment products, the Company generally provides a one-year warranty to domestic purchasers and a two-year warranty to European purchasers. The Company generally does not offer a warranty on its broadband software and services products. The Company accrues for its estimated product warranty costs at the time of shipment. Product warranty costs are estimated based upon the Company’s historical experience.

The following table summarizes the activity related to the product warranty liability:

	Three Months Ended December 31,
(in thousands)	2005	2004
Balance at beginning of period	$310	$140
Utilized	(58)	(65)
Charges to costs and expenses	25	95

Balance at end of period	$277	$170

(7)	Stock Option Plans

The Company has three share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. Stock options generally vest over service periods that range from 2 to 4 years. We also have an employee stock purchase plan for all eligible employees.

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

2000 Stock Incentive Plan. In October 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan) providing for issuance of non-statutory options and restricted stock to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. Options and restricted stock awards granted under the 2000 Plan are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The 2000 Plan is not a stockholder approved stock option plan and is intended to comply with the exception for broadly based option plans in which a majority of the participants are rank and file employees not officers or directors, and a majority of the grants are made to such employees. Only nonqualified stock options that do not qualify as incentive stock options within the meaning of Section 422(b) of the Code may be granted under this Plan. The Board of Directors or the Compensation Committee will determine the exercise price of an option when the option is granted and may be not less than the par value of the shares on the date of grant. Officers and directors will not receive any additional awards under the 2000 Plan. A restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions. The purchase price of shares sold pursuant to a restricted stock award will be determined by the Compensation Committee on the date the restricted stock award is granted and may be not less than the par value of the shares on the date of grant. Restricted stock awards shall be subject to such restrictions as the Board of Directors or the Compensation Committee may impose. As of December 31, 2005, there were no restricted stock awards granted under the 2000 Plan.

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

The initial number of shares of common stock available for issuance under the 2002 Plan was 750,000 shares. The number of shares of common stock available for issuance under the 2002 Plan automatically increases on the first trading day of each calendar year beginning 2003 by an amount equal to four and three-quarter percent (4.75%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, provided, however, that no such automatic annual increase may exceed 1,000,000 shares. As a result of this automatic increase provision, an additional 1,000,000, 1,000,000, 1,000,000 and 898,081 shares of common stock became available on January 3, 2006, January 3, 2005, January 2, 2004 and January 2, 2003, respectively, for issuance under the 2002 Plan.

Automatic Option Grant Programs in Stock Option Plans. Amendments to the Company’s Automatic Option Grant Programs that are included in the 1996 Stock Option Plan and 2002 Equity Incentive Plan to increase the number of options granted to non-employee directors of the Company were approved at the Company’s Annual Meeting of Stockholders in January 2003. As amended, the Automatic Option Grant Programs provide that each non-employee director who is first elected or appointed on or after the date of the 2003 Annual Meeting of Stockholders will receive the grant of an option to purchase 50,000 shares of common stock. This initial grant vests ratably over a four year period, subject to continued service as a director. The Automatic Option Grant Programs also provide for the grant on the date of each annual stockholder meeting beginning with the 2003 Annual Meeting of Stockholders of (a) an option to purchase 15,000 shares of common stock to each non-employee director, and (b) an additional option to purchase 5,000 shares of common stock to each non-employee director who is a member of the Audit Committee of the Company’s Board of Directors. The automatic annual grant vests one year after the grant date, subject to continued service as a director.

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Accordingly, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is accounted for as an expense and an addition to equity. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation”.

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation was reflected in net loss for the period ended December 31, 2004, because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Impact of adoption of SFAS 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Accordingly, during the three months ended December 31, 2005, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended December 31, 2005, which was allocated as follows:

(in thousands)	Three Months Ended December 31, 2005
Cost of revenues – broadband equipment	$29
Research and development	548
Selling and marketing	226
General and administrative	411

Stock-based compensation expense included in operating expenses	1,185

Stock-based compensation expense included in net loss	$1,214

The table below reflects basic and diluted net loss per share for the three months ended December 31, 2005 compared with the pro forma information for the three months ended December 31, 2004 (in thousands except per-share amounts):

Three Months Ended December 31,	2005	2004
Net loss - as reported for the prior period	N/A	$(1,641)
Stock-based compensation expense related to employee stock options and employee stock purchases	$1,214	$1,371
Net loss, including the effect of stock-based compensation expense	$(2,492)	$(3,012)

Basic and diluted loss per share – as reported for the prior period	N/A	$(0.07)

Basic and diluted loss per share, including the effect of stock-based compensation	$(0.10)	$(0.12)

As of October 1, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $5.7 million before estimated forfeitures. In the Company’s pro forma disclosure prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of October 1, 2005, the Company estimated that the stock based compensation awards not expected to vest was $0.9 million, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to $4.8 million after forfeitures.

During the three months ended December 31, 2005, the Company granted 525,000 stock options with an estimated total grant-date fair value of $1.4 million. Of this amount, the Company estimated that the stock-based compensation for awards not expected to vest was $0.1 million.

During the three months ended December 31, 2005, the Company recorded stock-based compensation related to stock options of $0.9 million.

As of December 31, 2005, the unrecorded deferred stock-based compensation balance related to stock options was $4.8 million net of estimated forfeitures and will be recognized over an estimated weighted average 3.65 years. The amount of stock based compensation capitalized as inventory on December 31, 2005 was $17,000. The Company elected not to capitalize any stock-based compensation to inventory at October 1, 2005 when the provisions of SFAS 123(R) were initially adopted.

Stock Option Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following estimates:

Three Months Ended December 31,	2005	2004
Expected life (in years)	3.09	3.28
Expected volatility	227%	345%
Risk-free interest rate	4.35	3.25
Expected dividend yield	—	—

The Black-Scholes weighted average fair value of employee stock options granted during the three months ended December 31, 2005 and 2004 was $2.59 and $2.74, respectively

The following table summarizes activity under the Company’s stock option plans:

Stock options	Shares under Options	Weighted average exercise price
Outstanding as of September 30, 2005	5,709,856	$4.33
Options granted	525,000	2.68
Options exercised	(40,761)	2.17
Options cancelled	(45,734)	3.84

Outstanding as of December 31, 2005	6,148,361	4.20
Exercisable as of December 31, 2005	4,096,612	$4.64

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted were estimated at the date of grant using the following weighted average assumptions:

Three Months Ended December 31,	2005	2004
Expected life (in years)	0.5 to 2	0.5 to 2
Expected volatility	227%	202%
Risk-free interest rate	4.35	3.49
Expected dividend yield	—	—

(8)	Commitments and Contingencies

Operating Lease Commitments. The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2006 amount is for nine months remaining in the fiscal year):

	Year ended September 30,
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Property lease obligations	$1,021	$1,394	$1,091	$452	$338	$110	$4,406

Purchase Commitments with Outsourcing Manufacturers and Suppliers. The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procure component inventory on our behalf based on our production orders. The Company is obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments are reflected in our financial statements as a liability once goods or services have been received or payments related to the obligations become due. At December 31, 2005, purchase commitments totaled $17.5 million.

Foreign Currency Derivatives. The Company has entered into foreign currency forward contracts to hedge foreign currency denominated receivables. Forward contracts involve agreements to sell foreign currency at specified rates at future dates. The following table presents the carrying amount (which approximates fair value) of currency exchange forward contracts:

	December 31, 2005			September 30, 2005
(Carrying amount in thousands) Principal (notional) amounts in U.S. dollars:	Carrying Amount	Spot Rate	Settlement Date	Carrying Amount	Spot Rate	Settlement Date
Currency exchange forward contract	$1,896	1.185	Jan-06	$2,148	1.211	Oct-05

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

In January 2005, we were notified by the Occupational Health and Safety Administration (“OSHA”) that we were named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees alleged that we terminated them in retaliation for their participation in the internal accounting review conducted by the audit committee in 2004. On May 11, 2005, following its investigation, OSHA advised us that the complaint was determined to have no merit. On August 31, 2005, the two former employees refiled these claims in the United States District Court for the Northern District of Texas in an action entitled Frankl v. Netopia et al . The complaint names the Company and certain current and former officers and directors as defendants. The plaintiffs will be filing a motion to stay this action. We believe that our defenses to this action are strong and intend to defend it vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

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

We were named as a defendant in an action in the United States Bankruptcy Court for the Northern District of California entitled E. Lynn Schoenmann, trustee of NorthPoint Communications, Inc. v. Netopia. In this action, the trustee of the bankruptcy estate of NorthPoint Communications, Inc. (“NorthPoint”) sought to recover approximately $1.2 million that NorthPoint paid to us within the 90-day preference period before NorthPoint filed for bankruptcy in January 2001. In January 2006, we agreed to settle this action by making a payment to the plaintiff in the amount $300,000 in consideration of a release of all claims. The settlement was recorded as an expense in the three months ended December 31, 2005.

In addition to the lawsuits described above, from time to time we are involved in other litigation or disputes that are incidental to the conduct of our business. We are not party to any such other incidental litigation or dispute that in our opinion is likely to seriously harm our business. Legal fees are expensed as incurred.

(9)	Segment, Geographic and Major Customer Information

Segment Information: The Company generates revenues from two primary groups, (i) broadband equipment and (ii) broadband software and services. Financial information regarding the operating segments was as follows:

	Three months ended December 31,
	2005			2004
(in thousands)	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
Revenues	$21,051	$2,847	$23,898	$26,197	$3,121	$29,318
Cost of revenues	14,799	540	15,339	20,233	278	20,511

Gross profit	6,252	2,307	8,559	5,964	2,843	8,807
Gross margin	30%	81%	36%	23%	91%	30%
Unallocated operating expenses			11,201	—	—	10,572

Operating loss			$(2,642)			$(1,765)

Geographic Information: The Company sells most of its products through its field sales organization, with a small portion of sales through distributors and resellers. Most of the Company’s sales are to telecommunication carriers and service providers in the United States and Europe through our field sales force. Our field sales force is geographically disbursed within the United States and Europe and we have a sales office in Paris, France. Most of our sales in Europe are to customers in Switzerland and Ireland.

Sales outside of the United States are primarily export sales denominated in United States Dollars or Euros. Information regarding the Company’s revenues by geographic region was as follows:

	Three months ended December 31,
(in thousands)	2005		2004
Europe	$8,722	36%	$9,121	31%
Other international	443	2%	906	3%

Total international revenue	9,165	38%	10,027	34%
United States	14,733	62%	19,291	66%

Total revenues	$23,898	100%	$29,318	100%

The Company has no material operating assets outside the United States.

Customer Information: The Company’s largest customers are service providers. They include regional, national, and international telecommunications carriers, as well as Internet Service Providers.

Four customers accounted for 10% or more of revenues in the three months ended December 31, 2005 and two customers accounted for 10% or more of revenues in the three months ended December 31, 2004. Sales to BellSouth Telecommunications, Inc. were approximately 17% and 24% of revenues in the three months ended December 31, 2005 and 2004, respectively. Sales to Swisscom AG were approximately 21% and 14% of revenues in the three months ended December 31, 2005 and 2004, respectively. Sales to eircom Group plc were approximately 12% of revenues in the three months ended December 31, 2005. Sales to AT&T Corporation were approximately 10% of revenues in the three months ended December 31, 2005.

The following tables sets forth December 31, 2005 and September 30, 2005 customer balances accounting for 10% or more of accounts receivable along with such data expressed as a percentage of total accounts receivable:

(in thousands)	December 31, 2005
Swisscom	$3,466	24%
eircom	$2,386	17%
Bellsouth Telecommunications	$1,671	12%

(in thousands)	September 30, 2005
Swisscom	$3,326	21%
BellSouth Telecommunications	$2,612	16%
eircom	$1,682	10%

(10)	Credit Facility

Under the Company’s amended credit facility agreement with Silicon Valley Bank, the credit limit is $10 million, the interest rate is Silicon Valley Bank’s prime rate, and the term or maturity date is June 27, 2007. The amended credit facility contains financial covenants related to liquidity and net worth as well as other nonfinancial covenants. Covenants require that the Company maintain an adjusted quick ratio (described below) of 1.25 and the credit facility will be subject to formula based credit limits if the adjusted quick ratio falls below 1.50. Covenants also require the Company to maintain a minimum tangible net worth of $28 million at September 30, 2005; subsequently the minimum tangible new worth declines every few months to $24 million at September 30, 2006 and thereafter, unless reset. The facility is secured by substantially all of the assets of the Company. The adjusted quick ratio is the ratio of (i) the Company’s unrestricted cash, cash equivalents and investments maintained at Silicon Valley Bank plus net receivables to (ii) the Company’s current liabilities plus the outstanding principal amount of any borrowings under the facility less deferred revenues. The Company may borrow under the credit facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. As of December 31, 2005, the Company was in compliance with the covenants, had access to approximately $9.5 million of the credit facility, had no outstanding borrowings and approximately $500,000 of outstanding letters of credit.

(11)	Other Income, Net

Other income, net primarily consisted of interest income earned on cash and cash equivalents, interest expense related to the credit facility and term loans, and gains and realized and unrealized gains and losses on foreign currency transactions. The following table summarizes the Company’s other income, net:

	Three Months Ended December 31,
(in thousands)	2005	2004
Interest income	$219	$92
Interest expense	(11)	(3)
Other income (expense)	(44)	59

Total other income, net	$164	$148

PART I — FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

We are a developer and provider of high performance broadband customer premises networking equipment and carrier-class software for the remote management of broadband services and end point equipment. We also develop and provide broadband enabled services and remote management software for enterprises’ technical support, help-desks and personal computers.

Our broadband equipment includes modems, routers and gateways, and related accessories for use at the premises. Our equipment enables advance high-speed broadband access and services. DSL technologies and standards used to transmit data over copper lines, including integrated wireless (or Wi-Fi) access, are a technology focus for our equipment. The largest customers for our equipment are telecommunications carriers. These customers deploy our equipment at their broadband customers’ premises, including residences and distributed businesses.

Our management software enables carriers to remotely manage our gateways, as well as gateways from third party suppliers, and to deploy new broadband services. Our software enables broadband service providers and enterprises to remotely respond to service problems and calls and to automate the maintenance of the gateways and broadband services. Our solution also provides for the efficient delivery of value added services. NBBS, or Netopia Broadband Server, is the brand name for our remote management software, which we license on both a server license and hosted basis.

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

Our broadband equipment is manufactured by outsourced manufacturers in Thailand, China and Mexico. The components included in our equipment are high-quality industry standard components provided by leading vendors. We work closely with the providers of silicon chips, circuits and switches, antennae and other high-technology components in the development of our products. We develop and maintain the embedded software called firmware included in our equipment.

The markets in which we compete are highly competitive. We continuously strive to make advances and compete based on forward-looking technology and service innovations, superior performance and quality, and by identifying solutions and opportunities for our customers to attract and retain customers, improve productivity, reduce costs, and achieve competitive advantage.

Overview of Operating Results

We are focusing on revenue growth for both our broadband networking equipment and our software and services. Our objective is to increase sales to existing customers and to attract new customers. Our goal is to leverage our strengths in DSL technologies to meet market requirements for higher bandwidth services, including IPTV, being provided by telecommunications and Internet service providers. This focus includes achieving design wins and field trials for higher performance gateways utilizing new technologies, including VDSL2 and ADSL2+ Bonded technologies as well as other innovations. Software and services revenue growth is largely dependent on sales and revenue from our NBBS remote management software.

We believe that during the first quarter ended December 31, 2005, we made progress toward our 2006 revenue growth goals with a new VDSL2 product design win and a field trial with a prospective new customer in Europe. We believe that we will generate revenues from this new customer and this product design win later in fiscal year 2006.

For the first quarter of fiscal year 2006, revenues from both broadband equipment and software and services were down compared with the first quarter of the prior fiscal year and up sequentially from the fourth quarter of the prior fiscal year. Overall gross margin rates for the first quarter improved year-over-year and sequentially from the previous quarter. The first quarter of fiscal year 2006 was our first quarter to include stock compensation expense in our Statement of Operations and this caused an increase in operating expenses and an increase in our net loss, both year-over-year and sequentially from the previous quarter.

Revenues for the first quarter were $23.9 million, down 18% from the first quarter of the prior fiscal year; and up 2%, sequentially from the previous quarter. Deferred revenue increased 12% to $3.4 million as of December 31, 2005. The quarterly revenue decline of 18%, year-over-year, resulted principally from lower broadband equipment revenue. While broadband equipment sales in the first quarter of fiscal year 2006 were fairly flat compared with the fourth quarter of fiscal year 2005, we expect a sequential increase in broadband equipment revenue in the second quarter of fiscal year 2006. However, this increase is largely dependent on the successful completion of a field trial for a new European customer. While software and services revenues were down 9% in the first quarter of fiscal year 2006, compared with the first quarter of the prior fiscal year, these revenues were up 12% sequentially from the fourth quarter of fiscal year 2005. We expect software and services revenues will increase in the quarter that we recognize the revenue associated with the license of our NBBS remote management software to BellSouth. A large portion of deferred revenue as of December 31, 2005 relates to the license to BellSouth.

The gross margin rate for the first quarter was 36%, including 30% for broadband equipment and 81% for software and services. This was a 6 percentage point improvement, year-over-year, and a 1 percentage point improvement, sequentially from the previous quarter. This improvement mostly reflected the benefit of cost reductions, and secondarily from a greater mix of Wi-Fi broadband equipment sales and a greater mix of business-class broadband equipment sales.

Business-class and Wi-Fi equipment sales generally carry a higher gross margin than residential-class broadband equipment. Looking forward, gross margin rates are expected to be volatile because of fluctuations in the mix of revenues from equipment and software and services for the remainder of fiscal year 2006. For example, the gross margin is expected to be higher as a result of a higher mix of software and services revenues in the quarter that we recognize the revenue from the license of remote management software to BellSouth. In addition, we expect broadband equipment revenues in fiscal year 2006 to grow, in part, from sales of residential-class broadband equipment, which carry a lower gross margin rate than sales of business-class equipment, which could cause a decline in the gross margin rate.

Our operating expenses and net income for the first quarter of fiscal year 2006 included $1.2 million of stock compensation expense. This stock compensation expense was the primary cause of the year-over-year and sequential increase in operating expenses and net loss. The assumptions that we used to value stock options included a high volatility factor based on the history of high volatility in the price of Netopia common stock. This high volatility assumption resulted in stock option valuations that were near the grant price or exercise price of the option. For example, if a stock option’s exercise price was $3 per share, our calculated fair value, using the Black-Scholes valuation model, was nearly $3 per option. We cannot predict that the price of Netopia common stock will increase commensurate with these stock option valuations. Stock compensation expenses will impact future quarters with similar or increasing levels of expenses as a result of new stock option grants made to both new and current employees, and these expenses will impact to year-over-year trends. We continue to grant stock options to employees as part of our intent to align key employees interests with the interests of shareholders as well as to attract and retain key employees.

Beginning in fiscal year 2006, we adopted SFAS 123(R) on a modified prospective basis. The following table provides a comparison of net income, if the effect of stock-based compensation as disclosed in the notes to the Consolidated Financial Statements prior to fiscal year 2006 were included for prior periods (in thousands, except per-share amounts):

	Q1FY2006	Q4FY2005	Q3FY2005	Q2FY2005	Q1FY2005
Net loss - as reported for the prior period (1)	N/A	$(1,348)	$(2,312)	$(1,832)	$(1,641)
Stock-based compensation expense related to employee stock options and employee stock purchases (2)	$1,214	$1,228	$1,152	$1,211	$1,371
Net loss, including the effect of stock-based compensation expense (3)	$(2,492)	$(2,576)	$(3,464)	$(3,043)	$(3,012)

Basic and diluted loss per share – as reported for the prior period (1)	N/A	$(0.05)	$(0.09)	$(0.07)	$(0.07)

Basic and diluted loss per share, including the effect of stock-based compensation (3)	$(0.10)	$(0.10)	$(0.14)	$(0.12)	$(0.12)

(1)	Net loss and net loss per share prior to fiscal year 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal year 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

(3)	Net loss and net loss per shares prior to fiscal year 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

Operating expenses in the first quarter were $11.2 million and our net loss was $2.5 million. In the prior fiscal year, our net loss was approximately $1.6 million and $1.0 million for first quarter of fiscal year 2005 and the fourth quarter of fiscal year 2005, respectively. In the first quarter of fiscal year 2006, we recorded a $300,000 charge related to settlement of a bankruptcy preference claim related to a customer that went bankrupt several years ago. We will make a payment in this amount.

When we evaluate our core operating performance trends and potential to generate cash in the future, we use non-GAAP measures that exclude a number of items, including non-cash stock compensation, non-cash amortization of acquisition-related intangibles, and the settlement charge. Using a non-GAAP measure, excluding stock compensation costs of $1.2 million and amortization acquisition-related intangibles of $300,000, our net loss was approximately $1.0 million for the first quarter of fiscal year 2006, or roughly flat sequentially (excluding approximately $400,000 of amortization of acquisition-related intangibles from the approximately $1.3 million net loss in the fourth quarter of fiscal year 2005). While we find it helpful to exclude certain items in evaluating trends and our potential to generate cash, we believe that financial measures based on GAAP are the best overall measure of our operating performance and non-GAAP measures are not intended to be a substitute for GAAP measures.

Cash of $22.5 million at December 31, 2005, remained fairly flat compared with September 30, 2005. We expect to use cash in the second quarter of fiscal year 2006 as we build inventory and record accounts receivable if we successfully complete the field trial associated with a new European customer and ramp our sales to that customer. We continue to have no long-term debt and a $10 million credit line, with approximately $9.5 million available.

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

You should read our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for information pertaining to our critical accounting policies, which include the following:

•	Revenue recognition;

•	Goodwill;

•	Impairment evaluation on long-lives assets, including other intangible assets;

•	Allowance for doubtful accounts;

•	Allowance for sales returns;

•	Service accrual;

•	Product warranty; and

•	Excess and obsolete inventory.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of December 31, 2005, our principal sources of liquidity included cash and cash equivalents in the amount of $22.5 million and a credit facility, which has a credit limit of $10 million. We had no outstanding borrowings against our credit facility at December 31, 2005 and approximately $500,000 used for letters of credit. We believe our cash and cash equivalents and cash expected to be generated by our business activities will be sufficient to meet our working capital needs for at least the next twelve months.

Cash and Cash Equivalents.

	December 31,	September 30,	Increase
(in thousands)	2005	2005	$	%
Cash and cash equivalents	$22,465	$22,234	$231	1%

For the three months ended December 31, 2005, cash and cash equivalents increased primarily as a result of cash provided by operating activities and proceeds from issuance of common stock, offset by capital equipment purchases. We did not have any off-balance sheet transactions at December 31, 2005 or September 30, 2005.

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $0.4 million for the three months ended December 31, 2005, compared to $0.3 million for the three months ended December 31, 2004. Excluding the changes in operating assets and liabilities, our operating activities used $0.5 million of cash for the three months ended December 31, 2005 primarily due to our net loss, partially offset by depreciation, amortization and non-cash charges for unearned stock-based compensation. Changes in our operating assets and liabilities provided $0.9 million of cash primarily as a result of decreases in accounts receivable and inventory partially offset by decreases in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0.3 million for the three months ended December 31, 2005, compared to $0.5 million for the three months ended December 31, 2004. Investing activities consisted of the purchase of capital equipment.

Net Cash Provided by Financing Activities

Net cash provided from financing activities totaled $0.1 million for the three months ended December 31, 2005, compared to $0.1 million for the three months ended December 31, 2004. For the three months ended December 31, 2005, financing activities consisted of the issuance of common stock upon the exercise of stock options. For the three months ended December 31, 2004, financing activities consisted of the issuance of common stock upon the exercise of stock options offset by repayments of term loans.

Commitments

Operating Lease Commitments. The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2006 amount is for nine months remaining in the fiscal year):

	Year ended September 30,
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Property lease obligations	$1,021	$1,394	$1,091	$452	$338	$110	$4,406

Purchase Commitments with Outsourcing Manufacturers and Suppliers. The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procure component inventory on our behalf based on our production orders. The Company is obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments are reflected in our financial statements as a liability once goods or services have been received or payments related to the obligations become due. At December 31, 2005, purchase commitments totaled $17.5 million.

Foreign Currency Derivatives. The Company has entered into foreign currency forward contracts to hedge foreign currency denominated receivables. Forward contracts involve agreements to sell foreign currency at specified rates at future dates. The following table presents the carrying value (which approximates fair value) of currency exchange forward contracts, in United States dollars, at December 31, 2005 and September 30, 2005.

(Carrying amount in thousands)

	December 31, 2005			September 30, 2005
Principal (notional) amounts in U.S. dollars:	Carrying Amount	Spot Rate	Settlement Date	Carrying Amount	Spot Rate	Settlement Date
Currency exchange forward contract # 1	$1,896	1.185	Jan-06	$2,148	1.211	Oct-05

Results of Operations for the Three Months Ended December 31, 2005 and 2004

This data has been derived from the Statements of Operations elsewhere in this Form 10-Q and in the 2005 10-K. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the Fiscal Year ended September 30, 2005.

REVENUES

	Three Months Ended December 31,				Increase (decrease) from prior year
(in thousands & percent of revenues)	2005		2004		2005
REVENUES:
Broadband equipment	$21,051	88%	$26,197	89%	(20%)
Broadband software and services	2,847	12%	3,121	11%	(9%)

Total revenues	$23,898	100%	$29,318	100%	(18%)

Total revenues for the three months ended December 31, 2005 were $23.9 million, an 18% decrease from total revenues of $29.3 million for the three months ended December 31, 2004. Primary factors were a decrease in broadband equipment unit sales and reduced revenue from sales of broadband software.

Broadband Equipment. Broadband equipment revenue for the three months ended December 31, 2005 was $21.1 million, a 20% decrease from broadband equipment revenue of $26.2 million for the three months ended December 31, 2004. The decrease was the result of lower unit sales.

Most of the decline related to fluctuations in sales to existing customers and reduced sales to BellSouth for its wholesale customers.

Broadband Software and Services. Broadband software and services revenues for the three months ended December 31, 2005 were $2.8 million, a 9% decrease from broadband software and services revenues of $3.1 million for the three months ended December 31, 2004. The decrease was the result of lower license sales of our system management software, Timbuktu and netOctopus Enterprise. Revenues from most of the other areas of broadband software and services increased.

Product Volumes and Average Selling Price Information

The following table sets forth for three months ended December 31, 2005 and 2004, volumes and average selling prices, excluding accessories, of our broadband equipment products.

	Three months ended December 31,
	2005	2004
Product volumes	248,000	306,000
Average selling prices	$82	$81

GROSS MARGIN

	Three Months Ended December 31,				Increase (decrease) from prior year
(in thousands & percent of revenue)	2005		2004		2005
GROSS MARGIN:
Broadband equipment	$6,252	30%	$5,964	23%	5%
Broadband software and services	2,307	81%	2,843	91%	(19%)

	$8,559	36%	$8,807	30%	(3%)

Our total gross margin of 36% for the three months ended December 31, 2005 was 6 percentage points higher than total gross margin of 30% for the three months ended December 31, 2004. Margin increase for broadband equipment was partially offset by margin decreases for broadband software and services.

Broadband Equipment. The broadband equipment margin for the three months ended December 31, 2005 was 30%, an improvement of 7 percentage points compared to 23% for the three months ended December 31, 2004. This improvement mostly reflected the benefit of cost reductions, and secondarily from a greater mix of Wi-Fi broadband equipment sales and a greater mix of business-class broadband equipment sales. Business-class and Wi-Fi equipment sales tend to carry a higher gross margin than residential-class broadband equipment.

Broadband Software and Services. Broadband software and services margins for the three months ended December 31, 2005 were 81%, compared to 91% for the three months ended December 31, 2004. Lower sales of licenses to Timbuktu and netOctopus Enterprise software was the primary cause of the decrease.

RESEARCH AND DEVELOPMENT

	Three Months Ended December 31,				Increase (decrease) from prior year
(in thousands & percent of revenues)	2005		2004		2005
Research and development	$3,929	16%	$3,206	11%	23%

Research and development (“R&D”) expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead.

For the three months ended December 31, 2005, $548,000 of R&D expense was non-cash stock-based compensation expense recorded pursuant to the October 1, 2005 prospective adoption of SFAS 123(R). This amounted to 2% of revenue for the three months ended December 31, 2005 and 17% percentage points of the 23% increase in R&D expense from the three months ended December 31, 2004. The remaining 6% increase in R&D expense reflected an increase in R&D headcount and salaries.

We expect to continue to allocate substantial resources to product and technological development as a percentage of revenue, and R&D expenses may increase in the future.

SELLING AND MARKETING

	Three Months Ended December 31,				Increase (decrease) from prior year
(in thousands & percent of revenues)	2005		2004		2005
Selling and marketing	$4,853	20%	$5,085	17%	(5%)

Selling and marketing expenses consist primarily of salary and commission expenses for our sales force and related travel expenses and advertising and promotional expenses.

For the three months ended December 31, 2005, $226,000 of Selling and Marketing expense was non-cash stock-based compensation expense recorded pursuant to the October 1, 2005 prospective adoption of SFAS 123(R). This amounted to 1% of revenue for the three months ended December 31, 2005 and a 4% increase in the selling and marketing expense from the three months ended December 31, 2004. Excluding the impact of stock compensation expense, selling and marketing expense decreased by 9% and this decrease reflected an increase in the allocation of technical support expense to cost of sales.

GENERAL AND ADMINISTRATIVE

	Three Months Ended December 31,				Increase (decrease) from prior year
(in thousands & percent of revenues)	2005		2004		2005
General and administrative	$2,419	10%	$2,195	7%	10%

General and administrative (“G&A”) expenses consist primarily of employee related expenses, legal and accounting fees, and insurance costs.

For the three months ended December 31, 2005, $411,000 of G&A expense was non-cash stock-based compensation expense recorded pursuant to the October 1, 2005 prospective adoption of SFAS 123(R). This was 2% of revenue for the three months ended December 31, 2005 and a 19% increase in G&A expense from the three months ended December 31, 2004. Excluding the impact of stock compensation expense, G&A expense decreased by 9% and this decrease reflected lower legal costs partially offset by a $300,000 litigation settlement charge and higher professional service fees related to compliance with Section 404 of the Sarbanes-Oxley Act in the first quarter of fiscal year 2005.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of Other Intangible Assets included in operating expenses was zero for the three months ended December 31, 2005 compared to $86,000 for the three months ended December 31, 2004. The corresponding intangible asset was fully amortized at September 30, 2005.

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

During the three months ended December 31, 2005 and 2004, we incurred net losses of $2.5 million and $1.6 million, respectively. In each of the past three fiscal years ended September 30, we used approximately $1.8 million, $5.2 million and $5.4 million, respectively, of cash for operating activities. Our cash and cash equivalents totaled $22.5 million at December 31, 2005. We may not be able to reach, sustain or increase profitability or generate cash on a quarterly or annual basis, which could significantly harm our business.

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

We expect our revenues to be increasingly dependent on our ability to sell our broadband equipment to Incumbent Local Exchange Carriers (ILECs), and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

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

We rely on a small number of customers for a large portion of our revenues. For the three months ended December 31, 2005 and 2004, there were four and two customers, respectively, that each individually represented at least 10% of our revenues and in the aggregate, accounted for 60% and 38%, respectively, of our total revenues. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the three months ended December 31, 2005 and 2004, our international sales represented 38% and 34%, respectively, of our total revenues. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband equipment products to certain of our European customers are denominated in Euros. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could result in decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ended December 31, 2005, our revenues have ranged from $21.8 million to $29.3 million, and our net loss has ranged from $1.6 million to $6.1 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

In certain quarters in the past, our operating results were below the expectations of some securities analysts. It is likely that in some future quarter, quarters or year, our operating results again will be below the expectations of securities analysts or investors. When our operating results are below such expectations, the market price of our common stock may decline significantly. In addition to the uncertainties and risks described elsewhere under this “Risk Factors” heading, variations in our operating results will likely be caused by factors related to the operation of our business, including, but not limited to:

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

We anticipate that the market for Timbuktu may continue to decline or grow more slowly than the market for our other broadband software products and services. We also have not generated significant revenue to date from the NBBS software platform in which we have made and expect to continue to make a significant investment of development resources. We derive the majority of the recurring revenues from our broadband software and services products from fewer than five customers. If licensees of our eSite and eStore software do not successfully promote web sites and stores to their customers, our recurring revenues may decrease. If these licensees were to choose a competitive platform, our recurring revenues would decline and adversely impact our results.

If hosting services for our broadband software and services perform poorly, our revenue may decline and we could be sued.

We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance hosting for NBBS, eSite and eStore customers and subscribers to our parental controls service. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with which we contract for maintenance services could also lead to interruption or deterioration of our NBBS, parental controls, eSite and eStore hosting services. Additionally, a slowdown or failure of our systems for any reason could also lead to interruption or deterioration of our NBBS, parental controls, eSite and eStore hosting services. In such a circumstance, our hosting and subscription revenues may decline. In addition, if our NBBS, parental controls, eSite and eStore hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers, the outcome of which could harm our business.

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

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. The adoption of the SFAS 123R fair value method effective as of October 1, 2005 will have a significant adverse impact on our results of operations because the stock-based compensation expense is charged directly against our reported earnings. See Note 1 and 6 to the Consolidated Condensed Financial Statements included in this Form 10-Q for further details.

PART I — FINANCIAL INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Our potential market interest rate risk for borrowings relates primarily to the rate charged by Silicon Valley Bank under our credit facility, from which we had no borrowings at December 31, 2005. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”). To the extent interest rates increase and we make borrowings under the credit facility, we would incur increased interest expense.

Foreign Currency Risks

Our exposure to foreign exchange risk relates primarily to sales and corresponding receivables made to international customers whose transactions are denominated in Euros. We are subject to risks related to fluctuations in foreign exchange rates. To minimize the effects of potential short-term fluctuations on our operating result stemming from our exposure to foreign currency exchange fluctuations, we enter into foreign exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. Our currency exchange contracts typically have maturities of less than three months. See Note 5 to the Consolidated Condensed Financial Statements included in this Form 10-Q for further details.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal accounting officer), as of the end of the period covered by this report, our principal executive officer and principal accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our first quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were named as a defendant in an action in the United States Bankruptcy Court for the Northern District of California entitled E. Lynn Schoenmann, trustee of NorthPoint Communications, Inc. v. Netopia. In this action, the trustee of the bankruptcy estate of NorthPoint Communications, Inc. (“NorthPoint”) sought to recover approximately $1.2 million that NorthPoint paid to us within the 90-day preference period before NorthPoint filed for bankruptcy in January 2001. In January 2006, we agreed to settle this action by making a payment to the plaintiff in the amount $300,000 in consideration of a release of all claims. The settlement was recorded as an expense in the three months ended December 31, 2005.

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

In August 2004, the first of four purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the alleged misstatements described above in connection with the purported class action described above. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation . The plaintiffs have not filed their consolidated amended complaint. We believe that we have strong defenses to the claims asserted in the complaints as initially filed. We intend to defend the cases vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

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

In January 2005, we were notified by the Occupational Health and Safety Administration (“OSHA”) that we were named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees alleged that we terminated them in retaliation for their participation in the internal accounting review conducted by the audit committee in 2004. On May 11, 2005, following its investigation, OSHA advised us that the complaint was determined to have no merit. On August 31, 2005, the two former employees refiled these claims in the United States District Court for the Northern District of Texas in an action entitled Frankl v. Netopia et al . The complaint names the Company and certain current and former officers and directors as defendants. The plaintiffs will be filing a motion to stay this action. We believe that our defenses to this action are strong and intend to defend it vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

We were named as a defendant in an action in the United States Bankruptcy Court for the Northern District of California entitled E. Lynn Schoenmann, trustee of NorthPoint Communications, Inc. v. Netopia. In this action, the trustee of the bankruptcy estate of NorthPoint Communications, Inc. (“NorthPoint”) was seeking to recover approximately $1.2 million that NorthPoint paid to us within the 90-day preference period before NorthPoint filed for bankruptcy in January 2001. In January, 2006, this action was settled for $300,000. The settlement was recorded as an expense in the three months ended December 31, 2005.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We filed the following Current Reports on Form 8-K during the three months ended December 31, 2005:

•	On October 5, 2005, we filed a Current Report on Form 8-K, reporting Items 2.02 and 9.01, reporting our preliminary revenue results for the fourth fiscal quarter ended September 30, 2005, as well as certain other information.

•	On November 10, 2005, we filed a Current Report on Form 8-K, reporting Item 8.01, reporting that our common stock has been listed for quotation on the OTC Bulletin Board (OTCBB) System, as well as certain other information.

•	On November 10, 2005, we filed a Current Report on Form 8-K, reporting Items 2.02 and 9.01, reporting our financial results for the fourth fiscal quarter and fiscal year ended September 30, 2005, as well as certain other information.

•	On November 15, 2005, we filed a Current Report on Form 8-K, reporting Items 1.01, 5.02 and 9.01, reporting that J. Francois Crepin had been elected as a member of the Board of Directors and that we had entered into an Indemnification Agreement with J. Francois Crepin, as well as certain other information.

•	On November 23, 2005, we filed a Current Report on Form 8-K, reporting Item 5.02, reporting that David F. Marquardt had notified us that he would not stand for re-election as a member of the Board of Directors at the next annual meeting of shareholders.

•	On December 12, 2005, we filed a Current Report on Form 8-K, reporting Items 1.01 and 9.01, reporting that we entered into an Employment Agreement on December 9, 2005 with Alan B. Lefkof, our President and Chief Executive Officer, as well as certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2006	NETOPIA, INC. (Registrant)

	By:	/s/ Alan B. Lefkof
Alan B. Lefkof President and Chief Executive Officer

	By:	/s/ Charles Constanti
Charles Constanti Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)