Form 10-Q
period 2006-03-31
NETOPIA INC
filed 2006-05-10
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☑

As of May 8, 2006, there were 25,823,748 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETOPIA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2006	September 30, 2005 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,407	$22,234
Trade accounts receivable, net of allowances for doubtful accounts of $128 and $144, respectively	18,786	16,208
Inventories	6,395	8,718
Prepaid expenses and other current assets	2,250	1,102

Total current assets	49,838	48,262
Property and equipment, net	2,503	2,623
Intangible assets, net	3,377	4,037
Equity investment	1,032	1,032
Deposits and other assets	372	481

TOTAL ASSETS	$57,122	$56,435

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	10,847	12,525
Deferred revenue	3,998	2,946
Other current liabilities	4,580	4,737

Total current liabilities	19,425	20,208
Long-term liabilities:
Deferred revenue, long term	179	109
Other long-term liabilities	192	246

TOTAL LIABILITIES	19,796	20,563

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized;
25,754,455 and 25,428,412 shares issued and outstanding at
March 31, 2006 and September 30, 2005, respectively	25	25
Additional paid-in capital	171,423	168,075
Accumulated other comprehensive income	49	45
Accumulated deficit	(134,171)	(132,273)

Total stockholders’ equity	37,326	35,872

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,122	$56,435

(1)	Derived from the audited Consolidated Balance Sheet dated September 30, 2005 included in Netopia’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

See accompanying notes.

NETOPIA, INC.

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
REVENUES:
Broadband equipment	$22,715	$22,247	$43,766	$48,444
Broadband software and services	5,161	2,976	8,008	6,097

Total revenues	27,876	25,223	51,774	54,541

COST OF REVENUES:
Broadband equipment	15,386	16,307	29,897	36,252
Broadband software and services	581	384	1,109	650
Amortization of acquired technology	300	300	600	600

Total cost of revenues	16,267	16,991	31,606	37,502

GROSS PROFIT	11,609	8,232	20,168	17,039
OPERATING EXPENSES:
Research and development	4,182	3,403	8,111	6,609
Selling and marketing	4,899	4,582	9,752	9,667
General and administrative	2,118	2,029	4,537	4,224
Amortization of intangible assets	—	87	—	173
Restructuring costs	—	98	—	98

Total operating expenses	11,199	10,199	22,400	20,771

OPERATING INCOME/(LOSS)	410	(1,967)	(2,232)	(3,732)
Other income, net	195	155	359	303

INCOME (LOSS) BEFORE INCOME TAXES	605	(1,812)	(1,873)	(3,429)
Provision for income taxes	11	20	25	44

NET INCOME (LOSS)	$594	$(1,832)	$(1,898)	$(3,473)

Net income (loss) per common share:
Basic	$0.02	$(0.07)	$(0.07)	$(0.14)

Diluted	$0.02	$(0.07)	$(0.07)	$(0.14)

Shares used in per-share calculation:
Basic	25,643	25,038	25,545	24,892

Diluted	25,944	25,038	25,545	24,892

See accompanying notes. Net income (loss) for the three and six months ended March 31, 2006 includes stock-based compensation expense of $1,328,596 and $2,542,354, respectively, under Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment.” There was no stock-based compensation expense under SFAS 123, “Accounting for Stock-Based Compensation,” in the three and six months ended March 31, 2005 because the Company had not yet adopted the recognition provisions of SFAS 123. Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Condensed Consolidated Financial Statements in the Form 10-Q for the three and six months ended March 31, 2005 was $3.0 million and $6.1 million, respectively, or a loss of $(0.12) and $(0.24), respectively, per basic and diluted share. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

NETOPIA, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,898)	$(3,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,512	1,839
Stock-based compensation related to employee stock options and employee stock purchases	2,564
Changes in allowance for doubtful accounts	(16)	16
Restructuring costs		(443)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,562)	2,551
Inventories	2,323	(245)
Prepaid expenses and other assets	(1,148)	632
Accounts payable and accrued liabilities	(1,850)	(48)
Deferred revenue	1,122	(382)
Other liabilities	(39)	(2,058)

Net cash provided by (used in) operating activities	8	(1,611)

Cash flow from investing activities:
Purchase of furniture, fixtures and equipment	(623)	(827)

Net cash used in investing activities	(623)	(827)

Cash flow from financing activities:
Repayment of term loans		(104)
Proceeds from the issuance of common stock	784	1,303

Net cash provided by financing activities	784	1,199

Effect of changes in foreign currency exchange rates	4	(20)
Net increase (decrease) in cash and cash equivalents	173	(1,259)
Cash and cash equivalents, beginning of period	22,234	23,973

Cash and cash equivalents, end of period	$22,407	$22,714

See accompanying notes.

Netopia, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Unaudited

(in thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Six Months Ended March 31, 2005
Balance, September 30, 2004	24,717,503	$25	$166,245	$(125,140)	$—	$41,130
Net Loss				(3,473)		(3,473)
Foreign Currency Translation adjustments					(20)	(20)

Comprehensive Loss						(3,493)
Exercise of stock options	223,190	—	574			574
Issuance of common stock under ESPP	261,651	—	729			729

Balance, March 31, 2005	25,202,344	$25	$167,548	$(128,613)	$(20)	$38,940

Six Months Ended March 31, 2006
Balance, September 30, 2005	25,428,412	$25	$168,075	$(132,273)	$45	$35,872
Net Loss				(1,898)		(1,898)
Foreign Currency Translation adjustments					4	4

Comprehensive Loss						(1,894)
Exercise of stock options	90,758	—	188			188
Issuance of common stock under ESPP	235,285	—	596			596
Stock-based compensation expense related to employee stock options and employee stock purchases			2,564			2,564

Balance, March 31, 2006	25,754,455	$25	$171,423	$(134,171)	$49	$37,326

See accompanying notes

NETOPIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

(2)	Summary of Significant Accounting Policies

Fiscal Year: The Company’s fiscal year is the 12-months ended September 30.

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006 (“fiscal year 2006”).

Stock-Based Compensation: On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”), based on estimated fair values.

The Company adopted SFAS 123(R) using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123(R). The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting SFAS 123(R), companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes option-pricing formula. The Company recognizes compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of share-based payment awards as if the award was, in substance, multiple awards. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), the Company was not required to estimate forfeitures in expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123(R) requires an estimate of forfeitures and upon adoption the Company changed methodology to include an estimate of forfeitures. The adoption of SFAS 123(R) had no effect on cash flows from operating activities.

Per Share Calculations: Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares consist of employee stock options, which in aggregate were approximately 7.5 million options outstanding at March 31, 2006.

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee stock options be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits, if any, that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Estimates are used for revenue recognition, allowance for doubtful accounts and sales returns, reserves for excess and obsolete inventory, warranty costs, compensation expense for share-based payment awards, investment impairments, income taxes, service costs, and loss contingencies, among others. The actual results experienced by the Company may differ materially from management’s estimates.

Reclassifications: Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Fair Value of Financial Instruments: The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

(3)	Intangible Assets

Intangible assets consisted of goodwill and purchased intangibles, as follows:

(in thousands)	March 31, 2006	September 30, 2005
Goodwill	$1,668	$1,668
Purchased intangibles	8,615	8,615

	10,283	10,283

Less accumulated amortization	(6,906)	(6,246)

Intangible Assets, net	$3,377	$4,037

Goodwill: The Company’s goodwill resulted from the acquisitions of JadeSail in October 2003 and WebOrder in March 2000, each of which became part of the broadband software and services segment.

Purchased Intangibles: At March 31, 2006, the Company’s purchased intangible assets consisted of developed product technology and a marketing agreement. The table below presents details of the Company’s purchased intangible assets. The Company’s purchased intangible assets are allocated primarily to the broadband equipment segment.

(in thousands)	Technology	Marketing Agreement	Total
Balance, September 30, 2005	$2,232	$137	$2,369
Amortization	(600)	(60)	(660)

Balance, March 31, 2006	$1,632	$77	$1,709

The Company’s purchased intangible assets will be fully amortized by the end of fiscal year 2007. Estimated future amortization is $650,000 for the remaining six months of fiscal year 2006 and $1,059,000 in fiscal year 2007.

(4)	Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2006	September 30, 2005
Raw materials	$1,328	$1,783
Work in process	141	43
Finished goods	4,926	6,892

Total	$6,395	$8,718

(5)	Property and Equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2006	September 30, 2005
Computers	$7,538	$7,064
Machinery and equipment	3,436	3,415
Furniture and fixtures	1,687	1,684
Manufacturing tooling	1,406	1,310
Leasehold improvements	405	376

	14,472	13,849
Less: accumulated depreciation	(11,969)	(11,226)

Total	$2,503	$2,623

(6)	Warranty Liability

Warranty liability is recorded as a component of other current liabilities on the Company’s Condensed Consolidated Balance Sheets. For the Company’s broadband equipment products, the Company generally provides a one-year to two-year warranty. The Company generally does not offer a warranty on its broadband software and services products. The Company accrues for its estimated product warranty costs at the time of shipment. Product warranty costs are estimated based upon the Company’s historical experience.

The following table summarizes the activity related to the product warranty liability:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Balance at beginning of period	$277	$170	$310	$140
Utilized	(62)	(63)	(121)	(129)
Charged to costs and expenses	45	31	71	127

Balance at end of period	$260	$138	$260	$138

(7)	Stock Option Plans

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

2000 Stock Incentive Plan. In October 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan) providing for issuance of non-statutory options and restricted stock to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. Options and restricted stock awards granted under the 2000 Plan are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The 2000 Plan is not a stockholder approved stock option plan and is intended to comply with the exception for broadly based option plans in which a majority of the participants are rank and file employees not officers or directors, and a majority of the grants are made to such employees. Only nonqualified stock options that do not qualify as incentive stock options within the meaning of Section 422(b) of the Code may be granted under this Plan. The Board of Directors or the Compensation Committee will determine the exercise price of an option when the option is granted and may be not less than the par value of the shares on the date of grant. Officers and directors will not receive any additional awards under the 2000 Plan. A restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions. The purchase price of shares sold pursuant to a restricted stock award will be determined by the Compensation Committee on the date the restricted stock award is granted and may be not less than the par value of the shares on the date of grant. Restricted stock awards shall be subject to such restrictions as the Board of Directors or the Compensation Committee may impose. As of March 31, 2006, there were no restricted stock awards granted under the 2000 Plan.

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

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Accordingly, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is accounted for as an expense and an addition to equity. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation”.

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation was reflected in net loss for the three and six month periods ended March 31, 2005, because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Impact of adoption of SFAS 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Accordingly, during the three and six months ended March 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The following table summarizes the classification of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months and six months ended March 31, 2006, which was allocated as follows:

(in thousands)	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Stock-based compensation expense was included in:
Cost of revenues – broadband equipment	$39	$68

Research and development	411	959
Selling and marketing	255	481
General and administrative	623	1,034

Stock-based compensation expense included in operating expenses	1,289	2,474

Stock-based compensation expense included in net income (loss)	$1,328	$2,542

The table below reflects basic and diluted net income (loss) per share for the three months and six months ended March 31, 2006 compared with the pro forma information for the three months and six months ended March 31, 2005 (in thousands except per-share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands except per share amounts)	2006	2005	2006	2005
Net loss - as reported for the prior period	N/A	$(1,832)	N/A	$(3,473)
Stock-based compensation expense related to employee stock options and employee stock purchases	$1,328	1,211	$2,542	2,583

Net income (loss) - including the effect of stock-based compensation expense	$594	$(3,043)	$(1,898)	$(6,056)

Basic and diluted loss per share – as reported for the prior period	N/A	$(0.07)	N/A	$(0.14)

Basic and diluted income (loss) per share - including the effect of stock-based compensation	$0.02	$(0.12)	$(0.07)	$(0.24)

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

During the six months ended March 31, 2006, the Company granted 1,973,625 stock options with an estimated total grant-date fair value of $5.5 million. Of this amount, the Company estimated that the stock-based compensation for awards not expected to vest was $1.3 million.

During the six months ended March 31, 2006, the Company recorded stock-based compensation related to stock options of $2.5 million.

As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $7.3 million net of estimated forfeitures. The amount of stock based compensation capitalized, as inventory on March 31, 2006 was $22,000. The Company elected not to capitalize any stock-based compensation to inventory at October 1, 2005 when the provisions of SFAS 123(R) were initially adopted.

Stock Option Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following estimates:

Three Months Ended March 31,	2006	2005
Expected life (in years)	3.09	3.23
Expected volatility	124%	355%
Risk-free interest rate	4.83%	3.96%
Expected dividend yield	—	—

The Black-Scholes weighted average fair value of employee stock options granted during the six months ended March 31, 2006 and 2005 was $2.77 and $2.94, respectively.

The following table summarizes activity under the Company’s stock option plans:

Stock options	Shares under Options	Weighted average exercise price
Outstanding as of September 30, 2005	5,709,856	$4.33
Options granted	525,000	2.68
Options exercised	(40,761)	2.17
Options cancelled	(45,734)	3.84

Outstanding as of December 31, 2005	6,148,361	4.20
Options granted	1,448,625	3.37
Options exercised	(49,997)	1.98
Options cancelled	(88,702)	3.02

Outstanding as of March 31, 2006	7,458,287	4.07

Exercisable as of March 31, 2006	4,356,028	$4.58

Employee Stock Purchase Plan

Under the Company’s ESPP, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted were estimated at the date of grant using the following weighted average assumptions:

Three Months Ended March 31,	2006	2005
Expected life (in years)	0.5 to 2	2
Expected volatility	51%–92%	230%
Risk-free interest rate	4.82	3.80
Expected dividend yield	—	—

Pursuant to the guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107 (SAB 107), the Company uses historical volatility as an estimate of expected volatility for purposes of calculating stock-based compensation expense using the Black-Scholes model. During the first 6 months of fiscal 2006, the Company changed its assumption of historical volatility from 10 years to a range of 6 months to 2 years for purposes of calculating stock-based compensation expense related to share-based payment awards under the Company’s ESPP. The Company believes that a range of 6 months to 2 years results in a more accurate estimate of expected volatility for the purpose of valuing stock-based compensation related to the Company’s ESPP.

(8)	Commitments and Contingencies

Operating Lease Commitments. The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2006 amount is for the six months remaining in the fiscal year):

	Year ended September 30,
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Property lease obligations	$693	$1,409	$1,106	$466	$335	$110	$4,119

Purchase Commitments with Outsourcing Manufacturers and Suppliers. The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procure component inventory on our behalf based on our production orders. The Company is obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments are reflected in our financial statements as a liability once title for goods has transferred, services have been received and/or payments related to the obligations become due. At March 31, 2006, purchase commitments totaled $23.3 million of which $0.7 million represented non-inventory purchase commitments with suppliers.

Foreign Currency Derivatives. The Company has entered into foreign currency forward contracts to hedge foreign currency denominated receivables. Forward contracts involve agreements to sell foreign currency at specified rates at future dates. The following table presents the fair value amount of currency exchange forward contracts:

(Amount in thousands, except spot rate)	March 31, 2006			September 30, 2005
Principal (notional) amounts in U.S. dollars:	Amount	Spot Rate	Settlement Date(s)	Amount	Spot Rate	Settlement Date
Forward exchange contract #1	$2,043	1.2076	Apr-2006	$2,148	1.211	Oct-2005
Forward exchange contract #2	1,208	1.2076	May-2006
Forward exchange contract #3	595	1.2076	Jun-2006

	$3,846			$2,148

Litigation. We were named as a defendant in an action in the United States Bankruptcy Court for the Northern District of California entitled E. Lynn Schoenmann, trustee of NorthPoint Communications, Inc. v. Netopia. In this action, the trustee of the bankruptcy estate of NorthPoint Communications, Inc. (“NorthPoint”) sought to recover approximately $1.2 million that NorthPoint paid to us within the 90-day preference period before NorthPoint filed for bankruptcy in January 2001. In March 2006, the bankruptcy court approved the settlement of this action, pursuant to which we made a payment to the plaintiff in the amount $300,000 in consideration of a release of all claims. The settlement was recorded as an expense in the three months ended December 31, 2005.

On March 29, 2006, the United States Securities and Exchange Commission (“SEC”) instituted and simultaneously settled an administrative cease-and-desist proceeding against us. Without admitting or denying the SEC’s findings, we have agreed to cease and desist from future violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder. The settlement is consistent with our announcement on July 22, 2005 that we had submitted an offer of settlement to the staff of the Division of Enforcement of the SEC to resolve an investigation into our disclosures and accounting practices, primarily related to our restatement of our financial statements for the fiscal years ended September 30, 2003 and 2002.

On March 29, 2006, we also announced that we had learned that the SEC had filed and simultaneously settled charges against Alan B. Lefkof, our President and Chief Executive Officer.

Without admitting or denying the SEC’s allegations, Mr. Lefkof agreed to consent to the entry of an order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933, as amended, and Rule 13b2-1 promulgated under the Exchange Act, and aiding and abetting our violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20 and 13a-11 promulgated thereunder, in connection with a Report on Form 8-K and exhibit furnished to the SEC on July 6, 2004. Mr. Lefkof also agreed to pay a civil penalty.

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

In August 2004, the first of four purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the alleged misstatements described above in connection with the purported class action described above. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. On March 3, 2006, the plaintiffs filed their consolidated amended complaint. We believe that we have strong defenses to the claims asserted in the complaints as initially filed. We intend to defend the cases vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

In April 2005, we learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation.

In January 2005, we were notified by the Occupational Health and Safety Administration (“OSHA”) that we were named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees alleged that we terminated them in retaliation for their participation in the internal accounting review conducted by the audit committee in 2004. On May 11, 2005, following its investigation, OSHA advised us that the complaint was determined to have no merit. On August 31, 2005, the two former employees refiled these claims in the United States District Court for the Northern District of Texas in an action entitled Frankl v. Netopia et al. The complaint names the Company and certain current and former officers and directors as defendants. The plaintiffs will be filing a motion to stay this action. We believe that our defenses to this action are strong and intend to defend it vigorously. We currently cannot estimate the extent of the potential damages in this dispute. One of the plaintiffs in this action is a defendant in an action filed on March 29, 2006 and pending in the United States District Court for the Northern District of California entitled Securities and Exchange Commission v. Skoulis, Frankl et al.

Defending against the government investigations, the private securities class action, the derivative actions and other litigation matters described above will likely continue to require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigations and the litigation matters described above to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

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

(9)	Segment, Geographic and Major Customer Information

Segment Information: The Company generates revenues from two primary groups, (i) broadband equipment and (ii) broadband software and services. Financial information regarding the operating segments was as follows:

	Three months ended March 31,
	2006			2005
(in thousands, except percentages)	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
Revenues	$22,715	$5,161	$27,876	$22,247	$2,976	$25,223
Cost of revenues	15,674	593	16,267	16,595	396	16,991

Gross profit	7,041	4,568	11,609	5,652	2,580	8,232
Gross margin	31%	89%	42%	25%	87%	33%
Unallocated operating expenses			11,199			10,199

Operating income (loss)			$410			$(1,967)

	Six months ended March 31,
	2006			2005
(in thousands, except percentages)	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
Revenues	$43,766	$8,008	$51,774	$48,444	$6,097	$54,541
Cost of revenues	30,473	1,133	31,606	36,828	674	37,502

Gross profit	13,293	6,875	20,168	11,616	5,423	17,039
Gross margin	31%	86%	39%	24%	89%	31%
Unallocated operating expenses			22,400			20,771

Operating loss			$(2,232)			$(3,732)

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

Sales outside of the United States are primarily export sales denominated in United States Dollars or Euros. Information regarding the Company’s revenues by geographic region was as follows:

	Three months ended March 31,				Six months ended March 31,
Region (in thousands and % revenue)	2006		2005		2006		2005
Europe	$9,018	32%	$8,288	33%	$17,740	34%	$17,409	32%
Other international	242	1%	714	3%	685	1%	1,620	3%

Total international revenue	9,260	33%	9,002	36%	18,425	35%	19,029	35%
United States	18,616	67%	16,221	64%	33,349	65%	35,512	65%

Total revenues	$27,876	100%	$25,223	100%	$51,774	100%	$54,541	100%

The Company has no material operating assets outside the United States.

Customer Information: The Company’s largest customers are service providers. They include regional, national, and international telecommunications carriers, as well as Internet Service Providers.

The following tables set forth customers and revenue amounts that were 10% or more of total revenues reported for the period:

	Three months ended March 31,				Six months ended March 31,
(in thousands and % revenue)	2006		2005		2006		2005
BellSouth	$7,241	26%	$3,978	16%	$11,218	22%	$11,217	21%
Swisscom AG	5,115	18%	3,634	14%	10,005	19%	7,846	14%
AT&T (formerly SBC)	3,068	11%	less than 10%		5,377	10%	less than 10%
eircom Ltd.	2,666	10%	2,867	11%	5,484	11%	5,314	10%

The following tables sets forth customer balances that were 10% or more of accounts receivable and the percentage of total accounts receivable

(in thousands and % accounts receivable)	March 31, 2006
BellSouth	$3,871	21%
Swisscom	$2,671	14%
New European Customer	$2,082	11%
eircom Ltd.	$1,984	11%

(in thousands and % accounts receivable)	September 30, 2005
Swisscom	$3,326	21%
BellSouth	$2,612	16%
eircom Ltd.	$1,682	10%

(10)	Credit Facility

Under the Company’s amended credit facility agreement with Silicon Valley Bank, the credit limit is $10 million, the interest rate is Silicon Valley Bank’s prime rate, and the term or maturity date is June 27, 2007. The amended credit facility contains financial covenants related to liquidity and net worth as well as other nonfinancial covenants. Covenants require that the Company maintain an adjusted quick ratio (described below) of 1.25 and the credit facility will be subject to formula based credit limits if the adjusted quick ratio falls below 1.50. Covenants also require the Company to maintain a minimum tangible net worth of $28 million at September 30, 2005; subsequently the minimum tangible new worth declines every few months to $24 million at September 30, 2006 and thereafter, unless reset. The facility is secured by substantially all of the assets of the Company. The adjusted quick ratio is the ratio of (i) the Company’s unrestricted cash, cash equivalents and investments maintained at Silicon Valley Bank plus net receivables to (ii) the Company’s current liabilities plus the outstanding principal amount of any borrowings under the facility less deferred revenues. The Company may borrow under the credit facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. As of March 31, 2006, the Company was in compliance with the covenants, had access to approximately $9.6 million of the credit facility and had no outstanding borrowings. The Company has approximately $200,000 of outstanding letters of credit and $200,000 of cash management reserves that reduce the amount of available credit on the credit facility to $9.6 million.

(11)	Research and Development

	Three Months Ended		Three Months Ended		% Change
(in thousands & % of revenue)	2006		2005
Research and development	$4,182	15%	$3,403	13%	23%

	Six Months Ended		Six Months Ended		% Change
	2006		2005
Research and development	$8,111	16%	$6,609	12%	23%

Research and development (“R&D”) expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead. Impacting comparability, stock-based compensation expense was 12 and 14 percentage points, respectively of the 23% increase in R&D expense in the three and six months ended March 31, 2005. The remaining increase in R&D expense reflected an increase in the R&D headcount and salaries.

(12)	Other Income, Net

Other income, net, primarily consisted of interest income earned on cash and cash equivalents, interest expense related to the credit facility and realized and unrealized gains and losses on foreign currency transactions. The following table summarizes the Company’s other income, net:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Interest income	$210	$109	$429	$201
Interest expense	(11)	(10)	(21)	(13)
Other income (expense)	(4)	56	(49)	115

Total other income, net	$195	$155	$359	$303

(13)	Subsequent Event

As of March 31, 2006, the Company held an equity investment in Megapath, Inc. The Company’s investment consisted of shares of preferred stock in Megapath, Inc. and had a carrying value of $1.032 million.

In April 2006, Netifice Communications, Inc. acquired all of Megapath, Inc.’s capital stock in exchange for a combination of cash and shares of Netifice Communications Inc., Series 2 Preferred Stock. As part of that transaction, the Company received $0.7 million in cash and 1.7 million shares of Series 2 Preferred Stock of Netifice Communications, Inc. in exchange for its investment in Megapath, Inc.

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

We believe that we made progress toward our 2006 revenue growth goals during the first half of our fiscal year ended September 30, 2006. Both our NBBS remote management software and broadband equipment performed well. In our second quarter ended March 31, 2006, we completed three transactions for our NBBS remote management software, of which the most significant was with BellSouth. These software transactions were the cause of the $2.2 million increase in our software and services revenue and were a significant contribution to our net results. In our broadband equipment segment, we achieved two milestones. First, we successfully completed a field trial with a new European customer for our ADSL Wi-Fi equipment and shipped $2.1 million of equipment, which was recorded as deferred revenue for our second fiscal quarter. We expect to recognize this revenue in our third quarter ending June 30, 2006. Second, we received our first production order for VDSL2 equipment for shipment into Switzerland in our third fiscal quarter. Our progress to date with VDSL2 equipment in Switzerland has helped our products to be more broadly considered by other new customers, particularly in Europe. Our equipment is undergoing lab tests with a number of prospective new customers. While these lab tests provide an opportunity for growth in our broadband equipment segment, we do not expect to receive any potential volume orders before calendar year 2007, if at all, and the receipt of orders is contingent upon the successful completion of field trials among other factors. We expect that our broadband equipment revenue will be sequentially higher in the third quarter ending June 30, 2006 as compared with the second quarter ended March 31, 2006, because of revenue recognized on higher unit shipments, including those to the new European customer discussed above. We expect that software and services revenues will be sequentially lower in the third quarter ending June 30, 2006 as compared with the second quarter ended March 31, 2006, because we expect to have a lower level of NBBS remote management software revenue. We are actively pursuing new NBBS remote management software revenue opportunities.

Overall gross margin rates for the first half of fiscal year 2006 improved year-over-year. We increased our software and services revenue by $2 million and this contributed to most of the gross margin improvement. In addition, equipment gross margins have steadily improved from 24% in the first half of fiscal year 2005 to 31% in the first half of fiscal year 2006. This improvement mostly reflected the benefit of cost reductions, and secondarily from a greater mix of Wi-Fi broadband equipment sales and a greater mix of business-class broadband equipment sales. We expect that our overall gross margin will be sequentially lower in the third quarter ending June 30, 2006 as compared with the second quarter ended March 31, 2006, because we expect to have a lower level of NBBS remote management software revenue, which tends to be high margin. Looking forward, gross margin rates are expected to be volatile because of fluctuations in the mix of revenues from equipment and software and services. For example, the gross margin is expected to be higher in periods that we achieve a higher mix of software and services revenues, such as in the second quarter of fiscal year 2006 when we recognized the revenue from the license of our NBBS remote management software to BellSouth. In addition, we expect broadband equipment revenues to grow, in part, from sales of residential-class broadband equipment, which carry a lower gross margin rate than sales of business-class equipment, which could cause a decline in the gross margin rate.

In the first quarter of fiscal year 2006, we recorded a $300,000 charge related to settlement of a bankruptcy preference claim related to a customer that went bankrupt and ceased operations several years ago. We began to include stock compensation expense in our Statement of Operations as of the beginning of fiscal year 2006 and this caused an increase in operating expenses on a year-over-year basis. In the first half of fiscal year 2006, we recorded $2.5 million of stock compensation expense. Stock compensation expenses will impact future quarters with similar or increasing levels of expenses as a result of new stock option grants made to both new and current employees, and these expenses will impact year-over-year trends. We continue to grant stock options to employees in an effort to align employee interests with the interests of shareholders as well as to attract and retain key employees. Excluding the impact of stock compensation expense, operating expenses were lower because legal costs were lower in the first half of fiscal year 2006 compared with the first half of fiscal year 2005, in part, because of insurance reimbursements of legal costs.

Beginning in fiscal year 2006, we adopted SFAS 123(R) on a modified prospective basis. The following table summarizes the classification of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months and six months ended March 31, 2006, which was allocated as follows:

(in thousands)	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Stock-based compensation expense was included in:
Cost of revenues – broadband equipment	$39	$68

Research and development	411	959
Selling and marketing	255	481
General and administrative	623	1,034

Stock-based compensation expense included in operating expenses	1,289	2,474

Stock-based compensation expense included in net income (loss)	$1,328	$2,542

The table below reflects basic and diluted net income (loss) per share for the three months and six months ended March 31, 2006 compared with the pro forma information for the three months and six months ended March 31, 2005 (in thousands except per-share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Net loss - as reported for the prior period	N/A	$(1,832)	N/A	$(3,473)
Stock-based compensation expense related to employee stock options and employee stock purchases	$1,328	1,211	$2,542	2,583

Net income (loss) - including the effect of stock-based compensation expense	$594	$(3,043)	$(1,898)	$(6,056)

Basic and diluted loss per share – as reported for the prior period	N/A	$(0.07)	N/A	$(0.14)

Basic and diluted income (loss) per share - including the effect of stock-based compensation	$0.02	$(0.12)	$(0.07)	$(0.24)

(1)	Net income (loss) and net income (loss) per share prior to fiscal year 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal year 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

(3)	Net loss and net loss per shares prior to fiscal year 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

Our net results in the first half of fiscal year 2006 was a loss of $1.9 million and income of $600,000 for the second quarter. Stock compensation costs were $1.3 million and $2.5 million for the three and six months ended March 31, 2006. The net income in the second quarter reflected the benefit of increased software and services revenue and increased gross margins. Our net results in future periods will depend on our ability to grow our equipment revenues and to complete software and services transactions, particularly those involving our NBBS remote management software. The trend in our net results may be volatile from quarter to quarter. We expect that we will have a net loss in the third quarter of fiscal year 2006, because we expect to have a lower level of NBBS remote management software revenue.

We utilize non-GAAP measures in the management of our business. When we evaluate our core operating performance trends and potential to generate cash in the future, we use non-GAAP measures that exclude a number of items, including non-cash stock compensation, non-cash amortization of acquisition-related intangibles, and settlements. While we find it helpful to exclude certain items in evaluating trends and our potential to generate cash, we believe that financial measures based on GAAP are the best overall measure of our operating performance and non-GAAP measures are not intended to be a substitute for GAAP measures.

Cash of $22.4 million at March 31, 2006, remained fairly flat compared with September 30, 2005. We continue to have no long-term debt and a $10 million credit line with approximately $9.6 million available for borrowings.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to the allowance for doubtful accounts, sales reserves, inventory write-downs, customer support service accruals, warranty obligations, depreciation and amortization, contingencies and potential impairment of investments, intangible assets, goodwill and other assets. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgments. The Audit Committee of our Board of Directors reviews any changes in our methodology for arriving at our estimates, and discusses the appropriateness of any such changes with management and our independent auditors on a quarterly basis.

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

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of March 31, 2006, our principal sources of liquidity included cash and cash equivalents in the amount of $22.4 million and a credit facility, which has a credit limit of $10 million. We had no outstanding borrowings against our credit facility at March 31, 2006, and approximately $400,000 of the credit facility is used for credit purposes, including letters of credit and reserves for cash management services. In addition, our liquidity benefits from our practice of purchasing most of our inventory from outsourced manufacturers. Our outsourced manufacturers utilize their financial resources to procure raw materials and maintain facilities to manufacture products based on purchase orders received from us. We believe our cash and cash equivalents and cash expected to be generated by our business activities will be sufficient to meet our working capital needs for at least the next twelve months.

Cash and Cash Equivalents.

	March 31, 2006	September 30, 2005	Increase
(in thousands except percentage)			$	%
Cash and cash equivalents	$22,407	$22,234	$173	1%

For the six months ended March 31, 2006, cash and cash equivalents increased primarily as a result of cash provided by proceeds from issuance of common stock, most of which was offset by capital equipment purchases. We did not have off-balance sheet transactions at March 31, 2006 or September 30, 2005.

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $8,000 for the six months ended March 31, 2006, compared to a use of $1.6 million for the six months ended March 31, 2005. Excluding the changes in operating assets and liabilities, our operating activities provided $2.2 million of cash for the six months ended March 31, 2006 and this reflects that depreciation, amortization and non-cash charges for stock-based compensation exceeded our net loss. Changes in our operating assets and liabilities used $2.1 million of cash primarily as a result of an increase in accounts receivable and other current assets, partially offset by an increase in deferred revenue. These changes in operating assets and liabilities reflected $2.1 million of shipments to a new customer in Europe, which was recorded in accounts receivable and deferred revenue, and with the corresponding deferred costs recorded in other current assets, as of March 31, 2006. Cash used or provided by inventory and accounts payable tend to fluctuate from period to period with the timing of inventory purchases and payments.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $623,000 for the six months ended March 31, 2006, compared to $827,000 used in the six months ended March 31, 2005. Investing activities consisted of the purchase of capital equipment, including manufacturing tooling and information technology equipment.

Net Cash Provided by Financing Activities

Net cash provided from financing activities totaled $784,000 for the six months ended March 31, 2006, compared to $1.2 million for the six months ended March 31, 2005. For the six months ended March 31, 2006, financing activities consisted of the issuance of common stock pursuant to the ESPP and from the exercise of stock options. For the six months ended March 31, 2005, financing activities consisted of the issuance of common stock pursuant to the ESPP and from the exercise of stock options, offset by $104,000 of repayments of term loans.

Commitments

Operating Lease Commitments. The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2006 amount is for the six months remaining in the fiscal year):

(in thousands)	Year ended September 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Property lease obligations	$693	$1,409	$1,106	$466	$335	$110	$4,119

Purchase Commitments with Outsourcing Manufacturers and Suppliers. The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procure component inventory on our behalf based on our production orders. The Company is obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments are reflected in our financial statements as a liability once goods or services have been received by us or payments related to the obligations become due. At March 31, 2006, purchase commitments totaled $24.2 million.

Foreign Currency Derivatives. The Company has entered into foreign currency forward contracts to hedge foreign currency denominated receivables. Forward contracts involve agreements to sell foreign currency at specified rates at future dates. The following table presents the value of currency exchange forward contracts, in United States dollars, at March 31, 2006 and September 30, 2005.

(Amount in thousands, except spot rate)	March 31, 2006			September 30, 2005
Principal (notional) amounts in U.S. dollars:	Amount	Spot Rate	Settlement Date(s)	Amount	Spot Rate	Settlement Date
Forward exchange contract #1	$2,043	$1.2076	Apr-2006	$2,148	$1.211	Oct-2005
Forward exchange contract #2	1,208	1.2076	May-2006
Forward exchange contract #3	595	1.2076	Jun-2006

	$3,846			$2,148

Results of Operations for the Three Months and Six Months Ended March 31, 2006 and 2005

This data has been derived from the Statements of Operations elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

REVENUES

Three Months Ended March 31, (in thousands & percent of revenue)	2006		2005		Change
Broadband equipment	$22,715	81%	$22,247	88%	2%
Broadband software and service	5,161	19%	2,976	12%	73%

Total revenues	$27,876	100%	$25,223	100%	11%

Six Months Ended March 31, (in thousands & percent of revenue)	2006		2005		Change
Broadband equipment	$43,766	84%	$48,444	89%	-10%
Broadband software and service	8,008	16%	6,097	11%	31%

Total revenues	$51,774	100%	$54,541	100%	-5%

An increase in software and services revenue was the primary cause of the 11% increase in total revenues for the three months ended March 31, 2006, compared with the same period of the prior year.

For the six months ended March 31, 2006, the increase in software and service revenue was offset by a decline in equipment revenue, and the net effect was a 5% decrease in total revenues for the comparative six month periods.

Broadband Equipment. An increase in broadband equipment units shipped was the primary reason for the increase in broadband equipment revenue for the three months ended March 31, 2006, compared with the same period of the prior year. A mix shift toward sales of Wi-Fi enabled ADSL broadband equipment offset most of the decline in overall average selling prices. Wi-Fi enabled ADSL broadband equipment carries a higher selling price than ADSL broadband equipment sold without Wi-Fi. In part, this reflects the value of the Wi-Fi antenna.

A decrease in the volume of broadband equipment units shipped was the primary reason for the decrease in broadband equipment revenue for the six months ended March 31, 2006, compared with the same period of the prior year. Most of the decline related to reduced equipment sales to BellSouth for its wholesale customers and these sales mostly benefited the first quarter of the prior fiscal year.

The table below includes broadband equipment unit sales volumes and average selling prices. The amounts exclude accessories unit volumes and revenue from the calculation of average selling prices.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Equipment unit sales volumes	265,000	248,000	513,000	554,000
Average selling prices	$82	$84	$82	$82

We expect that broadband equipment revenue will be sequentially higher in the third quarter ending June 30, 2006 as compared with the second quarter ended March 31, 2006. In particular, we successfully completed a field trial with a new European customer for our ADSL Wi-Fi equipment and shipped $2.1 million of equipment, which was recorded as deferred revenue for our second fiscal quarter ended March 31, 2006, and we expect to recognize this as revenue in our third quarter ending June 30, 2006.

Broadband Software and Services. In the second quarter ended March 31, 2006, we recognized a significant amount of revenue related to our NBBS remote management software. This revenue was from the license and hosting of NBBS remote management software and caused the comparative three and six month increases in software and services revenue. In particular, during the second quarter ended March 31, 2006, we completed a license of our NBBS remote management software to BellSouth and the license revenue had been recognized as deferred revenue since the period ended September 30, 2005. We expect to continue to receive maintenance revenues in the future related to this license. Revenue from our other software and services revenue declined in the three and six months ended March 31, 2006, by approximately $100,000 and $400,000, respectively, compared with the same periods of the prior fiscal year. These declines resulted from lower license sales of our system management software, Timbuktu and netOctopus Enterprise. We expect software and services revenues to be sequentially lower in the third quarter ending June 30, 2006 as compared with the second quarter ended March 31, 2006, because we expect to have a lower level of NBBS remote management software revenue.

GROSS MARGIN

Three Months Ended March 31, (in thousands & percent of revenue)	2006		2005		Percentage Point Change
Broadband equipment	$7,041	31%	$5,652	25%	6%
Broadband software and service	4,568	89%	2,580	87%	2%

Total gross margin	$11,609	42%	$8,232	33%	9%

Six Months Ended March 31, (in thousands & percent of revenue)	2006		2005		Percentage Point Change
Broadband equipment	$13,293	30%	$11,616	24%	6%
Broadband software and service	6,875	86%	5,423	89%	-3%

Total gross margin	$20,168	39%	$17,039	31%	8%

The total amount of gross profit and the overall gross margin percentage rate improved in the three and six months ended March 31, 2006, compared with the same period of the prior fiscal year because of increased software and services revenue, which earns higher gross margin rates than sales of broadband equipment and improvements in the gross margin percentage rate earned on sales of broadband equipment.

Broadband Equipment. The improvement in the gross margin rate earned on sales of broadband equipment mostly reflected the benefit of cost reductions, and secondarily a greater mix of Wi-Fi and business-class broadband equipment sales. Sales of business-class and Wi-Fi broadband equipment tend to earn a higher gross margin rate than sales of residential-class broadband equipment. We believe that the residential-class broadband equipment market is larger than the business-class broadband equipment market, and we are seeking to increase our sales of residential-class broadband equipment. If we are successful in increasing our sales of residential-class broadband equipment, our broadband equipment gross margin rates may decline because sales of this class of equipment tends to earn a lower gross margin rate than sales of business-class broadband equipment. In seeking to increase sales of residential-class broadband equipment, our goal is to increase the total amount of broadband equipment gross profit.

Broadband Software and Services. Increased software and services revenue caused an increase in the amount of gross profit earned on these sales. In the second quarter ended March 31, 2006, we recognized revenue related to our NBBS remote management software and this was the first quarter for us to recognize a significant amount of revenue from sales of this product. It was the gross margin earned on revenue from the license and hosting of NBBS remote management software that caused the comparative three and six month increases in the amount of gross profit earned on software and services revenue. We expect that software and services gross profit will be sequentially lower in the third quarter ending June 30, 2006 as compared with the second quarter ended March 31, 2006, because we expect to have a lower level of revenue and corresponding gross profit from sales of NBBS remote management software.

RESEARCH AND DEVELOPMENT

Three Months Ended March 31, (in thousands & percent of revenue)	2006		2005		Change
Research and development	$4,182	15%	$3,403	13%	23%

Six Months Ended March 31, (in thousands & percent of revenue)	2006		2005		Change
Research and development	$8,111	16%	$6,609	12%	23%

Research and development (“R&D”) expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead.

Stock based compensation expense was 12 and 14 percentage points, respectively of the 23% increase in R&D expense in the three and six months ended March 31, 2005. The remaining increase in R&D expense reflected an increase in the R&D headcount and salaries. For the three and six months ended March 31, 2006, $411,000 and $959,000 of R&D expense, respectively, was non-cash stock-based compensation expense recorded pursuant to the October 1, 2005 prospective adoption of SFAS 123(R). This amounted to 1% and 2% of revenue for the three and six months ended March 31, 2006, respectively.

We expect to continue to allocate substantial resources to product and technological development as a percentage of revenue, and R&D expenses may increase in the future.

SELLING AND MARKETING

Three Months Ended March 31, (in thousands & percent of revenue)	2006		2005		Change
Selling and marketing	$4,899	18%	$4,582	18%	7%

Six Months Ended March 31, (in thousands & percent of revenue)	2006		2005		Change
Selling and marketing	$9,752	19%	$9,667	18%	1%

Selling and marketing expenses consist primarily of salary, stock-based compensation and commission expenses for our sales force and related travel expenses and advertising and promotional expenses.

Stock based compensation expense caused almost all of the 7% increase in Selling and Marketing expense in the three months ended March 31, 2005 compared with the same period of the prior year. Without stock compensation expense, Selling and Marketing expenses would have declined in the six months ended March 31, 2005 compared with the same period of the prior year. This decrease reflected an increase in the allocation of technical support expense to cost of sales. For the three and six months ended March 31, 2006, $255,000 and $481,000 of Selling and Marketing expense was non-cash stock-based compensation expense recorded pursuant to the October 1, 2005 prospective adoption of SFAS 123(R). This amounted to 1% of revenue for the three and six months ended March 31, 2006.

GENERAL AND ADMINISTRATIVE

Three Months Ended March 31, (in thousands & percent of revenue)	2006		2005		Change
General and administrative	$2,118	8%	$2,029	8%	4%

Six Months Ended March 31, (in thousands & percent of revenue)	2006		2005		Change
General and administrative	$4,537	9%	$4,224	8%	7%

General and administrative (“G&A”) expenses consist primarily of employee related expenses, legal and accounting fees, and insurance costs.

Stock based compensation expense caused the increases in G&A expense in the three and six months ended March 31, 2005 compared with the same periods of the prior year. Without stock compensation expense, G&A expenses would have declined in the three and six months ended March 31, 2005 compared with the same periods of the prior year. This decrease is because of lower legal costs, partially offset by a $300,000 litigation settlement charge recorded in the first quarter of fiscal year 2006. The lower legal costs, in part, reflect the benefit of insurance reimbursements in the six months ended March 31, 2005.

For the three and six months ended March 31, 2006, $623,000 and $1.0 million of G&A expense was non-cash stock-based compensation expense recorded pursuant to the October 1, 2005 prospective adoption of SFAS 123(R). This was 2% of revenue for the three and six months ended March 31, 2006.

AMORTIZATION OF PURCHASED INTANGIBLE ASSETS

Amortization of purchased intangible assets included in operating expenses was zero for the three and six months ended March 31, 2006 compared to $87,000 and $173,000 for the three and six months ended March 31, 2005, respectively. The corresponding intangible asset became fully amortized at September 30, 2005.

RESTRUCTURING COSTS

Restructuring costs included in operating expenses were zero for the three and six months ended March 31, 2006 compared to $98,000 for the three and six months ended March 31, 2005. During the three and six months ended March 31, 2005, we recorded a restructuring charge of $98,000, primarily employee termination and wind down costs associated with the closure of a sales office in the Netherlands and the Germany development office.

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

During the three months ended March 31, 2006, we had net income of $0.6 million and provided approximately $8,000 of cash for operating activities. In each of the past three fiscal years ended September 30, we used approximately $1.8 million, $5.2 million and $5.4 million, respectively, of cash for operating activities. Our cash and cash equivalents totaled $22.4 million at March 31, 2006. We may not be able to sustain or increase profitability or generate cash on a quarterly or annual basis, which could significantly harm our business.

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

If we are unable to resolve the private securities action, the derivative actions and other government investigations and litigation related to and arising out of the restatements of our consolidated financial statements for prior periods in a timely and economic manner, our business could be significantly harmed.

We currently are named as a defendant in a consolidated private securities action brought as a purported class action. In addition, there are purported derivative actions pending in state and federal court in California. We also have learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation by the United States Attorney’s office. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations. Defending against the private securities class action, the derivative actions and other government investigations and litigation matters related to the restatements also will likely continue to require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operations. While we have provided notice of the government investigations and the other litigation matters to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

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

The success of our broadband equipment depends upon the extent to which telecommunications carriers and service providers continue to expand their deployments of DSL and other broadband services. Factors that have impacted such deployments include:

•	Lengthy approval processes followed by carriers and service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

•	Improved business opportunities provided by deployment of broadband services by our Incumbent Local Exchange Carriers (ILECs) and other customers;

•	Lack of compatibility of DSL equipment that is supplied by different manufacturers;

•	Rapidly changing industry standards for DSL and other broadband technologies; and

•	Government regulations.

We offer to carriers and service providers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated features and services that we believe can justify higher recurring revenues from end users. These features and services include dial backup, VPNs, remote management and configuration using our NBBS software platform, and hosting of eSites and eStores. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted. If telecommunications carriers and service providers do not continue to expand their deployments of DSL and other broadband services, our revenues could decline and our business could be significantly harmed.

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

Prior to our acquisition of Cayman in October 2001, we developed, marketed and sold broadband equipment products primarily to Competitive Local Exchange Carriers (CLECs) and ISPs serving the small business market for DSL Internet connectivity. With our current products and technology, we now are competing for sales of broadband equipment to ILECs serving the residential market. There are numerous risks associated with the residential broadband gateway market including, but not limited to:

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

We rely on a small number of customers for a large portion of our revenues. For the three months ended March 31, 2006 and 2005, there were four and three customers, respectively, that each individually represented at least 10% of our revenues and in the aggregate, accounted for 65% and 42%, respectively, of our total revenues. Our largest customer, BellSouth Telecommunications, Inc., has entered into an agreement pursuant to which it will merge into AT&T (formerly SBC) following regulatory and shareholder approvals. While AT&T also is one of our largest customers, we believe that our market share is larger at BellSouth than at AT&T, which we believe buys a significantly larger volume of broadband equipment from 2Wire, Inc., one of our competitors. AT&T also recently made an investment in 2Wire. There is no guarantee that BellSouth will continue to buy our broadband equipment in the same volumes following the merger with AT&T. Others of our major customers also are reported to be acquisition targets. The telecommunications industry generally is experiencing consolidation as companies merge and acquire other companies. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products for any reason, including industry consolidation.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the three months ended March 31, 2006 and 2005, our international sales represented 33% and 36%, respectively, of our total revenues. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband equipment products to certain of our European customers are denominated in Euros. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could result in decreased sales of our products and services. In addition, changes in the value of the Euro relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros.

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

In the market for broadband equipment, we primarily compete with 2Wire, Inc., Westell Technologies, Inc., Siemens AG (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Thomson Corporation and ZyXEL Communications Co. In the market for our broadband software and services products, we primarily compete with Motive, Inc., Supportsoft, Inc., 2Wire, Inc., Altiris, Inc., Computer Associates International, Inc., CrossTec Corporation, Expertcity, Inc., LANDesk Software, Inc., Microsoft Corporation and Symantec Corporation.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ended March 31, 2006, our revenues have ranged from $23.4 million to $29.3 million, and our net income (loss) has ranged from $0.6 million net income to ($6.1) million net loss. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

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

We do not manufacture any of the components used in our products and perform only limited assembly on some products. All of our broadband equipment relies on components that are supplied by independent contractors and specialized suppliers. Furthermore, substantially all of our broadband equipment includes printed circuit boards that are manufactured by fewer than five contract manufacturers that assemble and package our products. We do not have guaranteed supply arrangements with these third parties and they could cease selling components to us at any time. Moreover, the ability of independent contractors and specialized suppliers to provide us with sufficient components for our broadband equipment also depends on our ability to accurately forecast our future requirements. If we are unable to obtain a sufficient quantity of components from independent contractors or specialized suppliers in a timely manner for any reason, sales of our broadband equipment could be delayed or halted. Similarly, if supplies of circuit boards or products from our contract manufacturers are interrupted for any reason, we will incur significant losses until we arrange for alternative sources. In addition, we may be required to pay premiums for components purchased from other vendors should our regular independent contractors and specialized suppliers be unable to timely provide us with sufficient quantity of components. To the extent we pay any premiums, our gross margins and operating results would be harmed. Further, we could also be forced to redesign our broadband equipment and qualify new suppliers of components. For example, all broadband equipment imported into the European Union effective June 30, 2006 must comply with the Directive 2002/95/EC of the European Parliament on the restriction of the use of certain hazardous substances. The government of Switzerland has adopted similar new regulations effective June 30, 2006. Compliance with these regulations has required us to redesign certain of our broadband equipment and to qualify different components. Any stoppage or delay in selling our products related to a failure to redesign successfully our broadband equipment if and when required would seriously harm our reputation and business.

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

The market price of our common stock may fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	Our ability to meet the listing standards and to obtain a relisting of our common stock on The Nasdaq Stock Market or a listing on The Nasdaq Capital Market;

•	Variations in our quarterly operating results, including shortfalls in revenues or earnings from securities analysts’ expectations;

•	Changes in securities analysts’ estimates of our financial performance;

•	Changes in market valuations and volatility generally of securities of other companies in our industry;

•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	General conditions in the broadband communications industry.

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

Changes in the accounting treatment of stock options has and will adversely affect our results of operations.

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. The adoption of the SFAS 123R fair value method effective as of October 1, 2005 has and will have a significant adverse impact on our results of operations because the stock-based compensation expense is charged directly against our reported earnings. See Note 2 and 7 to the Consolidated Condensed Financial Statements included in this Form 10-Q for further details.

PART I — FINANCIAL INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Our potential market interest rate risk for borrowings relates primarily to the rate charged by Silicon Valley Bank under our credit facility, from which we had no borrowings at March 31, 2006. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”). To the extent interest rates increase and we make borrowings under the credit facility, we would incur increased interest expense.

Foreign Currency Risks

Our exposure to foreign exchange risk relates primarily to sales and corresponding receivables made to international customers whose transactions are denominated in Euros. We are subject to risks related to fluctuations in foreign exchange rates. To minimize the effects of potential short-term fluctuations on our operating result stemming from our exposure to foreign currency exchange fluctuations, we enter into foreign exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. Our currency exchange contracts typically have maturities of three months or less. See Note 8 to the Consolidated Condensed Financial Statements included in this Form 10-Q for further details.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were named as a defendant in an action in the United States Bankruptcy Court for the Northern District of California entitled E. Lynn Schoenmann, trustee of NorthPoint Communications, Inc. v. Netopia. In this action, the trustee of the bankruptcy estate of NorthPoint Communications, Inc. (“NorthPoint”) sought to recover approximately $1.2 million that NorthPoint paid to us within the 90-day preference period before NorthPoint filed for bankruptcy in January 2001. In March 2006, the bankruptcy court approved the settlement of this action, pursuant to which we made a payment to the plaintiff in the amount $300,000 in consideration of a release of all claims. The settlement was recorded as an expense in the three months ended December 31, 2005.

On March 29, 2006, the United States Securities and Exchange Commission (“SEC”) instituted and simultaneously settled an administrative cease-and-desist proceeding against us. Without admitting or denying the SEC’s findings, we have agreed to cease and desist from future violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder. The settlement is consistent with our announcement on July 22, 2005 that we had submitted an offer of settlement to the staff of the Division of Enforcement of the SEC, to resolve an investigation into our disclosures and accounting practices, primarily related to our restatement of our financial statements for the fiscal years ended September 30, 2003 and 2002.

On March 29, 2006, we also announced that we had learned that the SEC had filed and simultaneously settled charges against Alan B. Lefkof, our President and Chief Executive Officer. Without admitting or denying the SEC’s allegations, Mr. Lefkof agreed to consent to the entry of an order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933, as amended, and Rule 13b2-1 promulgated under the Exchange Act, and aiding and abetting our violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20 and 13a-11 promulgated thereunder, in connection with a Report on Form 8-K and exhibit furnished to the SEC on July 6, 2004. Mr. Lefkof also agreed to pay a civil penalty.

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

In August 2004, the first of four purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the alleged misstatements described above in connection with the purported class action described above. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. On March 3, 2006, the plaintiffs filed their consolidated amended complaint. We believe that we have strong defenses to the claims asserted in the complaints as initially filed. We intend to defend the cases vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

In April 2005, we learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation.

In January 2005, we were notified by the Occupational Health and Safety Administration (“OSHA”) that we were named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees alleged that we terminated them in retaliation for their participation in the internal accounting review conducted by the audit committee in 2004. On May 11, 2005, following its investigation, OSHA advised us that the complaint was determined to have no merit. On August 31, 2005, the two former employees refiled these claims in the United States District Court for the Northern District of Texas in an action entitled Frankl v. Netopia et al. The complaint names the Company and certain current and former officers and directors as defendants. The plaintiffs will be filing a motion to stay this action. We believe that our defenses to this action are strong and intend to defend it vigorously. We currently cannot estimate the extent of the potential damages in this dispute. One of the plaintiffs in this action is a defendant in an action filed on March 29, 2006 and pending in the United States District Court for the Northern District of California entitled Securities and Exchange Commission v. Skoulis, Frankl et al.

Defending against the government investigations, the private securities class action, the derivative actions and other litigation matters described above will likely continue to require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigations and the litigation matters described above to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2006, we held our Annual Stockholder Meeting in Emeryville, California. At the Annual Stockholder Meeting, the stockholders voted on the following proposals:

1.	To elect six (6) directors to serve until the 2007 Annual Stockholder Meeting or until their successors have been elected and qualified or until their earlier resignation, death or removal; and

2.	To ratify the appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2006.

The votes cast for, against or withheld, as well as the number of abstentions, is set forth below as to each matter voted upon at the meeting:

	For	Withheld
Item 1: Election of Directors
Harold S. Wills	20,921,330	2,262,434
Alan B. Lefkof	21,794,346	1,389,418
J. Francois Crepin	21,878,457	1,305,305
Reese M. Jones	21,819,778	1,363,986
Robert Lee	21,879,457	1,304,307
Howard T. Slayen	20,718,023	2,465,741

Item 2: Ratify Appointment of Independent Registered Public Accounting Firm
For	21,905,266
Against	77,706
Abstain	1,200,792
Broker Non-Vote	0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) We filed the following Current Reports on Form 8-K during the three months ended March 31, 2006:

•	On January 6, 2006, we filed a Current Report on Form 8-K, reporting Items 1.01, 8.01 and 9.01, reporting that Raymond J. Smets had joined the Company as its new Senior Vice President, Sales and Marketing, as well as certain other information.

•	On January 24, 2006, we filed a Current Report on Form 8-K, reporting Items 2.02 and 9.01, reporting our financial results for the first fiscal quarter ended December 31, 2005, as well as certain other information.

•	On January 25, 2006, we filed a Current Report on Form 8-K, reporting Item 5.02, reporting that the Board of Directors had appointed J. Francois Crepin as a member of the Compensation Committee and the Technology Strategy Committee, and that the Board of Directors had appointed Reese M. Jones and Alan B. Lefkof to the newly created Technology Strategy Committee, as well as certain other information.

•	On March 29, 2006, we filed a Current Report on Form 8-K, reporting Items 1.01, 8.01 and 9.01, reporting that the Securities and Exchange Commission had instituted and simultaneously settled an administrative cease-and-desist proceeding against Netopia, that the Securities and Exchange Commission had filed and simultaneously settled charges against Alan B. Lefkof, our President and Chief Executive Officer, as well as certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	NETOPIA, INC. (Registrant)

	By:	/s/ Alan B. Lefkof
Alan B. Lefkof
President and Chief Executive Officer

	By:	/s/ Charles Constanti
Charles Constanti
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)