Form 10-Q
period 2006-06-30
NETOPIA INC
filed 2006-08-09
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer                          Accelerated filer        ✓                Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes                                No         ✓

As of August 7, 2006, there were 26,124,021 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETOPIA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2006	September 30, 2005 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,547	$22,234
Trade accounts receivable, net of allowances for doubtful accounts of $143 and $144, respectively	17,057	16,208
Inventories	5,930	8,718
Prepaid expenses and other current assets	2,378	1,102

Total current assets	51,912	48,262

Property and equipment, net	2,556	2,623
Intangible assets, net	3,015	4,037
Equity investment	1,377	1,032
Deposits and other assets	351	481

TOTAL ASSETS	$59,211	$56,435

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,303	$12,525
Deferred revenue	3,323	2,946
Other current liabilities	5,417	4,737

Total current liabilities	20,043	20,208
Long-term liabilities:
Deferred revenue, long term	198	109
Other long-term liabilities	163	246

TOTAL LIABILITIES	20,404	20,563

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 25,837,902 and 25,428,412 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	26	25
Additional paid-in capital	173,046	168,075
Accumulated other comprehensive income	62	45
Accumulated deficit	(134,327)	(132,273)

Total stockholders’ equity	38,807	35,872

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,211	$56,435

(1) Derived from the audited Consolidated Balance Sheet dated September 30, 2005 included in Netopia’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

See accompanying notes.

NETOPIA, INC.

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005
REVENUES:
Broadband equipment	$27,333	$25,103	$71,099	$73,547

Broadband software and services	3,154	2,726	11,162	8,823

Total revenues	30,487	27,829	82,261	82,370

COST OF REVENUES:
Broadband equipment	18,854	18,655	48,751	54,907
Broadband software and services	625	489	1,734	1,139
Amortization of acquired technology	300	300	900	900

Total cost of revenues	19,779	19,444	51,385	56,946

GROSS PROFIT	10,708	8,385	30,876	25,424

OPERATING EXPENSES:
Research and development	4,505	3,400	12,616	10,009
Selling and marketing	5,502	4,582	15,254	14,249
General and administrative	2,268	2,561	6,805	6,785
Amortization of intangible assets	-	86	-	259
Restructuring costs	-	-	-	98

Total operating expenses	12,275	10,629	34,675	31,400

OPERATING LOSS	(1,567)	(2,244)	(3,799)	(5,976)
Gain on equity investment	1,079	-	1,079	-
Other income (expenses), net	344	(44)	703	259

LOSS BEFORE INCOME TAXES	(144)	(2,288)	(2,017)	(5,717)
Provision for income taxes	12	24	37	68

NET LOSS	$(156)	$(2,312)	$(2,054)	$(5,785)

Net loss per common share, Basic and Diluted:	$(0.01)	$(0.09)	$(0.08)	$(0.23)

Shares used in per-share calculation:	25,817	25,215	25,636	25,000

See accompanying notes. Net loss for the three and nine months ended June 30, 2006 includes stock-based compensation expense of $1,442,801 and $3,985,155, respectively, under Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment.” There was no stock-based compensation expense under SFAS 123, “Accounting for Stock-Based Compensation,” in the three and nine months ended June 30, 2005 because the Company had not yet adopted the recognition provisions of SFAS 123. Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Condensed Consolidated Financial Statements in the Form 10-Q for the three and nine months ended June 30, 2005 was $3.5 million and $9.5 million, respectively, or a loss of $(0.14) and $(0.38), respectively, per basic and diluted share. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

NETOPIA, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,054)	$(5,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,783	2,695
Stock-based compensation related to employee stock options and employee stock purchases	3,994	-
Changes in allowance for doubtful accounts	(16)	(30)
Gain on sale of equity investment	(1,079)	-
Restructuring costs	-	(459)
Charge for impairment of capitalized software costs	-	99
Changes in operating assets and liabilities:
Trade accounts receivable	(833)	(503)
Inventories	2,788	737
Prepaid expenses and other assets	(1,276)	260
Accounts payable and accrued liabilities	(565)	3,021
Deferred revenue	466	(325)
Other liabilities	(60)	(935)

Net cash provided by (used in) operating activities	3,148	(1,225)

Cash flow from investing activities:

Purchase of furniture, fixtures and equipment	(564)	(1,151)
Sale of equity investment	734	-

Net cash provided by (used in) investing activities	170	(1,151)

Cash flow from financing activities:

Repayment of term loans	-	(104)
Proceeds from the issuance of common stock	978	1,335

Net cash provided by financing activities	978	1,231

Effect of changes in foreign currency exchange rates	17	(3)

Net increase (decrease) in cash and cash equivalents	4,313	(1,148)
Cash and cash equivalents, beginning of period	22,234	23,973

Cash and cash equivalents, end of period	$26,547	$22,825

See accompanying notes.

NETOPIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Unaudited

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Nine Months Ended June 30, 2005

Balance, September 30, 2004	24,717,503	$25	$166,245	$(125,140)	$ —	$ 41,130

Net Loss				(5,785)		(5,785)
Foreign Currency Translation adjustments					3	3

Comprehensive Loss						(5,788)

Exercise of stock options	246,069	—	609			609
Issuance of common stock under ESPP	261,651	—	729			729

Balance, June 30, 2005	25,225,223	$25	$167,583	$(130,925)	$3	$36,670

Nine Months Ended June 30, 2006

Balance, September 30, 2005	25,428,412	$25	$168,075	$(132,273)	$45	$35,872

Net Loss				(2,054)		(2,054)
Foreign Currency Translation adjustments					17	17

Comprehensive Loss						(2,037)

Exercise of stock options	174,205	—	382			382
Issuance of common stock under ESPP	235,285	1	595			596
Stock-based compensation expense related to employee stock options and employee stock purchases			3,994			3,994

Balance, June 30, 2006	25,837,902	$26	$173,046	$(134,327)	$62	$38,807

See accompanying notes.

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

Fiscal Year:    The Company’s fiscal year is the 12-months ending September 30.

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

Stock-Based Compensation:    On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for share-based payment awards made to the Company’s employees and non-employee directors, including stock options and employee stock purchases made pursuant to the Employee Stock Purchase Plan (“ESPP”), based on estimated fair values.

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

Per Share Calculations:    Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares consist of employee stock options, which in aggregate were approximately 7.7 million options outstanding at June 30, 2006.

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

(3)	Intangible Assets

Intangible assets consisted of goodwill and purchased intangibles, as follows:

	June 30, 2006	September 30, 2005
	(in thousands)
Goodwill	$1,668	$1,668
Purchased intangibles	8,615	8,615

	10,283	10,283
Less accumulated amortization	(7,268)	(6,246)

Intangible Assets, net	$3,015	$4,037

Goodwill:    The Company’s goodwill resulted from the acquisitions of JadeSail in October 2003 and WebOrder in March 2000, each of which became part of the broadband software and services segment.

Purchased Intangibles:    At June 30, 2006, the Company’s purchased intangible assets consisted of developed product technology and a marketing agreement. The table below presents details of the Company’s purchased intangible assets. The Company’s purchased intangible assets are allocated primarily to the broadband equipment segment.

	Technology	Marketing Agreement	Total
	(in thousands)
Balance, September 30, 2005	$2,232	$137	$2,369
Amortization	(900)	(122)	(1,022)

Balance, June 30, 2006	$1,332	$15	$1,347

The Company’s purchased intangible assets will be fully amortized by the end of fiscal year 2007. Estimated future amortization is $325,000 in the fourth quarter of fiscal year 2006 and $1,022,000 in fiscal year 2007.

(4)	Inventories

Inventories consisted of the following:

	June 30, 2006	September 30, 2005
	(in thousands)
Raw materials	$910	$ 1,783
Work in process	72	43
Finished goods	4,948	6,892

Total	$5,930	$ 8,718

(5)	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2006	September 30, 2005
	(in thousands)
Computers	$7,206	$7,064
Machinery and equipment	3,640	3,415
Furniture and fixtures	1,675	1,684
Manufacturing tooling	1,456	1,310
Leasehold improvements	436	376

	14,413	13,849
Less: accumulated depreciation	(11,857)	(11,226)

Total	$2,556	$2,623

(6)	Warranty Liability

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

The following table summarizes the activity related to the product warranty liability:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Balance at beginning of period	$260	$138	$310	$140
Utilized	(69)	(91)	(190)	(220)
Charged to costs and expenses	77	86	148	213

Balance at end of period	$268	$133	$268	$133

(7)	Stock Option Plans

The Company has three share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. Options granted under any of the three share-based plans have a maximum contractual term of 10 years. Stock options generally vest over service periods that range from 2 to 4 years. The Company also has an employee stock purchase plan for all eligible employees.

1996 Stock Option Plan.    In April 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) providing for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Incentive stock options may be granted at not less than 100% of the fair market value per share and non-statutory stock options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or the Compensation Committee, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the options must be not less than 110% of the fair market value. Included in the 1996 Plan is a provision for the automatic grant of non-statutory options to non-employee directors of the Company. The current provisions relating to the automatic grant of options to directors are described below. The 1996 Plan has expired, and as of June 30, 2006, no additional shares are available for grant under the 1996 plan.

2000 Stock Incentive Plan.    In October 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan) providing for issuance of non-statutory options and restricted stock to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. Options and restricted stock awards granted under the 2000 Plan are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The 2000 Plan is not a stockholder approved stock option plan and is intended to comply with the exception for broadly based option plans in which a majority of the participants are rank and file employees not officers or directors, and a majority of the grants are made to such employees. Only nonqualified stock options that do not qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code may be granted under this Plan. The Board of Directors or the Compensation Committee will determine the exercise price of an option when the option is granted and may be not less than the par value of the shares on the date of grant. Officers and directors will not receive any additional awards under the 2000 Plan. A restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions. The purchase price of shares sold pursuant to a restricted stock award will be determined by the Compensation Committee on the date the restricted stock award is granted and may be not less than the par value of the shares on the date of grant. Restricted stock awards shall be subject to such restrictions as the Board of Directors or the Compensation Committee may impose. As of June 30, 2006, there were no restricted stock awards granted under the 2000 Plan. As of June 30, 2006, there are 971,102 shares authorized but unissued and 306,493 shares available for grant under the 2000 plan.

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

The initial number of shares of common stock available for issuance under the 2002 Plan was 750,000 shares. The number of shares of common stock available for issuance under the 2002 Plan automatically increases on the first trading day of each calendar year beginning 2003 by an amount equal to four and three-quarter percent (4.75%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, provided, however, that no such automatic annual increase may exceed 1,000,000 shares. As a result of this automatic increase provision, an additional 1,000,000,

1,000,000, 1,000,000 and 898,081 shares of common stock became available on January 3, 2006, January 3, 2005, January 2, 2004 and January 2, 2003, respectively, for issuance under the 2002 Plan. As of June 30, 2006, there are 4.2 million shares authorized but unissued and 505,860 shares available for grant under the 2002 plan.

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

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation was reflected in net loss for the three and nine months ended June 30, 2005, because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Impact of adoption of SFAS 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Accordingly, during the three and nine months ended June 30, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The following table summarizes the classification of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended June 30, 2006, which was allocated as follows:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
	(in thousands)
Stock-based compensation expense was included in:
Cost of revenues – broadband equipment	$72	$140

Research and development	590	1,549
Selling and marketing	353	834
General and administrative	428	1,462

Stock-based compensation expense included in operating expenses	1,371	3,845

Stock-based compensation expense included in net loss	$1,443	$3,985

The table below reflects basic and diluted net income (loss) per share for the three months and nine months ended June 30, 2006 compared with the pro forma information for the three months and nine months ended June 30, 2005 (in thousands except per-share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(in thousands except per share amounts)
Net loss - as reported for the prior period	N/A	$(2,312)	N/A	$(5,785)
Stock-based compensation expense related to employee stock options and employee stock purchases	$1,443	$1,152	$3,985	$3,735

Net loss - including the effect of stock-based compensation expense	$(156)	$(3,464)	$(2,054)	$(9,520)

Basic and diluted loss per share – as reported for the prior period	N/A	$(0.09)	N/A	$(0.25)

Basic and diluted loss per share - including the effect of stock-based compensation	$(0.01)	$(0.14)	$(0.08)	$(0.38)

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

During the nine months ended June 30, 2006, the Company granted 2,365,750 stock options with an estimated total grant-date fair value of $6.8 million. Of this amount, the Company estimated that the stock-based compensation for awards not expected to vest was $1.3 million.

As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $7.2 million net of estimated forfeitures. The amount of stock based compensation capitalized, as inventory on June 30, 2006 was $6,000. The Company elected not to capitalize any stock-based compensation to inventory at October 1, 2005 when the provisions of SFAS 123(R) were initially adopted.

Stock Option Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following estimates:

	Nine Months Ended June 30,
	2006	2005
Expected life (in years)	2.97	3.23
Expected volatility	121%	354%
Risk-free interest rate	5.13%	3.67%
Expected dividend yield	-	-

Valuation Assumptions

Expected volatility is based on the historical volatility of the Company’s common stock to estimate the future expected volatility. The risk-free interest rates are taken from the Federal Yield Curve Rates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal or approximately equal to the expected term of the options. The expected term calculation is based on observed historical option exercise behavior of the Company’s employees and the options’ contractual terms. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

The Black-Scholes weighted average fair value of employee stock options granted during the nine months ended June 30, 2006 and 2005 was $2.87 and $3.18, respectively.

As of June 30, 2006, the weighted-average remaining contractual terms of options outstanding and currently exercisable are 7.25 and 5.87 years, respectively.

The following table summarizes activity under the Company’s stock option plans:

Stock options	Shares under Options	Weighted average exercise price
Outstanding as of September 30, 2005	5,709,856	$4.33
Options granted	525,000	2.68
Options exercised	(40,761)	2.17
Options cancelled	(45,734)	3.84

Outstanding as of December 31, 2005	6,148,361	4.20
Options granted	1,448,625	3.37
Options exercised	(49,997)	1.98
Options cancelled	(88,702)	3.02

Outstanding as of March 31, 2006	7,458,287	4.07
Options granted	392,125	4.70
Options exercised	(83,447)	2.33
Options cancelled	(98,590)	3.75

Outstanding as of June 30, 2006	7,668,375	$4.13

Exercisable as of June 30, 2006	4,493,472	$4.55

As of June 30, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was $12.2 million and $6.2 million, respectively.

Employee Stock Purchase Plan

In March 2005, the Company approved the adoption of the 2005 Employee Stock Purchase Plan and reserved a total of 1,225,000 shares of common stock for issuance under the plan. Employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. The Company’s and its subsidiaries’ employees are all eligible to participate in the Plan and purchase shares of the Company’s common stock through accumulated payroll deductions. As of June 30, 2006, 808,814 shares were reserved for issuance under the plan. The value of rights to purchase shares under the plan were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended June 30,
	2006	2005
Expected life (in years)	0.5 to 2	2
Expected volatility	52% – 83%	221%
Risk-free interest rate	5.21%	3.66%
Expected dividend yield	-	-

Valuation Assumptions

Pursuant to the guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107 (SAB 107), the Company uses historical volatility as an estimate of expected volatility for purposes of calculating stock-based compensation expense using the Black-Scholes model. During the first 9 months of fiscal 2006, the Company changed its assumption of historical volatility from 10 years to a range of 6 months to 2 years for purposes of calculating stock-based compensation expense related to share-based payment awards under the Company’s ESPP. The Company believes that a range of 6 months to 2 years results in a more accurate estimate of expected volatility for the purpose of valuing stock-based compensation related to the Company’s ESPP.

(8)	Commitments and Contingencies

Operating Lease Commitments.    The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2006 amount is for the three months remaining in the fiscal year):

	Year ending September 30,
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Property lease obligations	$337	$1,371	$1,076	$466	$335	$110	$3,695

Purchase Commitments with Outsourcing Manufacturers and Suppliers.    The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procure component inventory on our behalf based on our production orders. The Company is obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments are reflected in our financial statements as a liability once title for goods has transferred, services have been received and/or payments related to the obligations become due. At June 30, 2006, purchase commitments totaled $21.2 million of which $0.6 million represented non-inventory purchase commitments with suppliers.

Foreign Currency Derivatives.    The Company has entered into foreign currency forward contracts to hedge foreign currency denominated receivables. The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and/or losses on the contracts are included in other income (expenses) in the Consolidated Statement of Operations. The Company’s foreign exchange forward contracts usually range from one to three months from origination to maturity. Forward contracts involve agreements to sell foreign currency at specified rates at future dates. The following table presents the fair value amount of currency exchange forward contracts:

	June 30, 2006			September 30, 2005
	Amount	Contracted Forward Rate	Settlement Date(s)	Amount	Contracted Forward Rate	Settlement Date
	(Amount in thousands, except contracted forward rate)
Principal (notional) amounts in U.S. dollars:
Euro forward exchange contract	$278	$1.245	Jul-2006	$2,148	$1.212	Oct-2005
Euro forward exchange contract	1,076	1.273	Jul-2006
Euro forward exchange contract	1,423	1.271	Aug-2006
Euro forward exchange contract	991	1.271	Sep-2006
Swiss franc forward exchange contract	232	0.816	Aug-2006
Swiss franc forward exchange contract	800	0.814	Aug-2006

	$4,800			$2,148

Litigation. On December 3, 2004, the United States District Court for the Northern District of California issued an order consolidating previously filed purported class action cases under the name In re Netopia, Inc. Securities Litigation, and appointing lead plaintiffs and plaintiffs’ counsel. On June 29, 2005, the lead plaintiffs filed their consolidated amended complaint. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The consolidated amended complaint alleges that during the purported class period, November 6, 2003 through August 16, 2004, we made false and misleading statements or failed to disclose material facts, and that the market price of our common stock was artificially inflated as a result of such alleged conduct. On June 21, 2006, the court granted the plaintiffs’ motion for class certification. We believe that we have strong defenses to the claims asserted in the consolidated amended complaint.

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

Defending against the government investigation, the private securities class action, the derivative actions and other litigation matters described above will likely continue to require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigation and the litigation matters described above to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

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

(9)	Segment, Geographic and Major Customer Information

Segment Information:    The Company generates revenues from two primary groups, (i) broadband equipment and (ii) broadband software and services. Financial information regarding the operating segments was as follows:

	Three months ended June 30,
	2006			2005
	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
	(in thousands, except percentages)
Revenues	$27,333	$3,154	$30,487	$25,103	$2,726	$27,829
Cost of revenues	19,142	637	19,779	18,943	501	19,444

Gross profit	8,191	2,517	10,708	6,160	2,225	8,385
Gross margin	30%	80%	35%	25%	82%	30%
Unallocated operating expenses			12,275			10,629

Operating income (loss)			$(1,567)			$(2,244)

	Nine months ended June 30,
	2006			2005
	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
	(in thousands, except percentages)
Revenues	$71,099	$11,162	$82,261	$73,547	$8,823	$82,370
Cost of revenues	49,615	1,770	51,385	55,771	1,175	56,946

Gross profit	21,484	9,392	30,876	17,776	7,648	25,424
Gross margin	30%	84%	38%	24%	87%	31%
Unallocated operating expenses			34,675			31,400

Operating loss			$(3,799)			$(5,976)

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

Sales outside of the United States are primarily export sales denominated in United States Dollars or Euros. Information regarding the Company’s revenues by geographic region was as follows:

	Three months ended June 30,				Nine months ended June 30,
	2006		2005		2006		2005
	Region (in thousands and % revenue)
Europe	$13,211	43%	$10,218	37%	$30,948	37%	$27,627	33%
Other international	715	3%	535	2%	1,400	2%	2,155	3%

Total international revenue	13,926	46%	10,753	39%	32,348	39%	29,782	36%
United States	16,561	54%	17,076	61%	49,913	61%	52,588	64%

Total revenues	$30,487	100%	$27,829	100%	$82,261	100%	$82,370	100%

The Company has no material operating assets outside the United States.

Customer Information:    The Company’s largest customers are service providers. They include regional, national, and international telecommunications carriers, as well as Internet Service Providers.

The following tables set forth customers and revenue amounts that were 10% or more of total revenues reported for the period:

	Three months ended June 30,				Nine months ended June 30,
	2006		2005		2006		2005
	(in thousands and % revenue)

BellSouth	$5,902	19%	$5,798	21%	$17,121	21%	$16,918	21%
Swisscom AG	5,409	18%	6,372	23%	15,413	19%	14,218	17%
eircom Ltd.	3,808	12%	3,089	11%	9,293	11%	8,403	10%

The following tables set forth customer balances that were 10% or more of accounts receivable and the percentage of total accounts receivable:

	June 30, 2006
	(in thousands and % accounts receivable)
Swisscom AG	$3,441	20%
eircom Ltd	$2,827	17%
BellSouth	$2,056	12%

	September 30, 2005
	(in thousands and % accounts receivable)

Swisscom AG	$3,326	21%
BellSouth	$2,612	16%
eircom Ltd.	$1,682	10%

(10)	Credit Facility

Under the Company’s amended credit facility agreement with Silicon Valley Bank, the credit limit is $10 million, the interest rate is Silicon Valley Bank’s prime rate, and the term or maturity date is June 27, 2007. The amended credit facility contains financial covenants related to liquidity and net worth as well as other nonfinancial covenants. Covenants require that the Company maintain an adjusted quick ratio (described below) of 1.25 and the credit facility will be subject to formula based credit limits if the adjusted quick ratio falls below 1.50. Covenants also required the Company to maintain a minimum tangible net worth of $28 million at September 30, 2005; subsequently the minimum tangible net worth declines every few months to $24 million at June 30, 2006 and thereafter, unless reset. The facility is secured by substantially all of the assets of the Company. The adjusted quick ratio is the ratio of (i) the Company’s unrestricted cash, cash equivalents and investments maintained at Silicon Valley Bank plus net receivables to (ii) the Company’s current liabilities plus the outstanding principal amount of any borrowings under the facility less deferred revenues. The Company may borrow under the credit facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. As of June 30, 2006, the Company was in compliance with the covenants, had access to approximately $8.9 million of the credit facility and had no outstanding borrowings. The Company has approximately $800,000 of outstanding letters of credit and $300,000 of cash management reserves that reduce the amount of available credit on the credit facility to $8.9 million.

During the quarter ended June 30, 2006, the Company entered into an agreement with a wireless telecommunications service provider in Germany which requires the delivery of a NBBS solution for the remote management of customer premises equipment with a contractual period from 2006 through 2010. The agreement includes the delivery of network equipment and services. Under the terms of the agreement, the Company is required to issue a performance bond as a guarantee that the Company will fulfill its contractual obligations. During the quarter ended June 30, 2006, the Company issued a performance bond in the form of an irrevocable standby letter of credit. The expiration date of the letter of credit is June 29, 2007. The letter of credit shall be automatically renewed without amendment for a period of one year from the expiration date or any automatically extended expiration date not later than June 30, 2012. This letter of credit is secured by the Company’s credit facility.

In the event the Company’s customer in Germany claims that the Company has not fulfilled all contractual obligations, the customer may submit a claim in writing to the German bank that issued the letter of credit. During the period that the letter of credit is effective, any claim would result in a payment of cash to the customer up to a maximum of 500,000 Euros. This letter of credit is included in the $1.1 million reserved against the Company’s credit facility as of June 30, 2006.

As of June 30, 2006, the Company was not aware of any claims submitted (written or verbal) by the Company’s German customer that would require the accrual of a liability under GAAP. As such, and in accordance with GAAP, the Company has not accrued any liability associated with the issuance of the letter of credit in the Condensed Consolidated Balance Sheet as of June 30, 2006.

(11)	Gain On Equity Investment

During quarter ended June 30, 2006, the Company sold its equity investment in MegaPath Inc. in exchange for $734,000 cash and 1.7 million shares of Series 2 preferred stock of Netifice Communications, Inc (Netifice). In accordance with the criteria of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement 125,” the Company accounted for the transaction as a transfer of an asset that qualified as a sale. Accordingly, the Company removed its investment in MegaPath Inc. and recognized the cash received and its investment in Netifice at fair value, which resulted in a gain of $1.1 million in the Condensed Consolidated Statement of Operations.

(12)	Other Income (Expenses), Net

Other income, net, primarily consisted of interest income earned on cash and cash equivalents, interest expense related to the credit facility and realized and unrealized gains and losses on foreign currency transactions. The following table summarizes the Company’s other income, net:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)

Interest income	$249	$137	$678	$338
Interest expense	(11)	(10)	(32)	(23)
Other income (expense)	106	(171)	57	(56)

Total other income (expenses), net	$344	$(44)	$703	$259

PART I — FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Operating Results

We are focusing on revenue growth for both our broadband networking equipment and our software and services. Our objective is to increase sales to existing customers and to attract new customers. Our strategy is to leverage our strengths in DSL technologies and remote management to meet market requirements for higher bandwidth services, including IPTV (Internet Protocol Television), being provided by telecommunications and Internet service providers. This focus includes achieving design wins and customer field trials for increasingly higher performance gateways and remote management software utilizing new technologies and standards, including VDSL2 and ADSL2+ Bonded technologies as well as other innovations. Our VDSL2 and ADSL2+ Bonded products are in numerous evaluations around the world. If we succeed through the customer field trial phase, we believe that we than have the opportunity for high volume equipment sales to that customer. Software and services revenue growth is largely dependent on service providers deploying new standards in DSL remote management and being selected by customers for their deployments.

We believe that we made progress toward our 2006 revenue growth goals during the first nine months of our fiscal year ending September 30, 2006. This progress includes increased sales of both our NBBS remote management software and broadband equipment.

In the first nine months of our fiscal year, we completed three and signed an agreement for a fourth transaction for our NBBS remote management software. The three completed transactions were closed in our second quarter ended March 31, 2006. The most significant of the three completed transactions was an NBBS software license to BellSouth. The three completed software transactions were the cause of the increase in our software and services revenue and were a significant contribution to our net results in the first nine months of our fiscal year. In our third quarter ended June 30, 2006, we signed an agreement for the deployment of our NBBS remote management software to a wireless telecommunications service provider in Germany. Initial billings related to this agreement were recorded as deferred revenue in the quarter ended June 30, 2006. This agreement includes services and the ability to expand the scope of use of the software upon payment of additional incremental license fees. Over the next four year period, the revenue related to this agreement has the potential to total several million dollars, depending on level of incremental license fees. We have added sales and professional service resources for the sale and deployment of NBBS remote management software and have an active pipeline of opportunities.

We achieved a number of broadband equipment growth milestones.

•	We successfully completed a field trial with a new European customer in Denmark for our ADSL2+ Wi-Fi equipment and recorded $2.1 million of equipment revenue in our third quarter ended June 30, 2006. We have approximately $900,000 of deferred revenue related to this customer as of June 30, 2006 and we expect to recognize this as revenue in our fourth quarter ending September 30, 2006.

•	We recognized our first $1 million of revenue in our third quarter ended June 30, 2006, for VDSL2 equipment sold to Alcatel for an IPTV roll out in Switzerland. We believe that our progress to date with VDSL2 equipment in Switzerland has helped our products to be more broadly considered by other new customers, particularly in Europe. Our equipment is undergoing lab evaluation by a number of prospective new customers. While these lab evaluations provide opportunities for sales growth for our broadband equipment, we do not expect to receive any potential volume orders before calendar year 2007. The receipt of orders is contingent on the successful completion of field trials as well as other factors.

•	We have begun to receive orders to ship residential-class modems to BellSouth, and we expect to recognize initial revenue related to such shipments in the fourth fiscal quarter ending September 30, 2006.

We expect that both our broadband equipment and software and services revenues will be relatively flat in the fourth fiscal quarter ending September 30, 2006, as compared with the third fiscal quarter ended June 30, 2006.

Overall gross margin rates for the first nine months of fiscal year 2006 improved 6.6 percentage points to 37.5%, from 30.9% for the first nine months of the prior fiscal year. Improvements in our equipment gross margins contributed to most of this improvement. Equipment gross margins improved 6.0 percentage points to 30.2% for the first nine months of fiscal year 2006 from 24.2% for the first nine months of the prior fiscal year. This improvement mostly reflected the benefit of cost reductions, and secondarily from a greater mix of Wi-Fi broadband equipment sales and a greater mix of business-class broadband equipment sales. In addition, the increase in the higher margin software and services revenue contributed to the gross margin rate improvement. Software and services revenue increased $2.3 million in the first nine months of fiscal year 2006, compared with the same period of the prior fiscal year. Most of this increase was from our second fiscal quarter ended March 31, 2006, which included license revenues for our NBBS remote management software to BellSouth. We expect that our overall gross margin will be relatively flat sequentially in the fourth fiscal quarter ending September 30, 2006, as compared with the third fiscal quarter ended June 30, 2006. Looking beyond the fourth fiscal quarter, gross margin rates are expected to be volatile because of fluctuations in the mix of revenues from equipment and software and services. For example, the gross margin is expected to be higher in periods that we achieve a higher mix of software and services revenues, such as in the second quarter of fiscal year 2006 when we recognized the revenue from the license of our NBBS remote management software to BellSouth. In addition, we expect broadband equipment revenues to grow, in part, from sales of residential-class broadband equipment, which carry a lower gross margin rate than sales of business-class broadband equipment, which could cause a decline in the gross margin rate.

We began to include stock compensation expense in our Statement of Operations as of the beginning of fiscal year 2006 and this caused an increase in operating expenses on a year-over-year basis. In the first nine months of fiscal year ended September 30 2006, we recorded $4.0 million of stock compensation expense. Stock compensation expenses will impact future quarters with similar levels of expenses and will impact the year-over-year comparison of our fiscal year 2006 to fiscal year 2005. We continue to grant stock options to employees in an effort to align employee interests with the interests of shareholders as well as to attract and retain key employees. Excluding the impact of stock compensation expense, our research and development and sales and marketing expenses have both trended upward. This trend reflects increased hiring, hiring costs, compensation expenses, and travel costs. During the third quarter ended June 30, 2006, we hired more engineers, sales people, and contractors for the deployment of our NBBS remote management software. We believe that this hiring puts us in a better position to grow our revenue from NBBS remote management software. General and administrative expenses have experienced volatility from both legal costs and audit cycles. While both legal costs and audit costs have trended lower in first nine months of fiscal year 2006, compared with the corresponding period of the prior year, both of these expenses continue to be volatile. Legal costs were lower in the first nine months of fiscal year 2006 compared with the first nine months of fiscal year 2005, in part, because of insurance reimbursements of legal costs.

In the first quarter ended December 31, 2006, we recorded a $300,000 charge to general and administrative expenses related to settlement of a bankruptcy preference claim related to a customer that went bankrupt and ceased operations several years ago. In the third quarter ended June 30, 2006, we recorded a $1.1 million gain on the sale of our equity interest in MegaPath Inc. to Netifice Communications, Inc. For our equity interest, we received cash of $734,000 and Netifice preferred stock, which was recorded at the fair value of $1,377,000.

Beginning in fiscal year 2006, we adopted SFAS 123(R) on a modified prospective basis. The following table summarizes the classification of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended June 30, 2006:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
	(in thousands)
Stock-based compensation expense was included in:

Cost of revenues – broadband equipment	$72	$140

Research and development	590	1,549

Selling and marketing	353	834

General and administrative	428	1,462

Stock-based compensation expense included in operating expenses	1,371	3,845

Stock-based compensation expense included in net loss	$1,443	$3,985

The table below reflects basic and diluted net loss per share for the three and nine months ended June 30, 2006 compared with the pro forma information for the three and nine months ended June 30, 2005:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net loss - as reported for the prior period	N/A	$(2,312)	N/A	$(5,785)
Stock-based compensation expense related to employee stock options and employee stock purchases	$1,443	$1,152	$3,985	$3,735

Net loss - including the effect of stock-based compensation expense	$(156)	$(3,464)	$(2,054)	$(9,520)

Basic and diluted loss per share – as reported for the prior period	N/A	$(0.09)	N/A	$(0.25)

Basic and diluted loss per share - including the effect of stock-based compensation	$(0.01)	$(0.14)	$(0.08)	$(0.38)

(1)	Net loss and net loss per share prior to fiscal year 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal year 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

(3)	Net loss and net loss per shares prior to fiscal year 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

Our net loss for the three and nine months ended June 30, 2006 was a loss of $156,000 and $2.1 million. Stock compensation costs were $1.4 million and $4.0 million for the three and nine months ended June 30, 2006. The amortization of acquisition-related intangibles were $300,000 and $900,000 in the three and nine months ended June 30, 2006. The net results in the nine months ended June 30, 2006 reflected the benefit of increased software and services revenue and increased gross margins. Our net results in future periods will depend on our ability to grow our equipment revenues and to complete software and services transactions, particularly those involving our NBBS remote management software. The trend in our net results may be volatile from quarter to quarter.

We utilize non-GAAP measures in the management of our business. When we evaluate our core operating performance trends and potential to generate cash in the future, we use non-GAAP measures that exclude a number of items, including non-cash stock compensation, non-cash amortization of acquisition-related intangibles, settlements, and equity investment gains. While we find it helpful to exclude certain items in evaluating trends and our potential to generate cash, we believe that financial measures based on GAAP are the best overall measure of our operating performance and non-GAAP measures are not intended to be a substitute for GAAP measures.

Cash of $26.5 million as of June 30, 2006, increased from $22.2 million as of September 30, 2005. We continue to have no long-term debt and a $10 million credit line with approximately $8.9 million available for borrowings.

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

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of June 30, 2006, our principal sources of liquidity included cash and cash equivalents in the amount of $26.5 million and a credit facility, which has a credit limit of $10 million. We had no outstanding borrowings against our credit facility at June 30, 2006, and approximately $1.1 million of the credit facility is used for credit purposes, including letters of credit and reserves for cash management services.

During the quarter ended June 30, 2006, the Company entered into an agreement with a wireless telecommunications service provider in Germany which requires the delivery of a NBBS solution for the remote management of customer premises equipment with a contractual period from 2006 through 2010. The agreement includes the delivery of network equipment and services. Under the terms of the agreement, the Company is required to issue a performance bond as a guarantee that the Company will fulfill its contractual obligations. During the quarter ended June 30, 2006, the Company issued a performance bond in the form of an irrevocable standby letter of credit. The expiration date of this letter of credit is June 29, 2007. The letter of credit shall be automatically renewed without amendment for a period of one year from the expiration date or any automatically extended expiration date not later than

June 30, 2012. The letter of credit is secured by the Company’s credit facility. In the event the Company’s customer in Germany claims that the Company has not fulfilled all contractual obligations, this customer may submit a claim in writing to the German bank that issued the letter of credit. During the period that the letter of credit is effective, any claim would result in a payment of cash to the customer up to a maximum of 500,000 Euros. This letter of credit is included in the $1.1 million reserved against the Company’s credit facility as of June 30, 2006.

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

Cash and Cash Equivalents

	June 30,	September 30,	Increase
	2006	2005	$	%
	(in thousands except percentage)
Cash and cash equivalents	$26,547	$22,234	$4,313	19%

For the nine months ended June 30, 2006, cash and cash equivalents increased primarily as a result of cash provided by operating activities and the proceeds from the issuance of common stock. We did not have any off-balance sheet transactions at June 30, 2006 or September 30, 2005.

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $3.1 million for the nine months ended June 30, 2006, compared to a use of $1.2 million for the nine months ended June 30, 2005. Excluding the changes in operating assets and liabilities, our operating activities provided $2.6 million of cash for the nine months ended June 30, 2006. This reflects that depreciation, amortization, non-cash charges for stock-based compensation all of which were offset by a gain on the sale of our equity investment still exceeded our net loss. Changes in our operating assets and liabilities provided $520,000 of cash primarily as a result of a decrease in inventory and increases in deferred revenue and other current liabilities, which were offset by increases in accounts receivable, prepaid expenses and other assets, and a decrease to accounts payable. These changes in operating assets and liabilities reflected the initial invoice to a major NBBS contract with a large German wireless carrier. These changes were recorded in inventory, accounts receivable and deferred revenue with deferred costs recorded in other current assets, as of June 30, 2006. Cash used or provided by inventory and accounts payable tend to fluctuate from period to period with the timing of inventory purchases and payments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities totaled $170,000 for the nine months ended June 30, 2006, compared to $1.2 million cash used for the nine months ended June 30, 2005. Investing activities consisted of the sale of an equity investment offset by purchases of capital equipment, including manufacturing tooling and information technology equipment.

Net Cash Provided by Financing Activities

Net cash provided from financing activities totaled $978,000 for the nine months ended June 30, 2006, compared to $1.2 million for the nine months ended June 30, 2005. For the nine months ended June 30, 2006, financing activities consisted of the issuance of common stock pursuant to the ESPP and from the exercise of stock options. For the nine months ended June 30, 2005, financing activities consisted of the issuance of common stock pursuant to the ESPP and from the exercise of stock options, offset by $104,000 of repayments of term loans.

Commitments

Operating Lease Commitments.    The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2006 amount is for the three months remaining in the fiscal year):

	Year ending September 30,
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Property lease obligations	$337	$1,371	$1,076	$466	$335	$ 110	$3,695

Purchase Commitments with Outsourcing Manufacturers and Suppliers.    The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procure component inventory on our behalf based on our production orders. The Company is obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments are reflected in our financial statements as a liability once goods or services have been received by us or payments related to the obligations become due. At June 30, 2006, purchase commitments totaled $21.2 million.

Foreign Currency Derivatives.    The Company has entered into foreign currency forward contracts to hedge foreign currency denominated receivables. Forward contracts involve agreements to sell foreign currency at specified rates at future dates. The following table presents the value of currency exchange forward contracts, in United States dollars, at June 30, 2006 and September 30, 2005.

	June 30, 2006			September 30, 2005
	Amount	Contracted Forward Rate	Settlement Date(s)	Amount	Contracted Forward Rate	Settlement Date
	(Amount in thousands, except contracted forward rate)
Principal (notional) amounts in U.S. dollars:
Euro forward exchange contract	$278	$1.245	Jul-2006	$2,148	$1.212	Oct-2005

Euro forward exchange contract	1,076	1.273	Jul-2006

Euro forward exchange contract	1,423	1.271	Aug-2006

Euro forward exchange contract	991	1.271	Sep-2006

Swiss franc forward exchange contract	232	0.816	Aug-2006

Swiss franc forward exchange contract	800	0.814	Aug-2006

	$4,800			$2,148

Results of Operations for the Three Months and Nine Months Ended June 30, 2006 and 2005

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

REVENUES

	Three Months Ended June 30,				Change
	2006		2005
	(in thousands & percent of revenue)
Broadband equipment	$27,333	90%	$25,103	90%	9%
Broadband software and service	3,154	10%	2,726	10%	16%

Total revenues	$30,487	100%	$27,829	100%	10%

	Nine Months Ended June 30,				Change
	2006		2005
	(in thousands & percent of revenue)
Broadband equipment	$71,099	86%	$73,547	89%	-3%
Broadband software and service	11,162	14%	8,823	11%	27%

Total revenues	$82,261	100%	$82,370	100%	-0.1%

An increase in broadband equipment revenue was the primary cause of the 10% increase in total revenues for the three months ended June 30, 2006, compared with the same period of the prior year.

For the nine months ended June 30, 2006, the decrease in broadband equipment revenue was mostly offset by an increase in software and services revenue, and the net effect was relatively flat revenues for the comparative nine month periods.

Broadband Equipment.    An increase in broadband equipment units shipped was the primary reason for the increase in broadband equipment revenue for the three months ended June 30, 2006, compared with the same period of the prior year. Contributing to the increase in units shipped, we recognized revenue on $2.1 million of ADSL2+ Wi-Fi equipment sold to a new customer in Denmark.

The first quarter of 2005 was the last quarter that we had sales to BellSouth for its wholesale customers and that caused the decline in broadband equipment revenue for the nine months ended June 30, 2006, compared with the same period of the prior year.

The table below includes broadband equipment unit sales volumes and average selling prices. The amounts exclude accessories unit volumes and revenue from the calculation of average selling prices.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Equipment unit sales volumes	320,000	276,000	833,000	830,000
Average selling prices	$81	$83	$81	$83

We expect that broadband equipment revenue will sequentially be relatively flat in the fourth fiscal quarter ending September 30, 2006 as compared with the third fiscal quarter ended June 30, 2006.

Broadband Software and Services.    In the third fiscal quarter ended June 30, 2006, the increase in software and services revenue was attributable to increases in maintenance revenue related to NBBS remote management software and other services which were partially offset by decreases in license sales of our system management software, Timbuktu and netOctopus Enterprise.

GROSS MARGIN

	Three Months Ended June 30,				Percentage Point Change
	2006		2005
	(in thousands & percent of revenue)
Broadband equipment	$8,191	30%	$6,160	25%	5%
Broadband software and service	2,517	80%	2,225	82%	-2%

Total gross margin	$10,708	35%	$8,385	30%	5%

Broadband equipment	$21,484	30%	$17,776	24%	6%

	Nine Months Ended June 30,				Percentage Point Change
	2006		2005
	(in thousands & percent of revenue)
Broadband software and service	9,392	84%	7,648	87%	-3%

Total gross margin	$30,876	38%	$25,424	31%	7%

The total amount of gross profit and the overall gross margin percentage rate improved in the three and nine months ended June 30, 2006, compared with the same periods of the prior fiscal year because of increased broadband equipment revenues at improved gross margins.

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

Broadband Software and Services.    Higher costs related to web site development for our customers caused a decrease in the amount of gross margin earned on software and services.

RESEARCH AND DEVELOPMENT

	Three Months Ended June 30,				Change
	2006		2005
	(in thousands & percent of revenue)

Research and development	$4,505	15%	$3,400	12%	33%

	Nine Months Ended June 30,				Change
	2006		2005
	(in thousands & percent of revenue)

Research and development	$12,616	15%	$10,009	12%	26%

Research and development (“R&D”) expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead.

Stock based compensation expense was 17 and 15 percentage points, respectively of the 33% and 26% increases in R&D expense in the three and nine months ended June 30, 2005. The remaining increase in R&D expense reflected an increase in the R&D headcount and salaries. For the three and nine months ended June 30, 2006, $590,000 and $1,549,000 of R&D expense, respectively, was non-cash stock-based compensation expense recorded pursuant to the October 1, 2005 prospective adoption of SFAS

123(R). This amounted to 2% of revenue for the three and nine months ended June 30, 2006, respectively.

We expect to continue to allocate substantial resources to product and technological development as a percentage of revenue, and R&D expenses may increase in the future.

SELLING AND MARKETING

	Three Months Ended June 30,				Change
	2006		2005
	(in thousands & percent of revenue)
Selling and marketing	$5,502	18%	$4,582	16%	20%

	Nine Months Ended June 30,				Change
	2006		2005
	(in thousands & percent of revenue)

Selling and marketing	$15,254	19%	$14,249	17%	7%

Selling and marketing expenses consist primarily of salary, stock-based compensation and commission expenses for our sales force and related travel expenses and advertising and promotional expenses.

Stock based compensation expense was 8 and 6 percentage points, respectively of the 20% and 7% increase in Selling and Marketing expense in the three and nine months ended June 30, 2005 compared with the same period of the prior year. The remaining increase reflected an increase in the sales and marketing headcount and salaries. For the three and nine months ended June 30, 2006, $353,000 and $834,000 of Selling and Marketing expense was non-cash, stock-based compensation expense recorded pursuant to the October 1, 2005 prospective adoption of SFAS 123(R). This amounted to 1% of revenue for the three and nine months ended June 30, 2006.

GENERAL AND ADMINISTRATIVE

	Three Months Ended June 30,				Change
	2006		2005
	(in thousands & percent of revenue)

General and administrative	$2,268	7%	$2,561	9%	-11%

	Nine Months Ended June 30,				Change
	2006		2005
	(in thousands & percent of revenue)

General and administrative	$6,805	8%	$6,785	8%	-

General and administrative (“G&A”) expenses consist primarily of employee related expenses, legal and accounting fees, and insurance costs.

G&A expenses decreased for the three months ended June 30, 2006 as compared to the same period in the prior year primarily because of decreases to legal and professional fees as well as the benefit from insurance reimbursement of legal costs that were mostly offset by stock compensation expense.

G&A expenses were relatively consistent for the nine months ended June 30, 2006 as compared to the prior year due to the benefit from decreased legal and professional fees as well as insurance reimbursement of legal costs being offset by increased stock compensation expense. For the three and nine months ended June 30, 2006, $428,000 and $1.5 million of G&A expense was non-cash stock-based compensation expense recorded pursuant to the October 1, 2005 prospective adoption of SFAS 123(R). This was 1% and 2% of revenue for the three and nine months ended June 30, 2006.

RESTRUCTURING COSTS

Restructuring costs included in operating expenses were zero for the three and nine months ended June 30, 2006 compared to zero and $98,000 for the three and nine months ended June 30, 2005, respectively. During the three and nine months ended June 30, 2005, we recorded a restructuring charge of $98,000, primarily employee termination and wind down costs associated with the closure of a sales office in the Netherlands and a development office in Germany.

GAIN ON EQUITY INVESTMENT

During quarter ended June 30, 2006, the Company sold its equity investment in MegaPath Inc. in exchange for $734,000 cash and 1.7 Million shares of Series 2 preferred stock of Netifice Communications, Inc (Netifice). In accordance with the criteria of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement 125,” the Company accounted for the transaction as a transfer of an asset that qualified as a sale. Accordingly, the Company removed its investment in MegaPath Inc. and recognized the cash received and its investment in Netifice at fair value, which resulted in a gain of $1.1 million in the Condensed Consolidated Statement of Operations.

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

During the nine months ended June 30, 2006, we incurred a net loss of $2.1 million and provided approximately $3.1 million of cash for operating activities. In each of the past three fiscal years ended September 30, we used approximately $1.8 million, $5.2 million and $5.4 million, respectively, of cash for operating activities. Our cash and cash equivalents totaled $26.5 million at June 30, 2006. We may not be able to sustain or increase profitability or generate cash on a quarterly or annual basis, which could significantly harm our business.

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

If we are unable to resolve the private securities class action, the derivative actions and other government investigations and litigation related to and arising out of the restatements of our consolidated financial statements for prior periods in a timely and economic manner, our business could be significantly harmed.

We currently are named as a defendant in a consolidated private securities class action. In addition, there are purported derivative actions pending in state and federal court in California. We also have learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation by the United States Attorney’s office. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations. Defending against the private securities class action, the derivative actions and other government investigations and litigation matters related to the restatements also will likely continue to require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operations. While we have provided notice of the government investigations and the other litigation matters to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

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

We are competing for sales of broadband equipment to ILECs serving the residential market. There are numerous risks associated with the residential broadband gateway market including, but not limited to:

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

We rely on a small number of customers for a large portion of our revenues. For the three months ended June 30, 2006 and 2005, there were three customers that each individually represented at least 10% of our revenues and in the aggregate, accounted for 50% and 55%, respectively, of our total revenues. Our largest customer, BellSouth Telecommunications, Inc., has entered into an agreement pursuant to which it will merge into AT&T (formerly SBC) following regulatory and shareholder approvals. While AT&T also is one of our largest customers, we believe that our market share is larger at BellSouth than at AT&T, which we believe buys a significantly larger volume of broadband equipment from 2Wire, Inc., one of our competitors. AT&T also recently made an investment in 2Wire. There is no guarantee that BellSouth will continue to buy our broadband equipment in the same volumes following the merger with AT&T. Certain of our other major customers also are reported from time to time in the press to be acquisition targets. The telecommunications industry generally is experiencing consolidation as companies merge and acquire other companies. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products for any reason, including industry consolidation.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the three months ended June 30, 2006 and 2005, our international sales represented 46% and 39%, respectively, of our total revenues. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband equipment products to certain of our European customers are denominated in Euros or Swiss francs. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could result in decreased sales of our products and services. In addition, changes in the value of the Euro or Swiss franc relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in such foreign currencies.

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

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ended June 30, 2006, our revenues have ranged from $23.4 million to $30.5 million, and our net income (loss) has ranged from $0.6 million net income to ($6.1) million net loss. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

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

Our Netopia Broadband Server (NBBS) software platform enables network operations centers of broadband service providers the ability to remotely manage, support, and troubleshoot installed broadband gateways, thereby providing the potential for reducing support costs. We believe that NBBS can assist us in differentiating our products and services from those of our competitors. However, NBBS is a relatively new product that has required and is expected to continue to require significant investment of development resources and to date has not generated predictable recurring revenues, and we cannot provide any assurance that NBBS will be widely adopted by the customers to whom we are marketing it. In addition, we cannot provide any assurance that when and if deployed in mass scale, NBBS will perform as expected or that it has no hidden bugs or defects.

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

We anticipate that the market for Timbuktu may continue to decline. With the exception of our agreement with BellSouth, we also have not generated significant revenue to date from the NBBS software platform in which we have made and expect to continue to make a significant investment of development resources. We derive the majority of the recurring revenues from our broadband software and services products from fewer than five customers. If licensees of our eSite and eStore software do not successfully promote web sites and stores to their customers, our recurring revenues may decrease. If these licensees were to choose a competitive platform, our recurring revenues would decline and adversely impact our results.

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

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. Although we have not been party to any such litigation, third parties have claimed and in the future may claim that our current or potential future products infringe their intellectual property. The evaluation and defense of any such claims, with or without merit, could be time-consuming and expensive. Furthermore, such claims could cause product shipment delays or require us to enter into royalty or licensing agreements on financially unattractive terms, which could seriously harm our business.

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

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. The adoption of the SFAS 123R fair value method effective as of October 1, 2005 has and will continue to have a significant adverse impact on our results of operations because the stock-based compensation expense is charged directly against our reported earnings. See Note 2 and 7 to the Consolidated Condensed Financial Statements included in this Form 10-Q for further details.

PART I — FINANCIAL INFORMATION

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Our potential market interest rate risk for borrowings relates primarily to the rate charged by Silicon Valley Bank under our credit facility, from which we had no borrowings at June 30, 2006. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”). To the extent interest rates increase and we make borrowings under the credit facility, we would incur increased interest expense.

Foreign Currency Risks

Our exposure to foreign exchange risk relates primarily to sales and corresponding receivables made to international customers whose transactions are denominated in Euros or Swiss francs. We are subject to risks related to fluctuations in foreign exchange rates. To minimize the effects of potential short-term fluctuations on our operating results due to our exposure to foreign currency exchange fluctuations, we enter into foreign exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. Our currency exchange contracts typically have maturities of three months or less. See Note 8 to the Consolidated Condensed Financial Statements included in this Form 10-Q for further details.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal accounting officer), as of the end of the period covered by this report, our principal executive officer and principal accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our third quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

On December 3, 2004, the United States District Court for the Northern District of California issued an order consolidating previously filed purported class action cases under the name In re Netopia, Inc. Securities Litigation, and appointing lead plaintiffs and plaintiffs’ counsel. On June 29, 2005, the lead plaintiffs filed their consolidated amended complaint. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The consolidated amended complaint alleges that during the purported class period, November 6, 2003 through August 16, 2004, we made false and misleading statements or failed to disclose material facts, and that the market price of our common stock was artificially inflated as a result of such alleged conduct. On June 21, 2006, the court granted the plaintiffs’ motion for class certification. We believe that we have strong defenses to the claims asserted in the consolidated amended complaint. We intend to defend the case vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

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

Defending against the government investigation, the private securities class action, the derivative actions and other litigation matters described above will likely continue to require significant attention and resources of management and, regardless of the outcome, result in significant legal expense. If our defenses ultimately are unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigation and the litigation matters described above to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

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

(b) During the three months ended June 30, 2006, we filed one Current Report on Form 8-K on April 26, 2006, reporting Items 2.02 and 9.01, disclosing our financial results for the second fiscal quarter ended March 31, 2006 as well as certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	NETOPIA, INC. (Registrant)

	By:	/s/ Alan B. Lefkof
Alan B. Lefkof
President and Chief Executive Officer

	By:	/s/ Charles Constanti
Charles Constanti
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)