Form 10-K
period 2006-09-30
NETOPIA INC
filed 2006-12-14
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-32981

Netopia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3033136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6001 Shellmound Street, 4th Floor

Emeryville, California 94608

(Address of principal executive offices, including Zip Code)

(510) 420-7400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2006, the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold was $104,979,892.

As of December 11, 2006, there were 26,564,461 shares of the registrant’s common stock outstanding.

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

Recent Developments

On November 13, 2006, Netopia entered into a definitive merger agreement with Motorola, Inc. (“Motorola”), pursuant to which Motorola intends to purchase all of our outstanding shares of common stock for $7.00 per share in cash. The transaction is subject to Hart-Scott-Rodino review, which is a federal government antitrust law that requires prior notification to federal antitrust agencies of certain acquisitions before the transaction may be closed, regulatory filings with antitrust authorities in certain European countries, the approval of our shareholders, and other customary closing conditions. Assuming all approvals are obtained and all closing conditions are met, we expect the acquisition to close during the first calendar quarter of 2007. There can be no assurance that the merger will be consummated in a timely manner, if at all. In addition, we are subject to a number of operational covenants in the merger agreement that restrict in certain ways our ability to operate freely prior to the closing of the proposed transaction. We have filed a preliminary proxy statement and intend to file a definitive proxy statement and other relevant materials with the Securities and Exchange Commission (“SEC”), including a detailed description of the terms of the merger agreement, as well as other important information about the proposed transaction. SHAREHOLDERS OF NETOPIA ARE URGED TO READ THE PROXY STATEMENT AND OTHER RELEVANT MATERIALS BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

Netopia and its executive officers and directors may be deemed to be participants in the solicitation of proxies from Netopia shareholders in favor of the proposed transaction. Certain of the executive officers and directors of Netopia have interests in the proposed transaction that may differ from the interests of our shareholders generally, including acceleration of vesting of stock options, payments in connection with a change in control transaction, payments in connection with anticipated employment by Motorola, and continuation of director and officer insurance and indemnification. These interests are described in the proxy statement.

All forward-looking statements included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, are based on a 12-month operational period without consideration given to the pending transaction.

Overview

Netopia, Inc. (the “Company”) is a developer and provider of high performance broadband customer premises networking equipment and carrier-class software for the remote management of broadband services and equipment. The Company also develops and provides value-added services for service providers and remote management software for enterprises technical support, help-desks and personal computers.

Our broadband equipment includes modems, routers and gateways, and related accessories for use at the customer premises. Our equipment enables advanced broadband access and services. DSL technologies and standards used to transmit data over copper lines, including integrated wireless (or Wi-Fi) access, are a technology focus for our equipment. The largest customers for our equipment are telecommunications carriers. These customers deploy our equipment at their broadband customers’ premises, including residences and distributed businesses.

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

We also license and host software for remotely managing networks of personal computers. This software is licensed under the brand names Timbuktu and eCare. eCare is a solution designed for carriers’ and enterprises’ technical service support and help desks. Our solutions enable remote problem solving and management of distributed desktop or personal computers.

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

For the fiscal year ended September 30, 2006, we had revenues of approximately $113 million, employed approximately 300 employees and conducted most of our business in North America and Europe. We make significant ongoing investments in research and development and marketing of broadband equipment, remote management software and broadband enabled services.

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

Evolving Opportunities and Industry Background

Demand for Broadband Services

The growth and evolution of the Internet, the proliferation of advanced digital media and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain and communicate. The number of online households worldwide is in the hundreds of millions and growing. Of these households, over one hundred million are accessing the Internet through broadband connections. As the Internet has evolved and content rich applications have been developed, consumers and businesses are increasingly opting for access that provides advanced digital media, video, communications and interactive broadband applications, including:

•	Broadcast and high definition television;

•	Internet Protocol television, or IPTV;

•	Video on demand, or VOD;

•	Interactive television;

•	Peer-to-peer file sharing;

•	Sending and receiving advanced digital media such as music, photos and video;

•	Video conferencing;

•	Video surveillance;

•	Streaming video and audio;

•	Online gaming and game hosting;

•	Point of sale services;

•	Business applications including secure virtual private networks, or VPM, for telecommuters; and

•	Voice over Internet Protocol, or VoIP.

Additionally, users are increasingly creating, interacting with and transmitting advanced digital media. As a result, the ability to send information upstream has become increasingly important along with the ability to receive information downstream. For example, applications such as peer-to-peer file sharing or online gaming have the same high bandwidth requirements for both upstream and downstream transmissions. As data and media files increase in size, we believe users will become increasingly dissatisfied with their Internet access if they have dial-up connections or first generation broadband technology, which do not maintain sufficient transmission rates for satisfactory delivery of these advanced digital media, video, communications and interactive broadband applications.

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

In addition, telecommunication carriers and Internet service providers are increasingly offering interactive broadband, including the combination of data, voice and video, or “Triple Play,” services to their subscribers. Interactive broadband provides a richer user experience through the combination of higher upstream and downstream transmission rates, which, together with customizable applications, such as interactive television, provides more personalized services than broadcast-oriented networks. Moreover, more advanced high-speed broadband equipment enables service providers to offer Triple Play and interactive services that may effectively compete with the services currently provided by cable operators.

Telecommunications Market Evolution and Opportunity for Broadband Equipment and Software Providers

We expect that the telecommunications market will continue to evolve quickly in future years as enhanced high-speed broadband technology is deployed and offered to users. This change will require new broadband equipment to be deployed, including new broadband customer premises equipment designed for high-speed broadband services. Service providers also need to manage and support distributed networks of gateways and services. Our strategy is to be a leading provider of the customer premises equipment and remote management software required to deploy and manage distributed residential and business networks with high-speed broadband connectivity.

Carriers are responding to competitive challenges in their core voice business, particularly from the cable television network operators, which are increasingly offering a bundle of voice, video and high-speed data to gain market share. We expect that carriers will increasingly add digital video and other services to their offerings, which already includes voice and high-speed data. Examples of other services include streaming live video, music and pictures.

The strategies that carriers are pursuing to modernize their networks include the deployment of all fiber networks and hybrid fiber/copper networks without end-to-end fiber connection by leveraging advanced digital subscriber line technology.

The all fiber network strategy is often referred to as fiber to the premises (“FTTP”). FTTP provides fiber’s high reliability, ease of service provisioning, and almost unlimited bandwidth. The hybrid fiber/copper network strategy is often referred to as fiber to the neighborhood (“FTTN”) or fiber to the curb. FTTN provides sufficient bandwidth to meet the needs of digital video and other applications. FTTN requires the use of very-high-speed digital subscriber line, or VDSL, a new high performance version of DSL for the connection to the premises. All three largest domestic local exchange carriers, AT&T Corporation, Verizon Communications Inc. and BellSouth, Inc., have announced that they are making substantial investments in the expansion of their fiber optic networks to, or closer to, residences. The fiber lines enable the providers to offer voice, video and high-speed data over one connection. Our gateways and remote management software can be deployed as part of providing and managing these new services.

All these changes will impact the gateway and gateway software management markets in which we compete. For example, as carriers implement FTTP or FTTN and deploy new residential home networking solutions, we may have the opportunity to compete against incumbent suppliers so that carriers achieve the cost and performance requirements for gateways in the modernized network. We are positioning and marketing our products for this evolving market and we expect to compete vigorously to win new and retain existing telecommunication and Internet service provider customers. Attracting new or expanding existing customer relationships could positively benefit our operating performance. Conversely, if we are unable to compete effectively, we could lose existing customer relationships, which could negatively harm our operating performance. Given this evolution and change, we expect the next few years and calendar year 2007 in particular to be a period of intense competition among broadband equipment and remote management software providers with both significant opportunities for growth as well as risk of failure.

Our Strategy

Our objective is to be a leading developer and provider of high performance broadband customer premises networking equipment and remote management software.

The principal elements of our strategy are:

Leverage our market and technology positions.    We believe we have achieved a major position in the higher performance broadband customer premises equipment market. Our remote management software has been deployed at BellSouth Corporation, a wireless telecommunications service provider in Germany, and other service providers. We have a long history of providing remote management solutions for networks of personal computers. Our equipment and software has been deployed by many leading telecommunication carriers, Internet service providers, and business enterprises in the United States and Europe.

We are a proven technology leader. We have shipped millions of gateways, including 1.2 million units shipped in the fiscal year ended September 30, 2006. Our equipment is deployed or being tested by many leading carriers and service providers worldwide. Our five largest customers are BellSouth Corporation, AT&T Inc., Swisscom AG, eircom Group plc and Covad Communications Group, Inc. Our customers conduct extensive system-level testing and field qualification of gateways over many months to ensure that the gateways meet performance, standards compliance and stability requirements before approval for mass deployment.

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

Products and Services

Our broadband solutions include broadband equipment, remote management software and value-added services for service providers. For the fiscal years ended September 30, 2006 and 2005, revenues from the sale of our broadband equipment accounted for 87% and 89%, respectively, of our total revenues; the balance of revenues was from the sale of software and services.

Our broadband equipment includes modems, routers and gateways for homes and distributed businesses, collectively referred to as gateways. This networking equipment is commonly referred to as customer premises equipment or “CPE” because it resides in the local area network (“LAN”) or the premises side of a telecommunications network. Gateways connect the premises to a communication service provider’s wide area networks (“WAN”). Once connected, our equipment provides various types of connectivity, wired and wireless (“Wi-Fi”) to various types of equipment attached to the gateway, which together form the LAN. Services and attached equipment that pass through and are connected to the gateway might include many combinations, such as data service through an Internet connection to a personal computer, voice service to an Internet Protocol (“IP”) phone, or video service to a digital television. The quality-of-service, commonly referred to as “QoS”, is delivered through the firmware imbedded in our equipment.

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

Our gateways connect to carrier lines and enable the transport of broadband, high-speed data over carrier networks including the local copper wires (often referred to as “loop”) and new deployments of fiber-optic networks. We have developed gateways that are designed to achieve the optimal transfer rate that is available from fiber extension over copper network systems based on VDSL2 technology. Our gateways are being designed to enable carriers to exploit the benefits of fiber networks using existing copper lines by delivering transmission rates of up to 100 Mbps downstream and upstream.

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

Our gateways serve many carrier network interfaces, including many digital subscriber line standards (ADSL, ADSL2+, Bonded ADSL and VDSL2), Ethernet, and T1. For users’ devices on the LAN-side of our gateways, our products support wireless, plastic optical fiber, coaxial cable, Ethernet network connectivity.

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

2200 Series ADSL2+ Gateways

The 2200 Series ADSL2+ residential gateways enable lower-cost deployments of data or data and voice services, with robust features for diverse LAN connectivity, ease of use, and security. Models available include one to four LAN ports with USB and Ethernet connections, and optional 802.11g Wi-Fi.

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

Remote Management Software and Value-Added Services for Service Providers:

Our remote management software and broadband enabled solutions include remote device management, help desk software, network management, and eCommerce solutions. Our remote control and help desk products were designed to increase the capacity of support organizations with virtual hands-on tools in order to reduce call time and the need for on-site service calls.

We offer two principal remote management software solutions: NBBS (Netopia Broadband Server software) and eCare/Timbuktu.

Netopia Broadband Server

Netopia’s NBBS is a service management software platform that was developed to the DSL Forum TR-069 protocol standard for remote management over DSL. This software performs automated service provisioning and comprehensive device management. NBBS was designed for centralized service and device management for IP-based customer premises equipment, including broadband gateways, modems, VoIP phones, Webcams, and set-top boxes.

In addition to the TR-069 standard, NBBS also was designed to other standard device interfaces such as command line interface (CLI) and HTTP-based Web interfaces for access to a range of devices for service provisioning, management, and subscriber support. Having multiple interfaces enables NBBS to manage a variety of third-party IP-enabled devices that do not comply with the TR-069 remote management standard.

NBBS was designed to perform the following functions:

•	Individual or mass updates to device software and configurations;

•	Configuration and management of advanced services such as VPNs, gaming, security, VoIP, and IPTV;

•	Real-time CPE monitoring and troubleshooting; and

•	Customer self-service provisioning and troubleshooting.

eCare and Timbuktu

Our eCare and Timbuktu Pro software products provide remote control and computing individual-to-individual and help desk-to-users, for secure remote control of both Mac and Windows personal computers.

eCare is a Web-enabled remote support application designed to enable technical support to resolve customers’ problems through a browser-based connection to an end user’s desktop over the Internet. eCare was designed for call centers and to complement existing customer care and customer relationship management (CRM) systems.

Timbuktu Pro software serves enterprise help desk customers and IT organizations, allowing help desks to provide support and configuration on a remote basis when computer users experience problems or require additional software upgrades for desktop or laptop computers. Remote control of distant computers can use connections over the Internet, local network, or modem-to-modem. The software enables other users to view all, or part of a computer’s screen, file sharing, secure encrypted connections and communication by voice intercom, text chat, or instant message. The remote control can be from Mac to PC, or PC to Mac, or across like platforms.

Value-Added Services for Service Providers

Our value-added services for service providers are designed for enterprises and distributed businesses and are designed to provide carriers and service providers a selection of value-added services capable of generating incremental monthly service revenue opportunities.

Timbuktu ToGo Private Label.    We offer a Web-based PC remote access and control service designed for carriers and service providers to offer PC remote access to their subscribers as a value-added service.

Web Site Hosting and eSite Builder.    Our eCommerce solutions were designed to provide Web sites and online stores that we call eSites and eStores, and include a wide variety of vertical market content packages to suit many business needs, from franchisees to sole proprietors. Our eSite Builder was designed for turnkey Web site development and management product that allows carriers and Internet service providers to cost effectively deliver customizable Web sites to their small business customers. eSite Builder is based on our eCommerce platform.

Hot Spots.    We offer Wi-Fi Hot Spots featuring 3-D Reach® Extreme Wi-Fi technology for superior wireless gateway performance, Family Friendly Surfing that guards against content that is not suitable for family audiences, flexible billing options, and customizable merchandising for a full-featured online presence.

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

Two customers accounted for more than 10% of revenues in fiscal year 2006. Three customers accounted for 10% or more of revenues in fiscal year 2005. Sales to BellSouth Corporation. were approximately 22% and 20% of revenues in fiscal years 2006 and 2005, respectively. Sales to Swisscom AG were approximately 20% and 18% of revenues in fiscal years 2006 and 2005, respectively. Sales to eircom Group plc were approximately 10% of revenues in fiscal year 2005 and less than 10% of revenues in fiscal year 2006.

Sales to our top 5 customers accounted for 68% and 64% of revenues in fiscal years 2006 and 2005, respectively.

Sales and Marketing

Our Sales and Marketing organization has primary responsibility for our field sales, relationships with carriers, Internet Service Providers, distributors and resellers, technical sales support, technical services, product management, and marketing. Our field sales force is geographically disbursed within the United States and Europe.

We sell our products to customers in the United States, and other parts of the world, primarily in Europe. Sales to customers in the United States accounted for 60% and 64% of revenues in fiscal years 2006 and 2005, respectively. Sales to customers in Europe accounted for 38% and 33% in fiscal years 2006 and 2005, respectively.

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

Backlog

Our backlog at September 30, 2006, the last day of fiscal year 2006 was approximately $10.7 million, compared with backlog of approximately $7.2 million at September 30, 2005. Backlog includes orders confirmed with a purchase order for products scheduled for shipment within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog at any particular date is necessary indicative of actual revenues for any future period.

Research and Development

Our research and development efforts are focused on the development of advanced broadband equipment, related imbedded software and remote management software, and other value-added services. We have experienced engineers who have expertise in advanced broadband networking equipment hardware, firmware and systems and remote management software. In addition, we work closely with the research and development teams of our vendors and customers. During fiscal years 2006 and 2005, research and development expense was $17.7 million and $13.4 million, respectively. Substantially all of our expenditures for research and development costs in fiscal years 2006 and 2005 have been expensed as incurred. We expect to continue to devote substantial resources to product and technological development.

Many of our products are standards based, particularly broadband equipment and remote management software for broadband equipment. We seek to conform with industry-wide standards organizations, which include the DSL Forum, the American National Standards Institute in the United States and the European Telecommunications Standards Institute, which are responsible for specifying transmission standards for telecommunications technologies. We incorporate these standards into the design of our products and purchase components based on these standards. Our broadband equipment products depend on semiconductor chips that function according to these standards. Accordingly, our broadband equipment business depends on the availability of semiconductor chips at competitive prices.

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

We compete with numerous vendors in each product category. The competition in the broadband equipment market has become increasingly global. Reference designs for customer premises equipment from semiconductor manufacturers have lowered barriers to entry from low-cost manufacturers. As a result, we are seeing more price-focused competitors from Asia, and we anticipate this will continue. However, because of the high standards and exhaustive lab tests performed by major telecommunication carriers, this class of competitor has not been successful to date in selling to our largest customers.

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

The market for Web site services is highly fragmented with a large number of competitors. Some of the prominent competitors include Web.com, Inc. (formerly Interland); Hostopia; United Online, Inc; Website Pros, Inc.; and Affinity Internet, Inc.

Many of our competitors in each product area have significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in each product area for various reasons, including lower prices and other incentives that we did not match. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The worldwide telecommunications industry has and is experiencing consolidation, such as the merger of SBC Communications Inc. and AT&T Corporation, and the pending merger of AT&T and BellSouth, and we cannot predict the impact of this consolidation on competition in our markets.

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

Intellectual Property and Other Proprietary Rights

Our ability to compete is dependent in part on our proprietary rights and technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We presently hold one United States patent issued that relates to the remote control technology incorporated in most of our software products. The term of this patent is through August 2010. We also have filed patent applications relating to the design of our broadband equipment and remote control technology. We generally enter into confidentiality or license agreements with our employees, consultants, resellers, distributors, customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. However, in some instances, we may find it necessary to release our source code to certain parties.

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

There has been a substantial amount of litigation in the technology and Internet industries regarding intellectual property rights. Although we have not been party to any such litigation, we have been subject to claims and in the future, we may be subject to additional third party may claims that our current or potential future products infringe their intellectual property. The evaluation and defense of any such claims, with or without merit, could be time-consuming and expensive. Furthermore, such claims could cause product shipment delays or require us to enter into royalty or licensing agreements on financially unattractive terms, which could seriously harm our business.

Employees

As of November 30, 2006, we employed 326 persons, including 121 in research and development, 81 in sales and marketing, 22 in professional services, 37 in customer service and support, 32 in manufacturing operations, and 33 in general and administrative functions. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be positive.

We depend on key employees and in general our employees are vital to our future performance. Our key management, engineering and other employees are difficult to replace. We do not generally have employment agreements with our employees in the United States. On December 9, 2005, we entered into an employment agreement effective as of October 1, 2005 with Alan B. Lefkof, our President and Chief Executive Officer. We do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Competition for qualified personnel in our industry and geographic location is intense. We believe that our future success depends in part on our continued ability hire, assimilate, and retain qualified personnel. During fiscal year 2006, we believe that we have been successful in recruiting qualified employees, but there can be no assurance that we will continue to be successful in the future.

ITEM 1A.	RISK FACTORS

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

If the proposed acquisition of Netopia by Motorola is not completed, our business could be materially and adversely affected and our stock price could decline.

On November 13, 2006, the Company entered into a Merger Agreement with Motorola. Completion of the merger requires certain regulatory approvals and satisfaction of other customary closing conditions. The merger is expected to close in the first calendar quarter of 2007, but the merger may not be completed in the expected time period or at all. If our merger agreement with Motorola is terminated, the market price of our common stock will likely decline, because we believe that our market price reflects an assumption that the proposed merger will be completed. In addition, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the proposed merger that will not be recovered if it is not completed. If the merger agreement is terminated, we may be obligated under certain circumstances to pay Motorola a termination fee of $7.3 million plus certain third-party expenses. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected.

While the merger is pending, current employees may experience uncertainty about their post-merger roles with Motorola, which may materially adversely affect the ability of Netopia to attract and retain key management, sales, marketing, technical and other personnel. In addition, employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain employed by Motorola following the merger. Furthermore, diversion of attention from ongoing operations on the part of management and employees could adversely affect our relationships with customers, suppliers and other parties. Also, while the merger is pending, customers may delay or defer decisions to purchase our products and services, which could adversely affect our revenues and earnings. In addition, customers may experience uncertainty about continued development and support of products and services after the merger, which may materially adversely affect our ability to attract new customers and to retain existing customers.

We have a history of losses. We may incur losses and negative cash flow in the future, which could significantly harm our business.

During the fiscal years ended September 30, 2006 and 2005, we incurred net losses of $3.6 million and $7.1 million, respectively. Our cash and cash equivalents totaled $27.8 million at September 30, 2006. While we generated cash in fiscal year 2006, we may not be able to reach, sustain or increase profitability or generate cash on a quarterly or annual basis in the future, which could significantly harm our business.

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

If we are unable to resolve the private securities class action, the derivative actions and litigation related to and arising out of the restatements of our consolidated financial statements for prior periods in a timely and economic manner, our business could be significantly harmed.

We currently are named as a defendant in a consolidated private securities class action. In addition, there are derivative actions pending in state and federal court in California. We also have learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation by the United States Attorney’s office. If we were unsuccessful in defending against this or other investigations or proceedings, we could face civil or criminal penalties that would seriously harm our business and results of operations. In December 2006, we reached a proposed settlement in principle of the securities class litigation contingent upon a number of factors, including the closing of the acquisition by Motorola and the entering into of a binding agreement regarding the settlement. There can be no assurance that the settlement in principle will become a binding agreement and that all other contingencies to the settlement will be satisfied. We also have reached a settlement of the state derivative action, subject to court approval. Defending against the government investigations, the private securities class action, the derivative actions and other litigation matters has required significant attention and resources of management and, regardless of the outcome, has and may further result in significant legal expense. If our defenses ultimately are unsuccessful, or if the settlements reached do not become effective, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigations and the litigation matters described above to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

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

The success of our broadband equipment depends upon the extent to which telecommunications carriers and service providers continue to expand their deployments of DSL and other broadband services. Factors that have impacted such deployments include:

•	Lengthy approval processes followed by carriers and service providers, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

•	Improved business opportunities provided by deployment of broadband services by our carrier and other customers;

•	Lack of compatibility of DSL equipment that is supplied by different manufacturers;

•	Rapidly changing industry standards for DSL and other broadband technologies; and

•	Government regulations.

We offer to carriers and service providers the opportunity to bundle basic DSL connectivity with value-added features that enable the provider to bundle differentiated features and services that we believe can justify higher recurring revenues from end users. These features and services include VPNs, remote management and configuration using our NBBS software platform, and hosting of eSites and eStores. We can offer no assurance that our strategy of enabling bundled service offerings will be widely accepted. If telecommunications carriers and service providers do not continue to expand their deployments of DSL and other broadband services, our revenues could decline and our business could be significantly harmed.

We expect our revenues to be increasingly dependent on our ability to sell our broadband equipment to Independent Local Exchange Carriers (ILECs), and we may incur losses if we cannot successfully market and sell our products through ILEC channels.

ILECs have been aggressively marketing DSL services principally focusing on residential services. We have committed resources to expand our sales in the ILEC channel both domestically and internationally. There continue to be barriers associated with such sales including, but not limited to, lengthy product evaluation cycles, the difficulty in dislodging competitors whose products are currently being utilized, long-term product deployment cycles and intense price competition. ILECs currently obtain equipment from our competitors, which include 2Wire, Inc., Westell Technologies, Inc., Siemens AG (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Actiontec Electronics, Inc., Thomson Corporation and ZyXEL Communications Co., which have proven to be strong competitors. All of these competitors are larger than us and may have greater financial resources. There is no guarantee we will be successful in expanding our presence in the ILEC market. If we fail to further penetrate the ILEC market for our products and services, our business may be materially and adversely affected.

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

We rely on a small number of customers for a large portion of our revenues. For the fiscal years ended September 30, 2006 2005, there were two and three customers, respectively, that each individually represented at least 10% of our revenues and in the aggregate our top five customers, accounted for 68% and 64%, respectively, of our total revenues. Our largest customer, BellSouth Corporation, has entered into an agreement pursuant to which it will merge into AT&T (formerly SBC) following regulatory and shareholder approvals. While AT&T also is one of our largest customers, we believe that our market share is larger at BellSouth than at AT&T, which we believe buys a significantly larger volume of broadband equipment from 2Wire, Inc., one of our competitors. AT&T also recently made an investment in 2Wire. There is no guarantee that BellSouth will continue to buy our broadband equipment in the same volumes following the merger with AT&T. Certain of our other major customers also are reported from time to time in the press to be acquisition targets. The telecommunications industry generally is experiencing consolidation as companies merge and acquire other companies. Our revenues will decline and our business may be significantly harmed if one or more of our significant customers stop buying our products, or reduce or delay purchases of our products for any reason, including industry consolidation.

Substantial portions of our revenues are derived from sales to international customers, and currency fluctuations can adversely impact our operations.

A substantial portion of our revenues is derived from sales to international customers, mainly in Europe. For the fiscal years ended September 30, 2006 and 2005, our international sales represented 40% and 36%, respectively, of our total revenues. We expect sales to international customers to continue to comprise a significant portion of our revenues. Sales of broadband equipment products to certain of our European customers are denominated in Euros and Swiss francs. For our international sales that continue to be denominated in United States dollars, fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to our foreign customers, which could result in decreased sales of our products and services. In addition, changes in the value of the Euro and the Swiss franc relative to the United States dollar could adversely affect our operating results to the extent we do not adequately hedge sales denominated in Euros and Swiss francs.

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

In the market for broadband equipment, we primarily compete with 2Wire, Inc., Westell Technologies, Inc., Siemens AG (through its Siemens Subscriber Networks, Inc. subsidiary, formerly known as Efficient Networks), Actiontec Electronics, Inc., Thomson Corporation and ZyXEL Communications Co. In the market for our broadband software and services products, we primarily compete with Motive, Inc., 2Wire, Inc., SupportSoft, Inc., Altiris, Inc., Axeda Systems, CrossTec Corporation, Citrix Systems, Inc., LANDesk Software, Inc., Microsoft Corporation and Symantec Corporation, WebEx and open source initiatives.

Many of our current and potential competitors in all product areas have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger base of customers than ours. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of these industries. In the past, we have lost potential customers to competitors in all product areas for various reasons, including lower prices and other incentives not matched by us. Current and potential competitors also may have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

Our quarterly operating results are likely to fluctuate because of many factors and may cause our stock price to fluctuate.

Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. For example, during the past eight quarters ended September 30, 2006, our revenues have ranged from $23.4 million to $31.0 million, and our net results have ranged from $600 thousand of income to a loss of $2.3 million. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

In certain quarters in the past, our operating results were below the expectations of securities analysts. If the Motorola acquisition does not close, it is likely that in some future quarter, quarters or year, our operating results again will be below the expectations of securities analysts or investors. When our operating results are below such expectations, the market price of our common stock may decline significantly. In addition to the uncertainties and risks described elsewhere under this “Risk Factors” heading, variations in our operating results will likely be caused by factors related to the operation of our business, including, but not limited to:

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

Our Netopia Broadband Server (NBBS) software platform enables network operations centers of broadband service providers the ability to remotely manage, support, and troubleshoot installed broadband gateways, thereby providing the potential for reducing support costs. We believe that NBBS can help differentiate our products and services from those of our competitors. However, NBBS is a relatively new product that has required and is expected to continue to require significant investment of development resources and to date has not generated significant revenues, and we cannot provide any assurance that NBBS will be widely adopted by the customers to whom we are marketing it. In addition, we cannot provide any assurance that when and if deployed in mass scale, NBBS will perform as expected or that it has no hidden bugs or defects.

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

A substantial portion of our broadband software and services revenues are derived from the sale of higher margin software products for corporate help desks, mostly Timbuktu. For the years ended September 30, 2006 and September 30, 2005, revenue from help desk applications were approximately 40% and 60%, respectively, of total revenues for our broadband software and services products. We anticipate that the market for Timbuktu may continue to decline or grow more slowly than the market for our other broadband software products and services. Most of the revenue that we generated to date from the NBBS software platform has been from two customers and expect to continue to make a significant investment of development resources. In addition, we rely on a small number of licensees to promote the use of our broadband software and services for building web sites and stores. We derive the majority of the recurring revenues from our broadband software and services products from fewer than five customers. The extent and nature of the promotions by licensees of our broadband software and services are outside of our control. If licensees of our eSite and eStore software do not successfully promote web sites and stores to their customers, our recurring revenues may decrease. If these customers were to choose a competitive platform, our recurring revenues would decline and adversely impact our results.

If hosting services for our broadband software and services perform poorly, our revenue may decline and we could be sued.

We depend on our servers, networking hardware and software infrastructure, and third-party service and maintenance of these items to provide reliable, high-performance hosting for eSite and eStore customers and subscribers to our parental controls service. In addition, our servers are located at third-party facilities. Failure or poor performance by third parties with which we contract for maintenance services could also lead to interruption or deterioration of our parental controls, eSite and eStore hosting services. Additionally, a slowdown or failure of our systems for any reason could also lead to interruption or deterioration of our Site and eStore hosting services. In such a circumstance, our hosting and subscription revenues may decline. In addition, if our parental controls, eSite and eStore hosting services are interrupted, perform poorly, or are unreliable, we are at risk of litigation from our customers, the outcome of which could harm our business.

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

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark law. We presently hold one United States patent issued that relates to our remote control technology incorporated in most of our software products. The term of this patent is through August 2010. We also have filed patent applications relating to the design of our Wi-Fi gateways. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and there is no guarantee that the safeguards that we employ will protect our intellectual property and other valuable competitive information.

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

The market price of our common stock may fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	Our ability to maintain the listing standards on The NASDAQ Capital Market;

•	Variations in our quarterly operating results, including shortfalls in revenues or earnings from securities analysts’ expectations;

•	Changes in securities analysts’ estimates of our financial performance;

•	Changes in market valuations and volatility generally of securities of other companies in our industry;

•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	General conditions in the broadband communications industry.

In recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which often have been unrelated to the operating performance of affected companies. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future as it has in the past, including fluctuations that are unrelated to our performance. Securities class action litigation has often been brought against a company following periods of volatility in market price of its securities. We currently are and may in the future be the target of securities litigation. Securities litigation has resulted and, if the settlements reached do not become effective, is expected to continue to result in substantial costs and diversion of management’s attention and resources, which could seriously harm our business.

If our proposed merger with Motorola is not completed, a third party may have difficulty acquiring us, even if doing so would be beneficial to our stockholders.

Provisions of our Amended and Restated Certificate of Incorporation, our Bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Changes in the accounting treatment of stock options has and will adversely affect our results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. The adoption of the SFAS 123(R) fair value method effective as of October 1, 2005 has and will continue to have a significant adverse impact on our results of operations because the stock-based compensation expense is charged directly against our reported earnings. See Notes 2 and 9 to the Consolidated Condensed Financial Statements included in this Form 10-K for further details.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The facilities we occupy are generally leased for a term of one to five years. We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. Because our California facilities are located near major earthquake fault lines in the San Francisco Bay area, our business could be seriously harmed in the event of a major earthquake. The following table sets forth our facilities and their related lease terms as of September 30, 2006:

Location	Primary use	Operating segment	Square feet	Lease term	Expires	Renewal option	Renewal term	Renewal commences
Emeryville, California	Headquarters; research and development, selling, marketing, service, general and administrative	Broadband equipment and Broadband software and services	30,438	5 years, 6 months	June 30, 2008	No	n/a	n/a

Chelmsford, Massachusetts	Research and development, customer service	Broadband equipment	7,750	5 years	March 31, 2010	Yes	3 years	April 1, 2010

San Leandro, California	Distribution center	Broadband equipment and Broadband software and services	28,813	5 years	August 27, 2010	No	n/a	n/a

Lawrence, Kansas	Research and development	Broadband software and services	6,858	5 years	June 30, 2010	Yes	3 or 5 years	July 1, 2010

Fremont, California	Research and development	Broadband equipment and Broadband software and services	11,085	5 years	November 30, 2007	Yes	5 years	December 1, 2007

Addison, Texas	Selling	Broadband software and services	4,478	5 years, 6 months	August 31, 2008	Yes	3 years	September 1, 2008

Paris, France	Selling and marketing	Broadband equipment and Broadband software and services	1,442	9 years, with exit at March 2008, 2011 or 2014	February 28, 2014	No	n/a	n/a

ITEM 3.	LEGAL PROCEEDINGS

On December 3, 2004, the United States District Court for the Northern District of California issued an order consolidating previously filed class action cases under the name In re Netopia, Inc. Securities Litigation, and appointing lead plaintiffs and plaintiffs’ counsel. On June 29, 2005, the lead plaintiffs filed their consolidated amended complaint. On June 19, 2006, the Court granted plaintiffs’ motion to certify the class of shareholders who purchased our stock between November 6, 2003 through August 16, 2004. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based on allegations that during the class period, we made false and misleading statements or failed to disclose material facts, and that the market price of our common stock was artificially inflated as a result of such alleged conduct. We believe that we have strong defenses to the claims asserted in the consolidated amended complaint. In December 2006, we reached a proposed settlement in principle of this litigation contingent upon a number of factors, including the closing of the acquisition by Motorola and the entering into of a binding agreement regarding the settlement. There can be no assurance that the settlement in principle will become a binding agreement and that all other contingencies to the settlement will be satisfied.

In August 2004, the first of five purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the alleged misstatements described above in connection with the purported class action described above. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. We have reached a settlement of this action, subject to court approval. The terms of the settlement do not require a material payment by us to the derivative plaintiffs.

On October 29, 2004, we were advised by the United States Securities and Exchange Commission (“SEC”) that an informal inquiry previously commenced by the SEC had become the subject of a formal order of investigation. This investigation was to determine whether the federal securities laws have been violated. We cooperated fully with the investigation. On March 29, 2006, we entered into a consent decree with the SEC resolving the investigation into our disclosures and accounting practices, primarily related to our restatement of financial statements for the fiscal years ended September 30, 2003 and 2002. Without admitting or denying any wrongdoing, we consented to the entry of an order with respect to violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder.

On March 29, 2006, Alan B. Lefkof, our President and Chief Executive Officer, without admitting or denying any wrongdoing, settled with the SEC and consented to the entry of an order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933, as amended, and Rule 13b2-1 promulgated under the Exchange Act, and aiding and abetting our violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20 and 13a-11 promulgated thereunder, in connection with a Report on Form 8-K and exhibit furnished to the SEC on July 6, 2004.

In April 2005, we learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation.

In January 2005, we were notified by the Occupational Health and Safety Administration (“OSHA”) that we were named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees alleged that we terminated them in retaliation for their participation in the internal accounting review conducted by the audit committee in 2004. On May 11, 2005, following its investigation, OSHA advised us that the complaint was determined to have no merit. On August 31, 2005, the two former employees refiled these claims in the United States District Court for the Northern District of Texas in an action entitled Frankl v. Netopia et al. The complaint names the Company and certain current and former officers and directors as defendants. The individual defendants have filed a motion to dismiss based on lack of personal jurisdiction. We believe that our defenses to this action are strong and intend to defend it vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

Defending against the government investigations, the private securities class action, the derivative actions and other litigation matters described above has required significant attention and resources of management and, regardless of the outcome, has and may further result in significant legal expense. If our defenses ultimately are unsuccessful, or if the settlements reached do not become effective, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigations and the litigation matters described above to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fiscal fourth quarter ended September 30, 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and their ages as of December 14, 2006, are as follows:

Name	Age	Position
Alan B. Lefkof	53	President, Chief Executive Officer and Director
Charles Constanti	43	Vice President and Chief Financial Officer
Brooke A. Hauch	58	Senior Vice President, Professional Services
David A. Kadish	54	Senior Vice President, General Counsel and Secretary
Raymond J. Smets	43	Senior Vice President, Sales and Marketing

Alan B. Lefkof.    Mr. Lefkof, President, Chief Executive Officer and Director, joined Netopia as President and a member of the Board of Directors in August 1991 and has been Chief Executive Officer since November 1994. Mr. Lefkof received a B.S. in computer science from the Massachusetts Institute of Technology in 1975 and a M.B.A. from Harvard Business School in 1977.

Charles Constanti.    Mr. Constanti was appointed Chief Finance Officer in May 2005. From May 2001 to April 2005, Mr. Constanti served as Vice President of Finance and Corporate Controller of Quantum Corporation, for which he earlier served in different accounting and finance positions since January 1997. Mr. Constanti is a certified public accountant and earned a B.S. in Accounting from Binghamton University in 1985.

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

Raymond J. Smets.    Mr. Smets, Senior Vice President, Sales and Marketing, joined Netopia in January 2006. In 2005, Mr. Smets served as an advisor to McAfee, Inc., following its spin-off of Network General, Inc., an antivirus and network security software subsidiary. From October 2002 to August 2004, Mr. Smets served as the president of Network General, Inc. Prior to joining McAfee, Mr. Smets served for over 16 years in executive roles at BellSouth Corporation, including president of BellSouth.net and vice president and corporate officer of BellSouth’s Network Transformation. Mr. Smets received an M.B.A from Nova Southeastern University and a B.A. in Engineering from the University of Florida.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Netopia’s common stock is listed on the NASDAQ Capital Market under the symbol NTPA.

The following table sets forth the range of quarterly high and low closing sale prices of our common stock for the last two fiscal years ended September 30, 2006 and 2005.

	2006		2005
	High	Low	High	Low
Fourth fiscal quarter ended September 30	$5.73	$4.05	$3.51	$2.51
Third fiscal quarter ended June 30	5.35	4.15	3.75	2.91
Second fiscal quarter ended March 31	4.25	2.60	4.48	3.15
First fiscal quarter ended December 31	3.00	2.41	3.60	2.09

On December 11, 2006, we had 141 stockholders of record and 26,564,461 shares of common stock outstanding. The closing price of our common stock as reported on the Nasdaq Capital Market was $6.87 per share. Historically, we have neither declared nor paid cash dividends on our common stock, and we expect this trend to continue. We maintain stock option plans under which we grant options to purchase our common stock and an Employee Stock Purchase Plan under which our common stock is sold to employees participating in such plans. Additional information with respect to these plans can be found in Note 9 of Notes to Consolidated Financial Statements, which is incorporated herein by reference. We did not repurchase any of our shares of common stock in the fiscal quarter ended September 30, 2006. We did not sell any equity securities during the fiscal year ended September 30, 2006 that were not registered under the Securities Act of 1933, as amended.

The market price of our common stock may fluctuate significantly in response to a number of factors, including the following, some of which are beyond our control:

•	On November 14, 2006, Netopia’s common stock increased in value by approximately 22% after we announced that we had signed a definitive merger agreement, under which Motorola will acquire all of the outstanding shares of Netopia for $7.00 per share in cash. In the event that the Merger is not completed, there could be a negative impact upon our stock price and operations;

•	Developments in our relationships with customers, distributors and suppliers.

•	Losses of major customers, major projects with major customers or the failure to complete significant licensing transactions;

•	Variations in our quarterly operating results;

•	Changes in securities analysts’ estimates of our financial performance;

•	Changes in market valuations of similar companies;

•	Announcements by us or our competitors of technological innovations, new products or enhancements, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Volatility generally of securities of companies in our industry;

•	General conditions in the broadband communications industry, in particular the DSL market, or the domestic and worldwide economies;

•	Decreases or delays in purchases by significant customers;

•	A shortfall in revenues or earnings from securities analysts’ expectations or other announcements by securities analysts; and

•	Our ability to protect and exploit our intellectual property or defend against the intellectual property rights of others.

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

(in thousands, except per share data)	2006	2005	2004	2003	2002
RESULTS OF OPERATIONS
Revenues	$113,264	$105,817	$101,335	$84,920	$62,923
Business restructuring	—	40	534	395	482
Goodwill impairment	—	—	465	—	9,146
Net loss (1)	(3,591)	(7,133)	(8,809)	(8,865)	(34,276)
Basic and diluted loss per share	$(0.14)	$(0.28)	$(0.37)	$(0.45)	$(1.86)

FINANCIAL POSITION
Cash, cash equivalents and short-term investments	$27,761	$22,234	$23,973	$22,208	$25,022
Assets	61,852	56,435	59,587	57,019	58,969
Debt	—	—	104	354	4,428
Stockholders’ equity	40,491	35,872	41,130	39,823	40,038

(1)	Net loss for fiscal year 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) of $6 million related to employee stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options and employee stock purchases under Statement of Financial Accounting Standards No, 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prior to fiscal year 2006 because the Company did not adopt the recognition provisions of SFAS 123. See note 9 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financials Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

Recent Developments

On November 13, 2006, Netopia entered into a definitive merger agreement with Motorola, Inc. (“Motorola”), pursuant to which Motorola intends to purchase all of our outstanding shares of common stock for $7.00 per share in cash. The transaction is subject to Hart-Scott-Rodino review, which is a federal government antitrust law that requires prior notification to federal antitrust agencies of certain acquisitions before the transaction may be closed, regulatory filings with antitrust authorities in certain European countries, the approval of our shareholders, and other customary closing conditions. Assuming all approvals are obtained and all closing conditions are met, we expect the acquisition to close during the first calendar quarter of 2007. There can be no assurance that the merger will be consummated in a timely manner, if at all. In addition, we are subject to a number of operational covenants in the merger agreement that restrict in certain ways our ability to operate freely prior to the closing of the proposed transaction. We have filed a preliminary proxy statement and intend to file a definitive proxy statement and other relevant materials with the Securities and Exchange Commission (“SEC”), including a detailed description of the terms of the merger agreement, as well as other important information about the proposed transaction. SHAREHOLDERS OF NETOPIA ARE URGED TO READ THE PROXY STATEMENT AND OTHER RELEVANT MATERIALS BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

Netopia and its executive officers and directors may be deemed to be participants in the solicitation of proxies from Netopia shareholders in favor of the proposed transaction. Certain of the executive officers and directors of Netopia have interests in the proposed transaction that may differ from the interests of our shareholders generally, including acceleration of vesting of stock options, payments in connection with a change in control transaction, payments in connection with anticipated employment by Motorola, and continuation of director and officer insurance and indemnification. These interests are described in the proxy statement.

All forward-looking statements included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, are based on a 12-month operational period without consideration given to the pending transaction.

Overview

We are a developer and provider of high performance broadband customer premises networking equipment and carrier-class software for the remote management of broadband services and equipment. We also develop and provide value-added services for service providers and remote management software for enterprises technical support, help-desks and personal computers.

During fiscal year 2006, we made progress against our objective to become a leading developer and provider of high performing broadband customer premises networking equipment and remote management software. We grew our revenues in fiscal year 2006 and positioned ourselves for further revenue growth in fiscal year 2007. We also improved our operating results, reducing our net loss and generating cash from operations in fiscal year 2006. Summarizing our progress:

•	We entered over 20 lab and field trials mostly in Europe and North America for CPE based on VDSL2 technology designed for high-bandwidth voice, video and data, or triple-play applications. Our CPE was successful in the lab and field trials in Switzerland and selected for the launch of IPTV services in Switzerland in November 2006. The many lab and field trials combined with the deployment in Switzerland increased our credibility as a leading provider for CPE for triple-play applications. The selection of our CPE for deployment by other customers is an opportunity for revenue growth in fiscal year 2007.

•	Our CPE based on ADSL2+ technology was selected for deployment in Denmark with a customer that was new to us in fiscal year 2006.

•	We increased our sales to four of our largest customers, AT&T, BellSouth, eircom, and Swisscom, including being selected for residential deployment at BellSouth, with corresponding initial revenue in the fourth fiscal quarter of fiscal year 2006.

•	We had two important achievements in sales of our NBBS remote management software with the acceptance of deployments in North America and Europe, by BellSouth and a wireless telecommunications service provider in Germany, respectively. These two achievements increased our credibility as a leading provider of remote management software for CPE. The selection of our remote management software for deployment by other customers is an opportunity for revenue growth in fiscal year 2007.

•	During fiscal year 2006, we attracted important talent to our research and development and sales and marketing functions.

This progress was reflected in the growth of our revenues to $113 million in fiscal year 2006 from $106 million in the prior fiscal year, an increase of $7 million. In fiscal year 2006, revenue from broadband equipment grew by $4 million and revenue from software and services grew by $3 million. The growth in broadband equipment revenue reflected the deployment in Denmark and increased sales to our largest customers. The growth in software and services revenue reflected sales of NBBS remote management software.

In fiscal year 2007, we will focus on revenue growth for both our broadband networking equipment and our software and services. Our objective is to increase sales to existing customers and to attract new customers. Our goal is to leverage our strengths in DSL technologies to meet market requirements for higher bandwidth services being provided by telecommunications and Internet service providers. This focus includes achieving design wins for higher performance gateways utilizing new technologies, including VDSL2 and ADSL2+ Bonded technologies as well as other innovations. Software and services revenue growth is largely dependent on sales and revenue from our NBBS remote management software.

Our net loss in fiscal year 2006 was $3.6 million or a diluted $0.14 loss per share, compared with a net loss of $7.1 million or a diluted $0.28 loss per share in fiscal year 2005. The $3.5 million improvement and changes in our net results reflected:

•	Increased revenue and gross margin, which increased gross profit by $7.8 million, as we reduced our average unit cost more than the reduction in average unit prices, with a greater amount of manufacturing in China in fiscal year 2006 compared to fiscal year 2005, and increased higher-margin software and services revenues, which together increased our gross margin to 36% in fiscal year 2006, from 32% in fiscal year 2005;

•	The recognition of stock-based compensation expense associated with employee stock options and employee stock purchases in our Consolidated Statements of Operations effective at the beginning of fiscal year 2006, with $6.0 million of stock-based compensation expense recognized in fiscal year 2006, ($215,000 was classified as cost of revenues and $5,738,000 was classified as operating expense);

•	Increased spending on research and development and sales and marketing, and lower general and administrative expenses, reflecting increased investment toward our goal of growing revenue and lower legal expenses because of insurance reimbursements;

•	Lower acquisition related intangibles amortization, with amortization decreasing to $1.2 million in fiscal year 2006, from $1.5 million in fiscal year 2005; and

•	An equity investment gain of $1.1 million in fiscal year 2006.

We ended fiscal year 2006 with $27.8 million of cash and cash equivalents, an increase of $5.5 million, and no long-term debt. The increase in cash and cash equivalents reflected:

•	Net cash from operating activities of $4.0 million, including $1.9 million of insurance reimbursements of legal costs;

•	Purchase of property and equipment of $1.5 million, which we believe was at a sustaining level of investment;

•	Proceeds from the sale of an equity investment of $734,000; and

•	Proceeds from the issuance of common stock pursuant to the employee stock purchase plan and the exercise of stock options, which totaled $2.2 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to revenue recognition, allowance for doubtful accounts and sales returns, reserves for excess and obsolete inventory, warranty costs, compensation expense for share-based payment awards, investment impairments, income taxes, service costs, loss contingencies, and intangible assets, among others. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis. The Audit Committee reviews any changes in our methodology for arriving at our estimates, and discusses the appropriateness of any such changes with management and our independent auditors on a quarterly basis. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    Our broadband equipment products are integrated with software that is essential to the functionality of the equipment. Accordingly, we account for broadband equipment revenues and any related professional services in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Determining whether and when some of these criteria have been satisfied often involve assumptions and judgments that can have significant impact on the timing and amount of revenues we report. At the date of shipment, assuming that the revenue recognition criteria specified above is met, we provide for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

We recognize software license and related services revenues in accordance with SOP 97-2, as amended by SOP 98-9, and all related interpretations. We have multiple element arrangements that include perpetual software licenses, maintenance and professional services. We allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. Software license revenue is recognized when a non-cancelable license agreement has been signed or a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Maintenance revenue, including revenue included in multiple element arrangements, is deferred and recognized ratably over the related contract period, generally twelve months.

For contracts where services are performed which do not qualify for separate accounting treatment as described by SOP 97-2, the Company has applied the principles of contract accounting in accordance with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts” and the relevant guidance provided by Statement of Position 81-1 “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). Under the guidance of SOP 81-1, the percentage of completion methodology is applied to software and related professional services where recognized revenue is determined after certain milestones or deliverables have been met (completed) under the terms of the signed contract.

Our enhanced web site service arrangements involve the delivery or performance of multiple products, services and/or rights to use assets. We apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether these arrangements involving multiple deliverables contains more than one unit of accounting and how the consideration of the arrangement should be allocated to those units of accounting. We allocate the revenue from these arrangements to each element of the arrangement based on the fair value of the elements and apply the revenue recognition rules to each element separately, pursuant to the guidance in SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. SAB 101 requires that the fair values used for such allocations should be reliable, verifiable and objectively determinable. We allocate a portion of the arrangement fee to the undelivered element, generally web site hosting, based on the fair value of the undelivered elements, regardless of any separate prices stated within the contract for each element. Fair value for hosting is based on the price the customer would pay when sold separately. Fair value for the delivered elements, primarily fulfillment services, is based on the residual amount of the total arrangement fees after deducting the fair value for the undelivered elements. Fulfillment revenue is recognized when a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, collection is considered probable and the fulfillment has been completed. Hosting revenue is deferred and recognized ratably over the related service period, generally twelve months.

We have adopted the provisions of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), for the accounting treatment of marketing incentive programs that have resulted in the provision of rebates, credits and discounts given to our customers directly or indirectly. We presume such incentive programs and rebates, credits and discounts to be a reduction of the selling prices of our products and/or services and, therefore, are characterized as a reduction of revenue when recognized in our Consolidated Financial Statements.

Goodwill.    We perform goodwill impairment tests on an annual basis in our fiscal fourth quarter. For additional information about goodwill, see Note 4 to the Consolidated Financial Statements.

Long-Lived Assets, Including Other Intangible Assets.    We evaluate our long-lived assets, including other intangible assets and test our long-lived assets and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards 144 “Accounting for Impairment or Disposal of Long Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset group that represents the lowest level for which identifiable cash flows exist. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and is allocated to the long-lived assets of the asset group on a pro rata basis. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

Equity Investment.    The Company has a carrying value associated with one investment in a privately held company in the amount of $1.4 million and $1.0 million for fiscal years ended September 30, 2006 and 2005, respectively. The Company monitors the investment for impairment and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of the privately held company. The Company accounts for its investment under the cost method as defined within Accounting Principles Board Opinion 18 (APB 18) “The Equity Method of Accounting for Investments in Common Stock.” As such, the Company evaluates its investments for factors that indicate a decrease in the carrying value of the investment which is other than temporary and should be recognized.

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

Service Accrual.    We expense the costs to provide technical telephone support for certain broadband equipment software customers at the time that the product is shipped.

Product Warranty.    We generally provide a product warranty of one to two years. We generally do not offer a warranty on broadband software and services products. We accrue for estimated product warranty costs at the time of shipment, based upon our historical experience.

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

Stock-Based Compensation.    On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation expense for share-based payment awards made to the Company’s employees and non-employee directors, including stock options and employee stock purchases made pursuant to the Employee Stock Purchase Plan (“ESPP”), based on estimated fair values.

The Company adopted SFAS 123(R) using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123(R). The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting SFAS 123(R), companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes option-pricing formula. The Company recognizes compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of share-based payment awards as if the award was, in substance, multiple awards. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), the Company was not required to estimate forfeitures in expense calculation for the stock compensation pro forma footnote disclosure. However, SFAS 123(R) requires an estimate of forfeitures and, upon adoption, the Company changed methodology to include an estimate of forfeitures.

Stock Option Plans.    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following estimates:

	Year Ended September 30,
	2006	2005	2004
Expected life (in years)	3.1	3.7	3.3
Expected volatility	219%	350%	345%
Risk-free interest rate	4.51%	3.63%	2.89%
Expected dividend yield	—	—

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

Employee Stock Purchase Plan.    The value of rights to purchase shares under the plan was estimated at the date of grant using the following weighted average assumptions:

	Year Ended September 30,
	2006	2005	2004
Expected life (in years)	0.5 to 2	2	2
Expected volatility	52% – 92%	217%	151%
Risk-free interest rate	4.18 – 4.83%	3.61%	2.89%
Expected dividend yield	—	—	—

Valuation Assumptions

Pursuant to the guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107, the Company uses historical volatility as an estimate of expected volatility for purposes of calculating stock-based compensation expense using the Black-Scholes model. During fiscal year 2006, the Company changed its assumption of historical volatility from ten years to a range of 6 months to 2 years as a better estimate of expected volatility for the valuation of stock-based compensation related to the Company’s ESPP.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of September 30, 2006, our principal source of liquidity included cash and cash equivalents in the amount of $27.8 million and a credit facility with a maximum borrowing capacity of up to $10.0 million from which we had no outstanding borrowings.

Cash and Cash Equivalents.    The following table sets forth our cash and cash equivalents as of the fiscal years ended September 30, 2006, 2005 and 2004.

	September 30,			Increase (decrease) from prior year
(in thousands)	2006	2005	2004	2006	2005
Cash and cash equivalents	$27,761	$22,234	$23,973	25%	(7)%

For the fiscal year ended September 30, 2006, cash and cash equivalents increased primarily as a result of cash from our operating activities, the sale of an equity investment, and issuance of common stock pursuant to the exercise of stock options and under our employee stock purchase plan, partially offset by capital equipment purchases. We did not have any off-balance sheet transactions at September 30, 2006, 2005 or 2004.

Operating Activities

During fiscal year 2006, operating activities generated approximately $4.0 million of cash, primarily reflecting our net loss adjusted for non-cash stock-based compensation expense and amortization of acquisition-related intangible assets. Changes in our operating assets and liabilities used approximately $500,000 reflecting an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses and a decrease in inventory. The changes in our operating assets and liabilities reflected normal fluctuations in the timing of receipts and payments and the timing of inventory purchases.

Investing Activities

Net cash used in investing activities totaled $734,000 in fiscal year 2006, reflecting the purchase of capital and equipment and the sale of an equity investment. We purchased $1.5 million of capital equipment and software in fiscal year 2006. The sale of an equity investment generated $734,000 in fiscal year 2006.

Financing Activities

Our financing activities provided $2.2 million in fiscal year 2006, proceeds from the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan.

We amended our credit facility agreement with Silicon Valley Bank, effective June 27, 2005. Under the amended credit facility, the credit limit is $10 million, the interest rate is Silicon Valley Bank’s prime rate, the term or maturity date is June 27, 2007. The amended credit facility contains financial covenants related to our liquidity and net worth as well as other nonfinancial covenants. Covenants require that we maintain an adjusted quick ratio (described below) of 1.25 and the credit facility will be subject to formula based credit limits if the adjusted quick ratio falls below 1.50. Covenants included in an amendment effective September 30, 2005, require us to maintain a minimum tangible net worth of $24 million for September 2006 and thereafter, unless reset. The facility is secured by substantially all of our assets. The adjusted quick ratio is the ratio of (i) Netopia’s unrestricted cash, cash equivalents and investments maintained at Silicon Valley Bank plus net receivables to (ii) the Netopia’s current liabilities plus the outstanding principal amount of any borrowings under the facility less deferred revenues. We may borrow under the credit facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. As of September 30, 2006, we had no outstanding borrowings under the credit facility and were in compliance with the covenants. We had approximately $851,000 of outstanding letters of credit and $300,000 of cash management reserves that reduced the amount of available credit on the credit facility to $8.8 million.

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

As of September 30, 2006, we had no material commitments for capital expenditures. We believe we have adequate cash, cash equivalents and borrowing capacity to fund our operating activities for at least the next twelve months.

Commitments

Operating Lease Commitments.    The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year:

	Year ended September 30,
(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Property lease obligations	$1,373	$1,078	$467	$337	$34	$82	$3,371

Purchase Commitments with Outsourcing Manufacturers and Suppliers.    The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procure component inventory on our behalf based on our production orders. The Company is obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments are reflected in our financial statements as a liability once title for goods has transferred, services have been received, and/or payments related to the obligations become due. At September 30, 2006, purchase commitments totaled $24.4 million.

Results of Operations for Fiscal Years Ended September 30, 2006, 2005 and 2004

This data has been derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

REVENUES

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenues)	2006		2005		2004		2006	2005
REVENUES:
Broadband equipment	$98,460	87%	$94,447	89%	$85,702	85%	4%	10%
Broadband software and services	14,804	13%	11,370	11%	15,633	15%	30%	(27)%

Total revenues	113,264	100%	105,817	100%	101,335	100%	7%	4%

2006 Revenues Compared to 2005 Revenues; 2005 Revenues Compared to 2004 Revenues

Total revenues increased by $7.5 million, or 7%, to $113.3 million in fiscal year 2006 compared with $105.8 million in fiscal year 2005. The increase in fiscal year 2006 reflected an increase in broadband equipment sales of $4.1 million, or 4%, and an increase in software and services revenue of $3.4 million, or 30%. Total revenues increased for fiscal year 2005 by 4% from fiscal year 2004. The increases for fiscal years 2006 and 2005 reflected increased sales of our broadband equipment in both fiscal years, as our unit sales increased, partially offset by a declines in average selling prices (“ASPs”) resulting from downward trends in ASPs from ongoing competitive pressures. The increase in software and services revenue in fiscal year 2006 reflected our initial sales of our NBBS remote management software for managing CPE. Sales of remote management software for PCs declined in both fiscal year 2005 and 2006.

Broadband Equipment.    Broadband equipment revenue increased by 4% and 10% in fiscal years 2006 and 2005, respectively. The growth in broadband equipment revenue in fiscal year 2006 reflected the equipment sales to a new customer in Denmark and increased sales to four of our largest customers. The increase in broadband equipment sales in fiscal year 2005 was primarily due to increased sales volumes to BellSouth and increased sales of our accessories both in the United States and Europe.

Volumes and ASP, excluding accessories, of our broadband equipment products are summarized in the table below. The decline in average selling prices resulted from increased sales of lower price residential class products as compared to higher price business class products, as well as competitive market conditions which have resulted in an ongoing downward trend in ASPs. We expect that average selling prices will continue to decline for the same reasons.

	Year ended September 30,			Increase (decrease) from prior year
	2006	2005	2004	2006	2005
Product volumes	1,200	1,076	964	12%	12%
Average selling prices	$78	$81	$89	(4)%	(9)%

Broadband Software and Services.    Our broadband software and services revenues increased by $3.4 million to $14.8 million in fiscal year 2006, following a decrease by $4.3 million to $11.4 million in fiscal year 2005. The increase in software and services revenue in fiscal year 2006 reflected our initial sales of our NBBS remote management software for managing CPE. Sales of remote management software for PCs declined in both fiscal year 2005 and 2006.

The decline in current deferred revenue to $1.6 million as of September 30, 2006, compared with $2.9 million as of September 30, 2005, reflects the recognition of NBBS remote management software license revenue in fiscal year 2006 from BellSouth, which was deferred as of September 30, 2005.

Customer Information

Our largest customers are telecommunication carriers and internet service providers. The customers that accounted for 10% or more of our revenues in each fiscal year of the three years reported, are shown in the table below:

(in thousands & percent of revenues)	Year ended September 30 2006
BellSouth	$25,065	22%
Swisscom	22,658	20%

(in thousands & percent of revenues)	Year ended September 30 2005
BellSouth	$21,206	20%
Swisscom	18,535	18%
eircom	10,576	10%

(in thousands & percent of revenues)	Year ended September 30 2004
Swisscom	$19,031	19%
AT&T	10,348	10%
BellSouth	10,111	10%

Geographic Information

The following table summarizes revenues by region:

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenues)	2006		2005		2004		2006	2005
Europe	$42,846	38%	$35,186	33%	$36,972	36%	22%	(5)%
Other international	2,135	2%	2,809	3%	3,121	3%	(24)%	(10)%

Total international revenues	44,981	40%	37,995	36%	40,093	39%	18%	(5)%
United States	68,283	60%	67,822	64%	61,242	61%	1%	11%

Total revenues	$113,264	100%	$105,817	100%	$101,335	100%	7%	4%

The increase in our sales to customers in Europe in fiscal year 2006 reflected increased equipment sales to Swisscom and equipment sales to a new customer in Denmark. The increase in our sales to customers in the United States in fiscal year 2005 reflected increased sales to large telecommunication carriers, particularly sales to BellSouth. The decrease in our sales to customers in Europe in fiscal year 2005 reflected declines in ASPs to our larger carrier customers and generally lower sales to smaller European service providers.

GROSS MARGIN

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenue)	2006		2005		2004		2006	2005
GROSS MARGIN:
Broadband equipment	$29,592	30%	$23,755	25%	$21,299	25%	25%	12%
Broadband software and services	11,661	79%	9,713	85%	14,593	93%	20%	(33)%

	$41,253	36%	$33,468	32%	$35,892	35%	23%	(7)%

Our total gross margin increased to 36% in fiscal year 2006, compared with a total gross margin of 32% and 35% in fiscal years 2005 and 2004, respectively. The gross margin improvement in fiscal year 2006 mostly reflected the improvement in equipment margins to 30% in fiscal year 2006 from 25% in fiscal year 2005 because we reduced the average unit cost of equipment more than the reduction in ASPs, with a greater amount of manufacturing in China in fiscal year 2006 compared fiscal year 2005. To a lesser degree, the increase in the fiscal year 2006 gross margin reflected increased higher-margin software and services revenues. The decline in gross margin rate in fiscal year 2005 from 2004 was due primarily to a decrease in higher gross margin software and service sales. Software and service sales generate higher gross margins than sales of broadband equipment. In fiscal year 2005, we increased our accrual for the estimated cost to provide customer support by approximately $700,000. These estimated costs are related to our practice of providing ongoing customer support services through our call centers, almost all of which was related to our broadband equipment.

RESEARCH AND DEVELOPMENT

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenues)	2006		2005		2004		2006	2005
Research and development	$17,713	16%	$13,355	13%	$15,828	16%	33%	(16)%

Research and development expenses include employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead. Our research and development expenses for fiscal year 2006 increased by 33%, compared with a 16% decrease in fiscal year 2005.

Stock-based compensation expense was approximately 55%, or more than half of the 33% increase in fiscal year 2006. The remaining increase in R&D expense in fiscal year 2006 reflected an increase in the R&D headcount and compensation. The 16% decrease in R&D expense in fiscal year 2005 was primarily due to cost reductions that resulted from the closure of research and development activities in Germany. We capitalized no development costs in fiscal years 2006 or 2005.

SELLING AND MARKETING

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenues)	2006		2005		2004		2006	2005
Selling and marketing	$21,266	19%	$18,716	18%	$20,528	20%	14%	(9)%

Selling and marketing expenses include salary, stock-based compensation, commission expense for our sales force, bonuses, travel and entertainment, advertising and promotional expenses, product marketing, customer service and support costs. Our selling and marketing expenses for fiscal year 2006 increased by 14%, compared with a 9% decrease in fiscal year 2005. Stock-based compensation expense represented half of the 14% increase in fiscal year 2006. The remaining increase in selling and marketing expense in fiscal year 2006 reflected an increase in sales and marketing headcount and compensation, in part from higher commissions on higher sales. The 9% decrease in selling and marketing expense in fiscal year 2005 resulted primarily from an increase in the allocation of technical support expense to cost of sales, and to a lesser extent from cost containment.

GENERAL AND ADMINISTRATIVE

	Year ended September 30,						Increase (decrease) from prior year
(in thousands & percent of revenues)	2006		2005		2004		2006	2005
General and administrative	$7,840	7%	$8,438	8%	$7,147	7%	(7)%	18%

General and administrative expenses include employee related expenses, provisions for doubtful accounts and legal, accounting and insurance costs. Our general and administrative expenses for fiscal year 2006 decreased by 7%, compared with an 18% increase in fiscal year 2005. Excluding stock-based compensation of $2.0 million, classified as general and administrative expense in fiscal year 2006 the expense decrease for the fiscal year 2006 would be a decrease of 31%. This decrease reflects a decline in legal costs and the cost related to our initial implementation of Section 404 of the Sarbanes-Oxley Act in fiscal year 2005, which required our management to assess the effectiveness of our internal controls over financial reporting. Legal expenses related to the SEC investigation and private securities litigation were offset by insurance reimbursements in fiscal year 2006, compared with $2.6 million of net legal expenses in fiscal year 2005. The increase in general and administrative expenses increased in fiscal year 2005 by 18% was due to the cost related to our initial implementation of Section 404 of the Sarbanes-Oxley Act and legal expenses.

RESTRUCTURING COSTS

Restructuring costs included in operating expenses were zero in fiscal year 2006, compared with $40,000 and $534,000 in fiscal years 2005 and 2004, respectively. In fiscal year 2005, we recorded a net restructuring charge of $40,000, primarily consisting of employee termination costs, wind down costs associated with the closure of a sales office in the Netherlands and additional wind down costs associated with the prior closure of the Germany office in 2004.

For fiscal year 2004, we implemented plans and took steps to reduce costs. These steps resulted in a restructuring charge of approximately $534,000 primarily related to severance and related benefit charges for the closure of our German software research and development facility.

OTHER INCOME, NET

	Year ended September 30,
(in thousands)	2006	2005	2004
Other income, net:
Gain on equity investment	$1,079
Other income, net	945	359	224

Other income, net	$2,024	$359	$224

Gain on Equity Investment.    In fiscal year 2006, we sold our equity investment in MegaPath Inc. in exchange for $734,000 cash and 1.7 million shares of preferred stock of Netifice Communications, Inc. In accordance with the criteria of Statement of Financial Accounting Standards 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125,” we accounted for the transaction as a transfer of an asset that qualified as a sale. Accordingly, we removed our investment in MegaPath Inc, and recognized the cash received and investment in Netifice at fair value, which resulted in a gain on equity investment of $1.1 million.

Other Income, Net.    Other income, net includes interest expense and fees related to our credit facility, interest income and gains or losses on foreign currency transactions. Other income, net increased for fiscal year 2006 when compared to fiscal year 2005 due primarily to increased interest income and a reduction in foreign currency transaction losses. For fiscal year 2005 compared to 2004, other income, net increased due primarily to increased interest income offset by foreign currency transaction losses.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents. We place our cash equivalents in instruments that meet high credit quality standards. We do not expect any material loss with respect to our cash equivalents.

Our exposure to foreign exchange risk relates primarily to sales made to international customers denominated in non-US dollar currencies and our employee related expenses in European Union countries. We do not use derivative financial instruments for speculative or trading purposes.

In order to reduce our exposure resulting from currency fluctuations, we have entered into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. We do not enter into currency exchange contracts for speculative or trading purposes. All currency exchange contracts have a maturity of less than one year.

Interest Rate Risk

The table below presents the market value and related weighted-average interest rates for our cash equivalents at September 30, 2006 and 2005. All of our investments mature within 90 days.

	September 30, 2006			September 30, 2005
(in thousands)	Cost Basis	Fair Market Value	Average Interest Rate	Cost Basis	Fair Market Value	Average Interest Rate
Cash equivalents	$25,177	$25,177	5.15%	$20,107	$20,107	3.45%

Our market interest rate risk for our cash equivalents relates primarily to changes in the United States short-term prime interest rate. Our market interest rate risk for borrowings under our credit facility, from which we had no borrowings at September 30, 2006, relates primarily to the rate we could be charged by Silicon Valley Bank for borrowings under our credit facility. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”). To the extent we borrow heavily against the credit facility and Silicon Valley Bank were to increase its prime rate, it would cost us more to borrow and our interest expense would increase.

Foreign Currency Exchange Risk

Our foreign currency exchange risk relates to changes in the value of the Euro and the Swiss Franc relative to the United States dollar. We manage this risk by entering into currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased.

The table below presents the carrying value, in United States dollars, of our accounts receivable denominated in Euros (“EUR”) and Swiss francs (“CHF”) at September 30, 2006 and 2005. The accounts receivable at September 30, 2006 and 2005 were valued at the applicable United States/foreign currency exchange rates as of those respective dates. The carrying value approximated fair value at September 30, 2006 and 2005.

(in thousands, except exchange rate)	September 30, 2006		September 30, 2005
Principal (notional) amounts in United States dollars:	Carrying Amount	Exchange Rate	Carrying Amount	Exchange Rate
Accounts receivable denominated in Euros	$3,086	1.2688	$2,068	1.205
Accounts receivable denominated in Swiss francs	$883	0.8001	$—	—

The table below presents the carrying value of our currency exchange forward contracts, in United States dollars, at September 30, 2006 and 2005. The carrying value approximated fair value at September 30, 2006 and 2005.

(Amount in thousands, except contracted forward rate)	September 30, 2006			September 30, 2005
Principal (notional) amounts in U.S. dollars	Amount	Contracted Forward Rate	Settlement Date(s)	Amount	Contracted Forward Rate	Settlement Date
Currency exchange forward contract # 1 - EUR	464	1.2678	Oct-06	2,148	1.2119	Oct-05
Currency exchange forward contract # 2 - EUR	297	1.2686	Nov-06
Currency exchange forward contract # 3 - EUR	1,916	1.2615	Nov-06
Currency exchange forward contract # 4 - CHF	174	0.8155	Oct-06
Currency exchange forward contract # 5 - CHF	385	0.8023	Oct-06
Currency exchange forward contract # 6 - CHF	318	0.8028	Nov-06

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

The following financial statements are filed as part of this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Netopia, Inc.

We have audited the accompanying consolidated balance sheets of Netopia, Inc. and Subsidiaries as of September 30, 2006, and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended September 30, 2006, 2005, and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on those consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netopia, Inc and Subsidiaries as of September 30, 2006, and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payment to conform to statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of October 1, 2005.

/s/ Burr, Pilger & Mayer, LLP

San Francisco, California

December 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Netopia, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Netopia, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of the Company and our report dated December 14, 2006 expressed an unqualified opinion.

/s/ Burr, Pilger & Mayer LLP

San Francisco, California

December 14, 2006

Netopia, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$27,761	$22,234
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $142 and $144 at September 30, 2006 and 2005, respectively	20,072	16,208
Inventories	6,165	8,718
Prepaid expenses and other current assets	1,053	1,102

Total current assets	55,051	48,262
Property and equipment, net	2,486	2,623
Acquired technology, net	1,026	2,369
Goodwill	1,668	1,668
Equity investment	1,377	1,032
Deposits and other assets	244	481

TOTAL ASSETS	$61,852	$56,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,033	$12,525
Accrued compensation	3,630	1,890
Accrued liabilities	2,273	2,772
Deferred revenues	1,581	2,946
Other current liabilities	124	75

Total current liabilities	20,641	20,208

Deferred revenues, long-term	586	109
Other long-term liabilities	134	246

Total liabilities	21,361	20,563

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized: 26,274,415 and 24,428,412 shares issued and outstanding at September 30, 2006 and 2005, respectively	26	25
Additional paid-in capital	176,261	168,075
Accumulated comprehensive income	68	45
Accumulated deficit	(135,864)	(132,273)

Total stockholders’ equity	40,491	35,872

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,852	$56,435

See accompanying notes.

Netopia, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended September 30,
	2006	2005	2004
REVENUES:
Broadband equipment	$98,460	$94,447	$85,702
Broadband software and services	14,804	11,370	15,633

Total revenues	113,264	105,817	101,335

COST OF REVENUES:
Broadband equipment	67,715	69,540	63,251
Broadband software and services	3,096	1,609	992
Amortization of acquired technology	1,200	1,200	1,200

Total cost of revenues	72,011	72,349	65,443

GROSS PROFIT	41,253	33,468	35,892

OPERATING EXPENSES:
Research and development	17,713	13,355	15,828
Selling and marketing	21,266	18,716	20,528
General and administrative	7,840	8,438	7,147
Amortization of intangible assets	—	345	345
Impairment of goodwill	—	—	465
Restructuring costs	—	40	534

Total operating expenses	46,819	40,894	44,847

OPERATING LOSS	(5,566)	(7,426)	(8,955)

Other income, net:
Gain on equity investment	1,079	—	—
Other income, net	945	359	224

Other income, net	2,024	359	224

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,542)	(7,067)	(8,731)

Provision for income taxes	49	66	78

NET LOSS	$(3,591)	$(7,133)	$(8,809)

Basic and diluted net loss per common share	$(0.14)	$(0.28)	$(0.37)

Shares used in per share calculations	25,748	25,093	23,573

See accompanying notes.

Netopia, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2003	21,631,832	$22	$156,132	$(116,331)	$—	$39,823
Exercise of stock options	1,784,347	2	7,163			7,165
Issuance of common stock under Employee Stock Purchase Plan	1,141,324	1	1,702			1,703
Issuance of common stock for acquisitions	160,000	—	1,248			1,248
Net loss				(8,809)	—	(8,809)

Balance, September 30, 2004	24,717,503	25	166,245	(125,140)	—	41,130
Exercise of stock options	268,277	—	632			632
Issuance of common stock under Employee Stock Purchase Plan	442,632	—	1,198			1,198
Net loss				(7,133)		(7,133)
Foreign currency translation adjustments					45	45
Comprehensive loss						(7,088)

Balance, September 30, 2005	25,428,412	25	168,075	(132,273)	45	35,872
Exercise of stock options	344,310	—	954			954
Issuance of common stock under Employee Stock Purchase Plan	501,693	1	1,276			1,277
Stock-based compensation expense related to employee stock options and employee stock purchases			5,956			5,956
Net loss				(3,591)		(3,591)
Foreign currency translation adjustments					23	23

Comprehensive loss						(3,568)

Balance, September 30, 2006	26,274,415	$26	$176,261	$(135,864)	$68	$40,491

See accompanying notes.

Netopia, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(3,591)	$(7,133)	$(8,809)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,140	3,717	4,168
(Gain)/loss on disposal of fixed assets	56	8	(19)
Gain on equity investment	(1,079)	—	—
Stock-based compensation related to employee stock options and employee stock purchases	5,956	—	—
Charge for impairment of capitalized software	—	101	—
Changes in allowance for doubtful accounts and sales returns	(2)	(84)	38
Changes in inventory reserves	(1,534)	(24)	761
Restructure costs and goodwill impairment	—	40	999
Changes in operating assets and liabilities:
Trade receivables	(3,862)	1,688	(1,788)
Inventories	4,087	(2,414)	(1,303)
Prepaid expenses, deposits and other assets	38	124	(105)
Accounts payable	508	2,658	(1,395)
Accrued liabilities and accrued compensation	1,241	(1,704)	485
Deferred revenues	(888)	1,222	13
Other liabilities	(63)	(6)	1,707

Net cash from (used in) operating activities	4,007	(1,807)	(5,248)

Cash flows from investing activities:
Purchase of property and equipment	(1,468)	(1,676)	(1,335)
Capitalized software costs	—	(27)	—
Sale of equity investment	734	—	—
Acquisition spending	—	—	(1,518)

Net cash used in investing activities	(734)	(1,703)	(2,853)

Cash flows from financing activities:
Principal payments on short-term loan	—	(104)	(250)
Proceeds from issuance of common stock	2,231	1,830	8,868
Proceeds from issuance of common stock for acquisition of businesses	—	—	1,248

Net cash from financing activities	2,231	1,726	9,866

Effect of changes in foreign exchange rates	23	45	—
Net increase (decrease) in cash and cash equivalents	5,527	(1,739)	1,765
Cash and cash equivalents at the beginning of period	22,234	23,973	22,208

Cash and cash equivalents at the end of the period	$27,761	$22,234	$23,973

Supplemental disclosures of cash flow activities:
Income taxes paid	$42	$—	$30
Interest paid	$44	$5	$8

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business and Subsequent Event

Description of Business.    Netopia, Inc. (the “Company”) develops and markets broadband customer premises networking equipment and remote management software for the management of broadband services and equipment. The Company also develops and provides value-added services for service providers and remote management software for enterprises technical support, help-desks and personal computers.

Merger Agreement with Motorola, Inc.

On November 13, 2006, Netopia entered into a definitive merger agreement with Motorola, Inc. (“Motorola”), pursuant to which Motorola intends to purchase all of our outstanding shares of common stock for $7.00 per share in cash. The transaction is subject to Hart-Scott-Rodino review, which is a federal government antitrust law that requires prior notification to federal antitrust agencies of certain acquisitions before the transaction may be closed, regulatory filings with antitrust authorities in certain European countries, the approval of our shareholders, and other customary closing conditions. Assuming all approvals are obtained and all closing conditions are met, we expect the acquisition to close during the first calendar quarter of 2007. There can be no assurance that the merger will be consummated in a timely manner, if at all. In addition, we are subject to a number of operational covenants in the merger agreement that restrict in certain ways our ability to operate freely prior to the closing of the proposed transaction. We have filed a preliminary proxy statement and intend to file a definitive proxy statement and other relevant materials with the Securities and Exchange Commission (“SEC”), including a detailed description of the terms of the merger agreement, as well as other important information about the proposed transaction. SHAREHOLDERS OF NETOPIA ARE URGED TO READ THE PROXY STATEMENT AND OTHER RELEVANT MATERIALS BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

Netopia and its executive officers and directors may be deemed to be participants in the solicitation of proxies from Netopia shareholders in favor of the proposed transaction. Certain of the executive officers and directors of Netopia have interests in the proposed transaction that may differ from the interests of our shareholders generally, including acceleration of vesting of stock options, payments in connection with a change in control transaction, payments in connection with anticipated employment by Motorola, and continuation of director and officer insurance and indemnification. These interests are described in the proxy statement.

(2)	Summary of Significant Accounting Policies

Fiscal Year.    The Company’s fiscal year is the 12-months ended September 30.

Principles of Consolidation.    The Consolidated Financial Statements include the accounts of Netopia, Inc. and its wholly owned foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents.    Cash and cash equivalents consist of money market funds with original maturities of 90 days or less from the time of purchase. Cash equivalents are recorded at cost, which approximates fair value. Cash equivalents as of September 30, 2006 and 2005, consisted of the following:

	September 30,
(in thousands)	2006	2005
Money market funds	$25,177	$20,107

Revenue Recognition.    Our broadband equipment products are integrated with software that is essential to the functionality of the equipment. Accordingly, we account for broadband equipment revenues and any related professional services in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Determining whether and when some of these criteria have been satisfied often involve assumptions and judgments that can have significant impact on the timing and amount of revenues we report. At the date of shipment, assuming that the revenue recognition criteria specified above is met, we provide for an estimate of returns and warranty expense based on historical experience of returns of similar products and warranty costs incurred, respectively.

Sales to our distributors and resellers are generally recognized at the time title to our product passes to the distributor or reseller, provided all other criteria for revenue recognition are met. This policy is predicated on the Company’s ability to estimate sales returns. The Company also must evaluate whether our distributors and resellers have the ability to honor their commitment to make fixed and determinable payments, regardless of whether they collect cash from their customers. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenues that we report in a particular period.

We recognize software license and related services revenues in accordance with SOP 97-2, as amended by SOP 98-9, and all related interpretations. We have multiple element arrangements that include perpetual software licenses, maintenance and professional services. We allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. Software license revenue is recognized when a non-cancelable license agreement has been signed or a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Maintenance revenue, including revenue included in multiple element arrangements, is deferred and recognized ratably over the related contract period, generally twelve months.

For contracts where services are performed which do not qualify for separate accounting treatment as described by SOP 97-2, the Company has applied the principles of contract accounting in accordance with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts” and the relevant guidance provided by Statement of Position (SOP) 81-1 “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Under the guidance of SOP 81-1, the percentage of completion methodology is applied to software and related professional services where recognized revenue is determined after certain milestones or deliverables have been met (completed) under the terms of the signed contract.

Our enhanced web site service arrangements involve the delivery or performance of multiple products, services and/or rights to use assets. We apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, to determine whether these arrangements involving multiple deliverables contains more than one unit of accounting and how the consideration of the arrangement should be allocated to those units of accounting. We allocate the revenue from these arrangements to each element of the arrangement based on the fair value of the elements and apply the revenue recognition rules to each element separately, pursuant to the guidance in SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101), and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. SAB 101 requires that the fair values used for such allocations should be reliable, verifiable and objectively determinable. We allocate a portion of the arrangement fee to the undelivered element, generally web site hosting, based on the fair value of the undelivered elements, regardless of any separate prices stated within the contract for each element. Fair value for hosting is based on the price the customer would pay when sold separately. Fair value for the delivered elements, primarily fulfillment services, is based on the residual amount of the total arrangement fees after deducting the fair value for the undelivered elements. Fulfillment revenue is recognized when a properly authorized firm purchase order is received and the customer acknowledges an unconditional obligation to pay, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, collection is considered probable and the fulfillment has been completed. Hosting revenue is deferred and recognized ratably over the related service period, generally twelve months.

We have adopted the provisions of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, for the accounting treatment of marketing incentive programs that have resulted in the provision of rebates, credits and discounts given to our customers directly or indirectly. We presume such incentive programs and rebates, credits and discounts to be a reduction of the selling prices of our products and/or services and, therefore, are characterized as a reduction of revenue when recognized in our Consolidated Financial Statements.

Concentrations of Credit Risk and Allowance for Doubtful Accounts.    Financial instruments that potentially expose the Company to concentrations of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company’s accounts receivable are mostly derived from sales to telecommunication service providers, resellers and distributors in the United States and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. In addition, allowances are maintained for potential credit losses associated with potential problem accounts receivable. The Company limits the amounts invested in any one type of investment and maintains most of its cash investments with one financial institution. Although such investments exceed the $0.1 million amount subject to Federal Deposit Insurance, management believes the financial risks associated with such investments are minimal.

During fiscal year 2006 and 2005, the Company did not experience significant losses on trade receivables from any particular customer, industry, or geographic region. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balance, and current economic conditions that may affect a customer’s ability to pay.

Inventories.    Inventories are recorded at the lower of cost or market (net realizable value). Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Cost includes material costs, labor and applicable manufacturing overhead. The Company evaluates ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally 12 months). Inventories in excess of future demand are reserved. In addition, the Company considers the impact of changing technology on our inventory-on-hand and writes-off inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

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

Major class of asset	Depreciable life (in years)
Manufacturing tooling	2
Computers	3
Machinery and equipment	4
Furniture and fixtures	7
Leasehold improvements	Shorter of estimated useful life or remaining term of lease (generally five years or less)

Research and Development Costs.    Research and development costs required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be

Sold, Leased, or Otherwise Marketed” were not material in fiscal years 2006 and 2005. Capitalized research and development costs are reported within “Deposits and other assets” in the Consolidated Balance Sheets as of September 30, 2006 and 2005. Capitalized research and development costs are amortized to expense over their estimated useful lives, generally thirty six months. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” have not been material.

Goodwill.    Goodwill represents the excess of price and related costs over the value assigned to the net tangible and intangible assets of the business acquired. Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach generally based on projected cash flows. No impairment of goodwill was identified during fiscal years 2006 and 2005. During fiscal year 2004, the Company concluded that due to the planned closure of its German subsidiary in the first quarter of fiscal 2005, the goodwill associated with that entity of $0.5 million was impaired and was written-off.

Long-Lived Assets, Including Other Intangible Assets.    We evaluate our long-lived assets, including other intangible assets and test our long-lived assets and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset group that represents the lowest level for which identifiable cash flows exist. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and is allocated to the long-lived assets of the asset group on a pro rata basis. Fair value is estimated using the discounted cash flow method. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. No impairment of intangible assets was identified during fiscal years 2006, 2005 and 2004. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 6 years.

Advertising Costs.    The Company expenses advertising costs as incurred. Advertising expense was $0.4 million, $0.7 million and $0.7 million for fiscal years 2006, 2005 and 2004, respectively.

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

Equity Investment.    The Company has a carrying value associated with one investment in a privately held company in the amount of $1.4 million and $1.0 million at September 30, 2006 and 2005, respectively. The Company monitors the investment for impairment and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of the privately held company. The Company accounts for its investment under the cost method as defined within Accounting Principles Board Opinion 18 (APB 18) “The Equity Method of Accounting for Investments in Common Stock.” As such, the Company evaluates its investments for factors that indicate a decrease in the carrying value of the investment which is other than temporary and should be recognized.

Stock-Based Compensation.    On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for share-based payment awards made to the Company’s employees and non-employee directors, including stock options and employee stock purchases made pursuant to the Employee Stock Purchase Plan (“ESPP”), based on estimated fair values.

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

Service Accrual.    The Company expenses the costs to provide technical telephone support for certain broadband equipment software customers at the time that the product is shipped.

Use of Estimates.    The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Estimates are used for revenue recognition, allowance for doubtful accounts and sales returns, reserves for excess and obsolete inventory, warranty costs, compensation expense for share-based payment awards, investment impairments, income taxes, service costs, loss contingencies, and intangible assets, among others. The actual results experienced by the Company may differ materially from management’s estimates

Per Share Calculations.    Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares consist of employee stock options, which in aggregate were approximately 7.5 million options outstanding at September 30, 2006, and incremental shares under the employee stock purchase plan.

Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

Years Ended September 30,	2006	2005	2004
Net Loss	(3,591)	(7,133)	(8,809)
Weighted-average shares outstanding	25,748	25,093	23,573
Net Loss per share:
Basic and Diluted	$(0.14)	$(0.28)	$(0.37)

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee stock options and rights to purchase stock under an ESPP be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits, if any, that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Business Segments.    The Company operates two business segments. The Company develops and markets broadband customer premises equipment and remote management software for the management of broadband services and equipment. The Company also develops and provides value-added services for service providers and remote management software for enterprises’ technical support, help-desks and personal computers. Our organization is structured in a functional manner. The President and Chief Executive Officer was identified as the Company’s Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker uses for operational decisions and assessing financial performance. The Company’s Chief Operating Decision Maker manages Netopia based primarily on broad functional categories of: manufacturing costs, sales and marketing, product development and engineering, and administration. For purposes of making operating decisions and assessing financial performance, the Company’s Chief Operating Decision Maker reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by major customer. Operating expenses, assets, and cash flows are not segregated by product group for purposes assessing financial performance.

Foreign Currency Translation.    Assets and liabilities of the Company’s non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at weighted-average exchange rates during the year. Translation adjustments are recorded in other income (loss), net, when the U.S. dollar is the functional currency.

Derivative Instruments—Foreign Currency Forward Contracts.    The Company has entered into foreign currency forward contracts to hedge foreign currency receivables. Forward contracts involve agreements to sell foreign currencies at specific rates at future dates. The Company does not hold or issue derivative financial instruments for speculative trading purposes. These contracts are designed to hedge, or reduce the potential foreign currency losses and gains on foreign currency denominated receivables. The forward contracts are not designated as accounting hedges and the carrying amount of the forward contracts is the fair value, which is determined by obtaining quoted market prices, and recognized as either assets or liabilities. Changes in fair value of forward contracts are recognized in other income (loss), net at the end of each month.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which expresses the views of the SEC regarding the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 provides guidance related to the diversity in practice in quantifying financial statement misstatements, including the effect of prior year errors on current year financial statements. Application of SAB 108 is required for fiscal years ending after November 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company does not believe that the application of SAB 108 will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 clarifies the definition of fair value and the methods used to measure fair value. SFAS 157 requires expanded disclosures about fair value measurements. This statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for the Company in the first quarter of fiscal 2009. The Company does not believe that the adoption of SFAS 157 will have a material impact on our Consolidated Financial Statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company does not believe that the proposed interpretation has had nor will have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for fiscal years beginning after December 15, 2005 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company does not believe that the adoption of SFAS 154 has had nor will have a material impact on our Consolidated Financial Statements.

(3)	Acquisitions

In fiscal year 2004, the Company acquired JadeSail Systems, Inc, as described below. The Company did not complete any acquisitions in fiscal years 2006 or 2005.

In October 2003, the Company acquired JadeSail, a provider of Internet Protocol services management and network equipment provisioning software. JadeSail survived as a wholly owned subsidiary of Netopia and was later merged into Netopia. Netopia has incorporated the JadeSail technology into its Netopia Broadband Server remote management software platform.

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

The allocation of the purchase price was based upon the Company’s estimate of the fair value of the tangible and intangible assets acquired as summarized below:

(in thousands)	Amount
Cash	$42
Accounts payable	(42)
Identified intangible assets:
Developed product technology	246
Goodwill	1,149

Total purchase price	$1,395

Developed product technology is being amortized to expense based on an estimated useful life of 5 years.

(4)	Goodwill and Purchased Intangible Assets

The Company’s goodwill was allocated to the broadband software and services segment. The carrying amount of goodwill was $1,668,000 as of September 30, 2006, 2005 and 2004.

At September 30, 2006, the Company’s purchased intangible assets consisted of developed product technology.

The table below presents details of the Company’s purchased intangible assets.

(in thousands)	Technology	Customer Relationships	Total
Balance, September 30, 2004	$3,432	$584	$4,016
Amortization	(1,200)	(447)	(1,647)

Balance, September 30, 2005	2,232	137	2,369
Amortization	(1,206)	(137)	(1,343)

Balance, September 30, 2006	$1,026	$—	$1,026

Amortization expense related to the Company’s purchased intangible assets totaled $1,343,000, $1,647,000 and $1,604,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. The Company’s purchased intangible assets are estimated to be almost fully amortized by the end of fiscal 2007, with estimated future amortization of $977,000 and $49,000, in fiscal years 2007 and 2008, respectively.

(5)	Inventories

At September 30, 2006 and 2005, inventories consisted of the following:

	September 30,
(in thousands)	2006	2005
Raw materials	$1,327	$1,783
Work-in-process	120	43
Finished goods	4,718	6,892

Balance	$6,165	$8,718

(6)	Property and Equipment

Property and equipment at September 30, 2006 and 2005 is shown in the table below. Depreciation expense totaled $1,518,000, $1,739,000 and $2,400,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

	September 30,
(in thousands)	2006	2005
Computers	$7,408	$7,064
Machinery and equipment	3,725	3,415
Furniture and fixtures	1,717	1,684
Manufacturing tooling	1,508	1,310
Leasehold improvements	436	376

	14,794	13,849
Less: accumulated deprecation	(12,308)	(11,226)

Property and equipment, net	$2,486	$2,623

(7)	Warranty Liability

Warranty liability is recorded as a component of accrued liabilities on the Company’s Consolidated Balance Sheets. For the Company’s broadband equipment products, the Company generally provides a warranty of one to two years. The Company generally does not offer a warranty on its broadband software and services products. The Company accrues for its estimated product warranty costs at the time of shipment. Product warranty costs are estimated based upon the Company’s historical experience.

The following table summarizes the activity related to the product warranty liability (in thousands):

Balance, September 30, 2004	$136
Utilized	(323)
Charges to costs and expenses	497

Balance, September 30, 2005	310
Utilized	(262)
Charges to cost and expenses	214

Balance, September 30, 2006	$262

(8)	Income Taxes

For financial reporting purposes, the Company’s net loss prior to the provision for income taxes included the following:

	Year ended September 30,
(in thousands)	2006	2005	2004
United States	$(3,672)	$(7,209)	$(8,931)
Foreign	130	142	200

Total	$(3,542)	$(7,067)	$(8,731)

Income tax expense related to continuing operations consisted of the following:

	Year ended September 30,
(in thousands)	2006	2005	2004
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	49	66	78

	$49	$66	$78

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% for 2006, 2005 and 2004 to pretax loss as a result of the following:

	Year ended September 30,
(in thousands)	2006	2005	2004
Computed “expected” benefit of 34%	$(1,204)	$(2,403)	$(2,969)
Losses not benefited	—	2,399	2,978
Share-based compensation not benefited	1,786	—	—
Other, change in valuation allowance	(533)	70	69

Provision for (benefit from) income taxes	$49	$66	$78

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Year ended September 30,
(in thousands)	2006	2005	2004
Reserves and accruals	$999	$1,832	$1,805
Research and other credits	7,887	6,932	6,859
Tangible and intangible assets	9,644	8,646	10,513
Net operating losses (NOLs)	42,453	41,736	39,135

	60,983	59,146	58,312
Less: valuation allowance	(60,983)	(59,146)	(58,312)

Deferred tax assets, net	$—	$—	$—

The net change in the total valuation allowance for the years ended September 30, 2006 and 2005 was an increase of $1.8 million and $0.8 million, respectively.

At September 30, 2006, the Company believed that based upon available evidence, there was sufficient uncertainty regarding the ability to realize its deferred tax assets to warrant a full valuation allowance. The factors considered included the relative shorter life cycles in the high technology industry and the uncertainty of longer-term taxable income estimates.

At September 30, 2006, the Company had net operating loss carry-forwards of approximately $117.5 million for federal tax purposes and $50.6 million for state tax purposes. If not earlier utilized, the federal net operating loss carry-forwards will expire in various years from 2018 through 2025 and the state net operating loss carry-forwards will expire in various years from 2018 through 2026.

At September 30, 2006, the Company also had research credit carry-forwards of approximately $4.9 million for federal tax purposes and $4.1 million for state tax purposes. If not earlier utilized, the federal research credit carry-forwards will expire in various years beginning 2006 through 2026. The state research credit carries forward indefinitely until utilized. The Company has California manufacturing credit carry-forwards of approximately $0.2 million, which expire in various years beginning 2006 through 2012.

At September 30, 2006, the Company also had minimum tax credit carry-forwards of approximately $0.1 million for federal tax purposes and $0.2 million for state tax purposes. These credits carry forward until utilized.

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

(9)	Stockholders’ Equity and Stock Option Plans

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

1996 Stock Option Plan.    In April 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) providing for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Incentive stock options may be granted at not less than 100% of the fair market value per share and non-statutory stock options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or the Compensation Committee, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the options must be not less than 110% of the fair market value. Included in the 1996 Plan is a provision for the automatic grant of non-statutory options to non-employee directors of the Company. The current provisions relating to the automatic grant of options to directors are described below. The 1996 Plan has expired, and as of September 30, 2006, no additional shares are available for grant under the 1996 Plan.

2000 Stock Incentive Plan.    In October 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan) providing for issuance of non-statutory options and restricted stock to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. Options and restricted stock awards granted under the 2000 Plan are granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The 2000 Plan is not a stockholder approved stock option plan and is intended to comply with the exception for broadly based option plans in which a majority of the participants are rank and file employees not officers or directors, and a majority of the grants are made to such employees. Only nonqualified stock options that do not qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code may be granted under this Plan. The Board of Directors or the Compensation Committee will determine the exercise price of an option when the option is granted and may be not less than the par value of the shares on the date of grant. Officers and directors will not receive any additional awards under the 2000 Plan. A restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions. The purchase price of shares sold pursuant to a restricted stock award will be determined by the Compensation Committee on the date the restricted stock award is granted and may be not less than the par value of the shares on the date of grant. Restricted stock awards shall be subject to such restrictions as the Board of Directors or the Compensation Committee may impose. As of September 30, 2006, there were no restricted stock awards granted under the 2000 Plan. As of September 30, 2006, there are 881,252 shares authorized but unissued and 321,293 shares available for grant under the 2000 Plan.

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

The initial number of shares of common stock available for issuance under the 2002 Plan was 750,000 shares. The number of shares of common stock available for issuance under the 2002 Plan automatically increases on the first trading day of each calendar year beginning 2003 by an amount equal to four and three-quarter percent (4.75%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, provided, however, that no such automatic annual increase may exceed 1,000,000 shares. 1,000,000, additional shares of common stock became available on January 3, 2006, January 3, 2005, and January 2, 2004, for issuance under the 2002 Plan. As of September 30, 2006, there are approximately 4.1 million shares authorized but unissued and 401,057 shares available for grant under the 2002 Plan.

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

Accounting for Stock-Based Compensation

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

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” No employee stock-based compensation was reflected in net loss for the years ended September 30, 2005 and 2004, because all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

Impact of adoption of SFAS 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Accordingly, during the year ended September 30, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The following table summarizes the classification of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the year ended September 30, 2006, which was allocated as follows:

(in thousands)	Year Ended September 30, 2006
Stock-based compensation expense was included in:
Cost of revenues—broadband equipment	$215

Research and development	2,375
Selling and marketing	1,375
General and administrative	1,988

Stock-based compensation expense included in operating expenses	5,738

Stock-based compensation expense included in net income (loss)	$5,953

The table below reflects basic and diluted net income (loss) per share for the year ended September 30, 2006 compared with the pro forma information for years ended September 30, 2005 and 2004:

	Year Ended September 30,
(in thousands except per share amounts)	2006	2005	2004
Net loss—as reported for the prior period	N/A	$(7,133)	$(8,809)
Stock-based compensation expense related to employee stock options and employee stock purchases	$(5,953)	$(4,949)	$(6,618)

Net loss—including the effect of stock-based compensation expense	$(3,591)	$(12,082)	$(15,427)

Basic and diluted loss per share—as reported for the prior period	N/A	$(0.28)	$(0.37)

Basic and diluted loss per share—including the effect of stock-based compensation	$(0.14)	$(0.48)	$(0.65)

Shares Used in per share calculation	25,748	25,093	23,573

As of October 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to share-based payment awards of $6.8 million before estimated forfeitures. In the Company’s pro forma disclosure prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of October 1, 2006, the Company estimated that the stock based compensation awards not expected to vest was $1.0 million, and therefore, the unrecorded deferred stock-based compensation balance related to share-based payment awards was adjusted to $5.8 million after forfeitures.

During the year ended September 30, 2006, the Company granted 2,494,250 stock options with an estimated total grant-date fair value of $7.2 million. Of this amount, the Company estimated that the stock-based compensation for awards not expected to vest was $1.7 million.

As of September 30, 2006, the amount of stock based compensation capitalized as inventory was $3,000. The Company elected not to capitalize any stock-based compensation to inventory at October 1, 2005 when the provisions of SFAS 123(R) were initially adopted.

Stock Option Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following estimates:

	Year Ended September 30,
	2006	2005	2004
Expected life (in years)	3.1	3.7	3.3
Expected volatility	219%	350%	345%
Risk-free interest rate	4.51%	3.63%	2.89%
Expected dividend yield	—	—

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

As of September 30, 2006, the weighted-average remaining contractual terms of options outstanding and currently exercisable are 7.04 and 5.90 years, respectively.

The fair value, based upon the Black-Scholes option valuation model, of the options granted during fiscal years 2006, 2005 and 2004 were $2.91, $3.15 and $6.73, respectively.

The following table summarizes activity under the Company’s stock option plans:

Stock options	Shares under option	Weighted average exercise price per share
Outstanding as of September 30, 2003	7,633,740	4.24
Options granted	577,500	7.34
Options exercised	(1,784,347)	4.02
Options cancelled	(455,783)	11.95

Outstanding as of September 30, 2004	5,971,110	4.59
Options granted	1,359,000	3.15
Options exercised	(268,277)	2.36
Options cancelled	(1,351,977)	4.68

Outstanding as of September 30, 2005	5,709,856	4.33
Options granted	2,495,625	3.50
Options exercised	(344,310)	2.77
Options cancelled	(347,429)	3.80

Outstanding as of September 30, 2006	7,513,742	$4.15

Exercisable	4,754,974	$4.46

As of September 30, 2006, the aggregate intrinsic value of stock options outstanding, and exercisable was $13.3 million and $7.7 million, respectively. For years ended September 30, 2006, 2005 and 2004, the intrinsic value of options exercised was $0.5 million, $0.3 million, and $17.8 million, respectively.

The following table summarizes information with respect to the Company’s stock options outstanding at September 30, 2006:

			Options outstanding			Options exercisable
Range of exercise prices			Number outstanding as of September 30, 2006	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable as of September 30, 2006	Weighted- average exercise price
$ 1.20	–	$ 2.65	991,926	7.67	$2.12	651,782	$1.87
2.75	–	3.27	500,624	8.37	2.97	236,265	3.05
3.30	–	3.30	1,311,091	9.33	3.30	304,594	3.30
3.33	–	3.60	883,988	7.34	3.52	552,749	3.52
3.61	–	3.70	278,458	5.35	3.70	278,458	3.70
3.80	–	3.80	775,000	6.68	3.80	629,689	3.80
3.84	–	4.38	772,062	5.31	4.16	658,562	4.14
4.50	–	5.55	1,249,688	6.57	5.12	758,754	5.40
5.62	–	44.25	738,505	4.55	8.07	671,721	8.16
48.00	–	48.00	12,400	3.34	48.00	12,400	48.00

$ 1.20		$48.00	7,513,742	7.04	$4.15	4,754,974	$4.46

Employee Stock Purchase Plans

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

No shares were issued under the 1996 plan in fiscal 2006. Shares issued under the 1996 Purchase Plan totaled 261,651 in fiscal year 2005, and 1,141,324 in fiscal year 2004.

2005 Employee Stock Purchase Plan.    The Board of Directors adopted the 2005 Employee Stock Purchase Plan (the 2005 Purchase Plan) effective as of January 2005. The Company’s stockholders approved the 2005 Purchase Plan at the annual stockholder meeting in March 2005. The 2005 Purchase Plan supersedes and replaces the 1996 Purchase Plan. A total of 1,225,000 shares of common stock have been approved for issuance under the 2005 Purchase Plan. Employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Shares issued under the 2005 Purchase Plan totaled 501,693 and 180,981 in fiscal year 2006 and 2005, respectively. As of September 30, 2006, 542,326 shares were reserved for issuance under the 2005 Purchase Plan.

In the fourth fiscal quarter ended September 30, 2006, the Company recorded stock-based compensation expense related to the 2005 Purchase Plan over multiple requisite service periods ranging from six months to two years. In the first nine months of the fiscal year ended September 30, 2006, the Company recorded stock-based compensation expense related to the 2005 Purchase Plan on a straight-line basis over a two year requisite service period. In changing to requisite service periods ranging from six months to two years in the fourth fiscal quarter, the Company recorded addition stock-based compensation expense of $276,000, associated with earlier quarters of the fiscal year. See note 16 for further information on the quarterly impact of stock based compensation.

The weighted average estimated fair value of shares issued under the employee stock purchase plan was $2.55 per share during fiscal 2006, $3.32 per share during fiscal 2005 and $2.36 per share during fiscal 2004.

The value of rights to purchase shares under the plan was estimated at the date of grant using the following weighted average assumptions:

	Year Ended September 30,
	2006	2005	2004
Expected life (in years)	0.5 to 2	2	2
Expected volatility	52% – 92%	217%	151%
Risk-free interest rate	4.18 – 4.83%	3.61%	2.89%
Expected dividend yield	—	—	—

Valuation Assumptions

Pursuant to the guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107, the Company uses historical volatility as an estimate of expected volatility for purposes of calculating stock-based compensation expense using the Black-Scholes model. During fiscal year 2006, the Company changed its assumption of historical volatility from 10 years to a range of 6 months to 2 years as a better estimate of expected volatility for the valuation of stock-based compensation related to the Company’s ESPP.

(10)	Commitments and Contingencies

Operating Lease Commitments.    The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year:

	Year ended September 30,
(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Property lease obligations	$1,373	$1,078	$467	$337	$34	$82	$3,371

Total rental expense for all operating leases amounted to $1.4 million, $1.2 million and $1.4 million for fiscal years 2006, 2005 and 2004, respectively.

Purchase Commitments with Outsourcing Manufacturers and Suppliers.    The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procure component inventory on our behalf based on our production orders. The Company is obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancellation is given within applicable lead times. These commitments are reflected in our financial statements as a liability once goods or services have been received or payments related to the obligations become due. At September 30, 2006, purchase commitments totaled $24.4 million.

Litigation.    On December 3, 2004, the United States District Court for the Northern District of California issued an order consolidating previously filed class action cases under the name In re Netopia, Inc. Securities Litigation, and appointing lead plaintiffs and plaintiffs’ counsel. On June 29, 2005, the lead plaintiffs filed their consolidated amended complaint. On June 19, 2006, the Court granted plaintiffs’ motion to certify the class of shareholders who purchased our stock between November 6, 2003 through August 16, 2004. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based on allegations that during the class period, we made false and misleading statements or failed to disclose material facts, and that the market price of our common stock was artificially inflated as a result of such alleged conduct. We believe that we have strong defenses to the claims asserted in the consolidated amended complaint. In December 2006, we reached a proposed settlement in principle of this litigation contingent upon a number of factors, including the closing of the acquisition by Motorola and the entering into of a binding agreement regarding the settlement. There can be no assurance that the settlement in principle will become a binding agreement and that all other contingencies to the settlement will be satisfied.

In August 2004, the first of five purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the alleged misstatements described above in connection with the purported class action described above. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. We have reached a settlement of this action, subject to court approval. The terms of the settlement do not require a material payment by us to the derivative plaintiffs.

On October 29, 2004, we were advised by the United States Securities and Exchange Commission (“SEC”) that an informal inquiry previously commenced by the SEC had become the subject of a formal order of investigation. This investigation was to determine whether the federal securities laws have been violated. We cooperated fully with the informal inquiry, and we have been cooperating fully with the formal investigation. On March 29, 2006, we entered into a consent decree with the SEC resolving the investigation into our disclosures and accounting practices, primarily related to our restatement of financial statements for the fiscal years ended September 30, 2003 and 2002. Without admitting or denying any wrongdoing, we consented to the entry of an order with respect to violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder.

On March 29, 2006, Alan B. Lefkof, our President and Chief Executive Officer, without admitting or denying any wrongdoing, settled with the SEC and consented to the entry of an order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933, as amended, and Rule 13b2-1 promulgated under the Exchange Act, and aiding and abetting our violations of Sections 13(a) and 13(b)(2)(A)-(B) of the Exchange Act, and Rules 12b-20 and 13a-11 promulgated thereunder, in connection with a Report on Form 8-K and exhibit furnished to the SEC on July 6, 2004.

In April 2005, we learned that the United States Attorney for the Northern District of California has opened an investigation following a referral by the SEC. We do not know the scope or focus of the investigation.

In January 2005, we were notified by the Occupational Health and Safety Administration (“OSHA”) that we were named in an administrative complaint filed by two former employees alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. § 1514A, also known as the Sarbanes-Oxley Act. The former employees alleged that we terminated them in retaliation for their participation in the internal accounting review conducted by the audit committee in 2004. On May 11, 2005, following its investigation, OSHA advised us that the complaint was determined to have no merit. On August 31, 2005, the two former employees refiled these claims in the United States District Court for the Northern District of Texas in an action entitled Frankl v. Netopia et al. The complaint names the Company and certain current and former officers and directors as defendants. The individual defendants have filed a motion to dismiss based on lack of personal jurisdiction. We believe that our defenses to this action are strong and intend to defend it vigorously. We currently cannot estimate the extent of the potential damages in this dispute.

Defending against the government investigations, the private securities class action, the derivative actions and other litigation matters described above has required significant attention and resources of management and, regardless of the outcome, has and may further result in significant legal expense. If our defenses ultimately are unsuccessful, or if the settlements reached do not become effective, we could be liable for large damage awards that could seriously harm our business and results of operation. While we have provided notice of the government investigations and the litigation matters described above to our directors and officers liability insurance carriers, the insurance carriers have raised certain coverage issues and to date have not reimbursed us for all legal expenses incurred, and may not agree that they are responsible to pay any damages that ultimately could be awarded to the plaintiffs. Furthermore, we have only a limited amount of insurance, and even if our insurers agree to make payments under the policies, the legal expenses and damage awards or settlements may be greater than the amount of insurance, and we would in all cases be liable for any amounts in excess of our insurance policy limits.

In addition to the lawsuits described above, from time to time we are involved in other litigation or disputes that are incidental to the conduct of our business. We are not party to any such other incidental litigation or dispute that in our opinion is likely to seriously harm our business.

Legal fees are expensed as incurred.

(11)	Segment, Geographic and Major Customer Information

The Company develops and markets broadband customer premises equipment and remote management software for the management of broadband services and equipment. The Company also develops and provides value-added services for service providers and remote management software for enterprises’ technical support, help-desks and personal computers. Our organization is structured in a functional manner. The President and Chief Executive Officer was identified as the Company’s Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker uses for operational decisions and assessing financial performance. The Company’s Chief Operating Decision Maker manages Netopia based primarily on broad functional categories of manufacturing costs, sales and marketing, product development and engineering, administrative. For purposes of making operating decisions and assessing financial performance, the Company’s Chief Operating Decision Maker reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and gross margins by product group as well as revenues by geographic region and by major customer. Operating expenses, assets, and cash flows are not segregated by product group for purposes assessing financial performance.

The Company generates revenues from two primary groups, (i) broadband equipment and (ii) broadband software and services. Financial information regarding the operating segments was as follows:

	Year ended September 30,
	2006			2005			2004
(in thousands)	Broadband Equipment	Broadband Software and Services	Total	Broadband Equipment	Broadband Software and Services	Total	Broadband Equipment	Broadband Software and Services	Total
Revenues	$98,460	$14,804	$113,264	$94,447	$11,370	$105,817	$85,702	$15,633	$101,335
Cost of revenues	68,868	3,143	72,011	70,692	1,657	72,349	64,403	1,040	65,443

Gross profit	$29,592	$11,661	41,253	$23,755	$9,713	33,468	$21,299	$14,593	35,892
Gross margin %	30%	79%	36%	25%	85%	32%	25%	93%	35%
Unallocated operating expenses			46,819			40,894			44,847

Operating loss			$(5,566)			$(7,426)			$(8,955)

Geographic Information.

The Company sells most of its products through its field sales organization, with a small portion of sales through distributors and resellers. Most of the Company’s sales are to telecommunications carriers and service providers in the United States and Europe through our field sales force. Our field sales force is geographically disbursed within the United States and Europe and we have a sales office in Paris, France. Most of our sales in Europe are to customers in Switzerland and Ireland. In the fourth quarter of fiscal year 2006, we opened a sales office in Singapore.

Sales outside of the United States are primarily export sales denominated in United States dollars, Euros and Swiss francs. Information regarding the Company’s revenues by geographic region follows:

	Year ended September 30,						Increase (decrease) from prior year
(in thousands)	2006		2005		2004		2006	2005
Europe	$42,846	38%	$35,186	33%	$36,972	36%	22%	(5)%
Other international	2,135	2%	2,809	3%	3,121	3%	(24)%	(10)%

Total international revenues	44,981	40%	37,995	36%	40,093	39%	18%	(5)%
United States	68,283	60%	67,822	64%	61,242	61%	1%	11%

Total revenues	$113,264	100%	$105,817	100%	$101,335	100%	7%	4%

The Company has no material operating assets outside the United States.

Customer Information.

Our largest customers are telecommunication carriers and internet service providers. The customers that accounted for 10% or more of our revenues in each fiscal year of the three years reported, are shown in the table below:

(in thousands & percent of revenues)	Year ended September 30, 2006
BellSouth	$25,065	22%
Swisscom	22,658	20%

(in thousands & percent of revenues)	Year ended September 30, 2005
BellSouth	$21,206	20%
Swisscom	18,535	18%
eircom	10,576	10%

(in thousands & percent of revenues)	Year ended September 30, 2004
Swisscom	$19,031	19%
AT&T	10,348	10%
BellSouth	10,111	10%

The following tables sets forth 2006 and 2005 customer balances accounting for 10% or more of accounts receivable along with such data expressed as a percentage of total accounts receivable:

(in thousands)	September 30, 2006
Swisscom	$5,777	29%
BellSouth	3,668	18%
AT&T	2,239	11%

(in thousands)	September 30, 2005
Swisscom	$3,326	21%
BellSouth	2,612	16%
eircom	1,682	10%

(12)	Long-term Investments and Gain on Equity Investment

In fiscal year 2006, Netifice Communications, Inc. (Netifice) purchased MegaPath, Inc, with a combination of cash and preferred stock. Netopia had an equity investment in MegaPath. Netopia received $734,000 cash and 1.7 million shares of Netifice preferred stock with a fair value of $1.4 million in exchange for its investment in MegaPath, and recognized a $1.1 million gain on the exchange. In recording the gain on the exchange, Netopia treated the exchange as a sale in accordance with Statement of Financial Accounting Standards 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125.”

As of September 30, 2006, the Company continued to hold the Netifice preferred stock with a carry value of $1.4 million. Following the purchase, Netifice changed its name to MegaPath, Inc., and the combined company markets IP managed data, voice and security services to business enterprises.

Netopia’s sales to the combined companies (Netifice and MegaPath) were $2.6 million, $1.2 million, and $2.6 million, in fiscal years 2006, 2005, and 2004, respectively.

(13)	Restructuring Costs

During the year ended September 30, 2005, the Company recorded a restructuring charge of $40,000, primarily consisting of employee termination costs, wind down costs associated with the closure of a sales office in the Netherlands and additional wind down costs associated with the closure of the software research and development facility in Germany in the quarter ended September 30, 2004.

During the year ended September 30, 2004, the Company recorded a restructuring charge of approximately $500,000, primarily consisting of employee termination costs and wind down costs associated with the closure of the German facility.

The restructuring accrual activity is summarized below:

(in thousands)	Severance and Related Charges	Facilities	Fixed Asset Write-off	Totals
Accrued liabilities at September 30, 2003	$15		$—	$15
Restructuring charges	458	27	49	534
Amount paid	—	—	—	—
Non-cash charges	—	—	(49)	(49)

Accrued liabilities at September 30, 2004	473	27	—	500
Restructuring charges	40	—	—	40
Amount paid	(513)	(27)	—	(540)
Non-cash charges	—	—	—	—

Accrued liabilities at September 30, 2005	$—	$—	$—	$—

(14)	Credit Facility

Under the Company’s amended credit facility agreement with Silicon Valley Bank, the credit limit is $10 million, the interest rate is Silicon Valley Bank’s prime rate, and the term or maturity date is June 27, 2007. The amended credit facility contains financial covenants related to liquidity and net worth as well as other nonfinancial covenants. Covenants require that the Company maintain an adjusted quick ratio (described below) of 1.25 and the credit facility will be subject to formula based credit limits if the adjusted quick ratio falls below 1.50. Covenants in an amendment effective September 30, 2005 required the Company to maintain a minimum tangible net worth of $24 million at September 30, 2006 and thereafter, unless reset. The facility is secured by substantially all of the assets of the Company. The adjusted quick ratio is the ratio of (i) the Company’s unrestricted cash, cash equivalents and investments maintained at Silicon Valley Bank plus net receivables to (ii) the Company’s current liabilities plus the outstanding principal amount of any borrowings under the facility less deferred revenues. The Company may borrow under the credit facility in order to finance working capital requirements for new products and customers, and otherwise for general corporate purposes in the normal course of business. As of September 30, 2006, the Company was in compliance with the covenants, had access to approximately $8.8 million of the credit facility and had no outstanding borrowings. The Company has approximately $851,000 of outstanding letters of credit and $300,000 of cash management reserves that reduce the amount of available credit on the credit facility to $8.8 million.

During the quarter ended June 30, 2006, the Company entered into a contractual agreement with a wireless telecommunications service provider in Germany for delivery and implementation of an NBBS solution for the remote management of customer premise equipment with a contractual period from 2006 through 2010. This agreement includes network equipment and services. Under the terms of the agreement, the Company was required to deliver a performance bond as a guarantee that the Company will fulfill its contractual obligations in accordance with the terms of the agreement. During the quarter ended June 30, 2006, the Company issued a performance bond in the form of an irrevocable standby letter of credit for the fulfillment of contractual obligations. This letter of credit will expire on June 29, 2007 (expiration date). This letter of credit shall be automatically extended without amendment for a period of one year from the expiration date or any automatically extended expiration date not to be extended beyond June 30, 2012. This outstanding letter of credit is included within the $851,000 of outstanding letters of credit that reduced the available amount of credit on the Company’s credit facility as of September 30, 2006.

(15)	Other Income (Loss), Net

Other income (loss), net consists of interest income the Company earns on its cash, cash equivalents and short-term investments, interest expense related to the Company’s borrowing under its credit facility, and realized and unrealized gains and losses on foreign currency transactions. The following table summarizes the Company’s other income (loss), net:

	Year ended September 30,
(in thousands)	2006	2005	2004
Interest income	$982	$519	$199
Interest expense	(48)	(25)	(34)
Other income (expense)	11	(135)	59

Total other income (loss), net	$945	$359	$224

(16)	Quarterly Financial Information

The following table sets forth certain unaudited quarterly results of operations data for the twelve quarters ended September 30, 2006. This data has been derived from our unaudited interim Consolidated Financial Statements, as previously reported and that, in our opinion, include all adjustments necessary for a fair presentation of such information. When reading this information, you also should read Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K.

	(Unaudited) Quarter Ended
(in thousands, except per share amounts; amounts are as previously reported)	Sept. 30	June 30	Mar. 31	Dec. 31	Total
Fiscal year 2006
Revenues	$31,003	$30,487	$27,876	$23,898	$113,264
Gross profit	10,377	10,708	11,609	8,559	41,253
Net Income (Loss)(a)	(1,537)	(156)	594	(2,492)	(3,591)
Basic and diluted net income (loss) per common share	(0.06)	(0.01)	0.02	(0.10)	(0.14)

Fiscal year 2005
Revenues	$23,447	$27,829	$25,223	$29,318	$105,817
Gross profit	8,044	8,385	8,232	8,807	33,468
Business restructuring	(58)	—	98	—	40
Net loss	(1,348)	(2,312)	(1,832)	(1,641)	(7,133)
Basic and diluted net loss per common share	(0.05)	(0.09)	(0.07)	(0.07)	(0.28)

Fiscal year 2004
Revenues	$25,835	$25,434	$21,757	$28,309	$101,335
Gross profit	7,778	8,110	8,653	11,351	35,892
Business restructuring	534	—	—	—	534
Goodwill impairment	465	—	—	—	465
Net loss	(6,085)	(2,276)	(1,612)	1,164	(8,809)
Basic net income (loss) per common share	(0.25)	(0.09)	(0.07)	0.05	(0.37)
Diluted net income (loss) per common share	(0.25)	(0.09)	(0.07)	0.04	(0.37)

(a)	Net income (loss) for fiscal year 2006 includes stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) of approximately $6 million related to employee stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options and employee stock purchases under Statement of Financial Accounting Standards No, 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prior to fiscal year 2006 because the Company did not adopt the recognition provisions of SFAS 123. The following table summarizes the stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the quarters and year ended September 30, 2006:

	(Unaudited) Quarter Ended
(in thousands; amounts are as previously reported)	Sept. 30	June 30	Mar. 31	Dec. 31	Total
Fiscal year 2006
Stock-based compensation expense included in net income (loss)	1,968	1,443	1,328	1,214	5,953

In the fourth fiscal quarter 2006, the Company recorded additional stock-based compensation expense of $276,000, which related to earlier quarters as follows: $46,000, $86,000, and $144,000 to the third, second and first quarter of the fiscal year ended September 30, 2006, respectively. See note 9 to the Consolidated Financial Statements.

(17)	Schedule—Valuation and Qualifying Accounts

	Allowance for
(in thousands)	Doubtful Accounts	Returns
Balance, September 30, 2003	$124	$66
Charges to expense	111	336
Deductions	(151)	(258)

Balance, September 30, 2004	84	144
Charges to expense	72	308
Deductions	(87)	(377)

Balance, September 30, 2005	69	75
Charges to expense	2	374
Deductions	(31)	(347)

Balance, September 30, 2006	$40	$102

(in thousands)	Reserve for Excess and Obsolete Inventory
Balance, September 30, 2003	$1,031
Charges to expense	1,008
Deductions	(247)

Balance, September 30, 2004	1,792
Charges to expense	275
Deductions	(299)

Balance, September 30, 2005	1,768
Charges to expense	163
Deductions	(1,697)

Balance, September 30, 2006	$234

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on its assessment using those criteria, our management concluded that, as of September 30, 2006, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report that appears under “Item 8. Financial Statements and Supplementary Data”.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

See the information set forth in Part I, Item 4A with respect to our executive officers. Our directors, and their ages as of December 14, 2006 are as follows:

Name	Age	First became a Director	Positions and Offices Held with the Company
Alan B. Lefkof	53	August 1991	Director, President and Chief Executive Officer (1)(2)
Harold S. Wills	64	April 2001	Chairman of the Board of Directors (3)(4)(5)
J. Francois Crepin	60	November 2005	Director (2)(5)
Reese M. Jones	47	March 1987	Director (2)
Robert Lee	58	November 2001	Director (3)(4)
Howard T. Slayen	59	April 2003	Director (3)

(1)	Member of the Stock Option Committee
(2)	Member of the Technology Strategy Committee
(3)	Member of the Audit Committee
(4)	Member of the Nominating Committee
(5)	Member of the Compensation Committee

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

Harold S. Wills.    Mr. Wills has been a director of Netopia since April 2001, and was elected Chairman of the Board in October 2004. Mr. Wills is an independent business consultant. From November 2001 through July 2005, he served in various executive capacities at InPhonic, Inc., an online provider of wireless services and devices, most recently as president of its international operations. From April 1996 through October 2000, Mr. Wills served in various executive capacities at PSINet, Inc., most recently as Director, President and Chief Operating Officer. Mr. Wills has also held senior management positions with Granada Group PLC, Xerox and IBM. Mr. Wills received a Master of Science in Business from Columbia University in 1974.

J. Francois Crepin.    Mr. Crepin has been a director of Netopia since November 2005. Mr. Crepin is President and CEO, and Co-Founder of Akros Silicon Inc. Founded in January 2005, Akros Silicon Inc. is a venture capital-backed fabless semiconductor company located in Folsom, California. From March 1999 through October 2004, Mr. Crepin served as President, Chief Operating Officer and Director of Metalink Ltd. Mr. Crepin previously held executive positions at Level One Communications Inc., as well as positions at LSI Logic and National Semiconductor. Mr. Crepin received a B.Sc. in Mathematics from Grenoble University in 1968 and a M.B.A. from the University of Paris in 1974.

Reese M. Jones.    Mr. Jones, founder of Netopia, served as Chief Executive Officer from March 1987 through October 1994, and Chairman of the Board of Directors from March 1987 through October 2004. Mr. Jones is a private venture investor and business advisor who currently serves on the Board of Directors of a number of privately held entities. Mr. Jones was appointed as Fellow for Entrepreneurship & Innovation by the Lester Center at the Haas Business School of the University of California at Berkeley in 1999. Mr. Jones received a B.A. in biophysics from the University of California at Berkeley in 1982.

Robert Lee.    Mr. Lee has been a director of Netopia since November 2001. Having retired after a 26 year career at Pacific Bell, now part of AT&T Inc., Mr. Lee is a private investor and business consultant who currently serves on the Board of Directors of Blue Shield of California, BroadVision, Inc. and Web.com, Inc. as well as a number of privately held companies and non-profit organizations. From 1972 to 1998, Mr. Lee served in various executive capacities at Pacific Bell, most recently as a corporate Executive Vice President and President of Business Communications. Mr. Lee received a B.S. in electrical engineering from University of Southern California in 1970 and a M.B.A. from University of California at Berkeley in 1972.

Howard T. Slayen.    Mr. Slayen has been a director of Netopia since April 2003. Mr. Slayen served as a corporate finance partner in the San Francisco and San Jose, California offices of PricewaterhouseCoopers until his retirement in 1999. During his career at PricewaterhouseCoopers, Mr. Slayen also served as partner in charge of the Financial Advisory Services practice for the Western United States and as tax partner in charge for the San Francisco, San Jose, and Houston, Texas offices of the legacy firm of Coopers & Lybrand. A private investor and business consultant after his retirement, Mr. Slayen currently serves on the Board of Directors of Lantronix, Inc., and a number of privately held companies. Mr. Slayen received a B.A. in economics and accounting from Claremont McKenna College in 1968 and a J.D. from Boalt Hall School of Law, University of California at Berkeley, in 1971.

Board Meetings

During the fiscal year ended September 30, 2006, the Board held seven meetings and acted by written consent in lieu of a meeting on one occasion. No director listed above who served on the Board in fiscal year 2006 attended fewer than 75% of the meetings of the Board and any committee on which he served. The Board has determined that with the exception of Mr. Lefkof, each of the current directors is “independent” as defined in the applicable Nasdaq Capital Market listing standards. The Board has an Audit Committee, Compensation Committee, Nominating Committee, Stock Option Committee, and Technology Advisory Committee.

Audit Committee

During the fiscal year ended September 30, 2006, the Audit Committee of the Board of Directors (the “Audit Committee”) held eight meetings and did not act by written consent in lieu of a meeting on any occasion. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent auditors, the scope of the independent auditors’ service and annual audit fees to be paid to the Company’s independent auditors, the performance of the Company’s independent auditors and the accounting practices of the Company. The chair of the Audit Committee is Mr. Slayen, and the other members of the Audit Committee are Messrs. Lee and Wills. The Board of Directors has determined that each member of the Audit Committee is independent as described in applicable Nasdaq listing standards. The Board of Directors has also determined that Mr. Slayen is an “audit committee financial expert” as described in applicable rules and regulations of the Securities and Exchange Commission. A copy of the Audit Committee’s charter is publicly available on the Corporate Governance section of the Company’s website at http://www.netopia.com.

Compensation Committee

During the fiscal year ended September 30, 2006, the Compensation Committee acted by written consent seven times. The Compensation Committee sets salaries and other compensation arrangements for officers and other key employees of the Company, administers the Company’s stock option, stock purchase and stock bonus plans, and advises the Board on general aspects of the Company’s compensation and benefit policies. For additional information concerning the Compensation Committee, see “Report of the Compensation Committee on Executive Compensation,” “Executive Compensation and Other Matters” and “Compensation Committee Interlocks and Insider Participation.” The members of the Compensation Committee during the 2006 fiscal year were Messrs. Crepin and Wills.

Stock Option Committee

During the fiscal year ended September 30, 2006, the Stock Option Committee acted by written consent six times. The Board has delegated to the Stock Option Committee the authority to approve the grant to non-officer employees and other individuals of stock options in amounts less than 10,000 shares. The sole member of the Stock Option Committee during the 2006 fiscal year was Mr. Lefkof.

Nominating Committee and Stockholder Director Nominations

During the fiscal year ended September 30, 2006, the Nominating Committee of the Board of Directors (the “Nominating Committee”) did not meet or act by written consent on any occasion. The Nominating Committee recommends nominees for the Board. The Nominating Committee will consider nominees recommended by stockholders for election as directors, but has not adopted formal procedures to be followed by stockholders in submitting such recommendations. The members of the Nominating Committee during the 2006 fiscal year were Messrs. Lee and Wills.

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

Technology Strategy Committee

During the fiscal year ended September 30, 2006, the Technology Strategy Committee met one time. The Technology Strategy Committee evaluates the prospective applicability and market opportunities of new technologies related to Netopia’s business. Mr. Jones serves as Chairman of the Technology Strategy Committee, and Messrs. Crepin and Lefkof also serve on this committee.

Compensation of Directors

Until January 1, 2005, except for grants of stock options, members of the Company’s Board of Directors did not receive compensation for their services as directors, other than reimbursement of any actual travel and living expenses incurred in connection with attending meetings of the Board of Directors and meetings of the Audit Committee. Effective January 1, 2005, non-employee directors receive an annual retainer as follows: Chairman of the Board, $25,000; Chairman of the Audit Committee, $20,000; other Directors, $15,000. The retainer is paid in four equal installments payable at the end of each calendar quarter. Directors also are reimbursed for any actual travel and living expenses incurred in connection with attending meetings of the Board of Directors and its committees.

Directors of the Company are eligible to receive options under the Company’s 2002 Equity Incentive Plan. The Automatic Option Grant Program that is part of the 2002 Equity Incentive Plan provides for the grant of an option to purchase 50,000 shares of Common Stock upon a non-employee director’s initial election or appointment to the Board. The Automatic Option Grant Program also provides for the grant on the date of each Annual Stockholder Meeting of (a) an option to purchase 15,000 shares of Common Stock to each non-employee director and (b) an additional option to purchase 5,000 shares of Common Stock to each non-employee director who is a member of the Audit Committee. All grants under the Automatic Option Grant Program have exercise prices equal to the fair market value of the underlying stock on the date of grant.

During the fiscal year ended September 30, 2006, Messrs. Jones and Crepin each received options to purchase 15,000 shares of Common Stock under the Automatic Option Grant Program of the 2002 Equity Incentive Plan on January 31, 2006, the date of the 2006 Annual Stockholder Meeting. As members of the Audit Committee, Messrs. Lee, Slayen and Wills each received options to purchase 20,000 shares of Common Stock under the Automatic Option Grant Program of the 2002 Equity Incentive Plan on January 31, 2006, the date of the 2006 annual stockholder meeting. Mr. Crepin received options to purchase 50,000 shares of Common Stock under the Automatic Option Grant Program of the 1996 Stock Option Plan on November 15, 2005, the date Mr. Crepin was appointed to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on the Company’s review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company’s executive officers, directors and more than 10% stockholders were complied with during fiscal 2006.

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

The following Summary Compensation Table sets forth the compensation earned for fiscal years 2006, 2005 and 2004 for services rendered in all capacities to the Company and its subsidiaries by the Company’s Chief Executive Officer and the four other most highly compensated officers who were serving as executive officers as of September 30, 2006 (collectively, the “Named Officers”).

Summary Compensation Table

	Fiscal Year	Annual Compensation (1)				Long-Term Compensation Awards
Name and Principal Position(2)		Salary($) (1)		Bonus($)		Securities Underlying Options(#)
Alan B. Lefkof President and Chief Executive Officer	2006 2005 2004	350,000 340,000 332,350		213,177 0 0	(2)	300,000 0 0

Charles Constanti Vice President and Chief Financial Officer	2006 2005	230,000 105,417	(3)	73,089 20,000	(2) (2)	20,000 200,000

Brooke A. Hauch Senior Vice President, Professional Services	2006 2005 2004	220,255 205,500 201,625		73,089 20,000 0	(2) (2)	60,000 0 0

David A. Kadish Senior Vice President, General Counsel and Secretary	2006 2005 2004	238,125 225,000 218,150	(4)	73,089 0 0	(2)	10,000 0 0

Raymond J. Smets Senior Vice President, Sales and Marketing	2006	179,000	(5)	159,657	(2)(5)(6)	250,000

(1)	Includes amounts deferred under the Company’s 401(k) Plan. For certain Named Officers, excludes car allowances and amounts paid for tax services and disability insurance, which in the aggregate for each Named Officer were less than 10% of salary plus bonus.
(2)	Bonus payment was paid in the subsequent fiscal year.
(3)	Mr. Constanti’s employment commenced on April 18, 2005.
(4)	Does not include salary earned in the total amount of €18,583 for services beginning February 16, 2006 as co-gerant of Netopia SARL, a wholly owned subsidiary of the Company.
(5)	Mr. Smet’s employment commenced on January 3, 2006.
(6)	Includes commissions earned in the amount of $86,568 for fiscal year 2006.

Option Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to each of the Named Officers in the fiscal year ended September 30, 2006. In accordance with the rules of the United States Securities and Exchange Commission, the table sets forth the hypothetical gains or “option spreads” that would exist for such option grant at the end of their respective ten-year terms. Except for such stock option grant, no stock options or stock appreciation rights were granted to any of the Named Officers during the fiscal year ended September 30, 2006.

	Number of securities underlying options granted		Individual grants			Potential realizable value at assumed annual rates of stock price appreciation for option term (3)
			% of total options granted to employees in fiscal year 2006 (1)	Exercise price per share (2)	Expiration Date

Name						5%	10%
Alan B. Lefkof	300,000	(4)	12.03%	$2.65	12/09/15	$499,971	$1,267,025
Charles Constanti	20,000	(5)	0.8%	$3.30	1/31/16	$41,507	$105,187
Brooke A. Hauch	60,000	(5)	2.41%	$3.30	1/31/16	$124,521	$315,561
David A. Kadish	10,000	(5)	0.4%	$3.30	1/31/16	$20,754	$52,594
Raymond J. Smets	250,000	(6)	10.02%	$3.30	1/31/16	$518,838	$1,314,838

(1)	Based on options to acquire an aggregate of 2,494,250 shares of Common Stock granted in the fiscal year ended September 30, 2006.
(2)	Stock options are granted with an exercise price equal to the fair market value of the Common Stock on the date of grant. The exercise price may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date.
(3)	The potential realizable value is calculated based on the term of the option at its date of grant. It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rates, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the United States Securities and Exchange Commission. Actual gains, if any, on option exercises are dependent on the future performance of the Common Stock and overall market conditions. There can be no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from option grants made to the executive officers.
(4)	8.33% of these options became exercisable on December 31, 2006, and the remaining options become exercisable in monthly installments on the last day of the next thirty three months.
(5)	These options become exercisable in quarterly installments over four years, beginning from the date of grant, provided that an additional 25% of the options shall become exercisable on the first anniversary of the date of grant in the event that the Company achieves specified target financial results. In such circumstance, the remaining 50% of the options shall become exercisable in quarterly installments over the next two years.
(6)	These options become exercisable in quarterly installments over four years, beginning from January 3, 2006.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning option holdings as of September 30, 2006 with respect to each of the Named Officers. No options were exercised by the Named Officers during the fiscal year ended September 30, 2006. No stock appreciation rights were outstanding as of September 30, 2006.

	Number of Securities Underlying Unexercised Options at September 30, 2006		Value of Unexercised In-the-Money Options at September 30, 2006 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Alan B. Lefkof	826,133	246,867	$1,040,800	$676,820
Charles Constanti	67,501	152,499	$143,427	$324,773
Brooke A. Hauch	254,351	63,748	$349,954	$137,883
David A. Kadish	381,150	45,000	$457,802	$85,200
Raymond J. Smets	62,500	187,500	$144,375	$433,125

(1)	Based on $5.61 per share, which was the fair market value per share of the Company’s Common Stock at September 30, 2006, less the exercise price payable for such shares.

Employment Contracts, Termination of Employment and Change in Control Arrangements

The Compensation Committee, as plan administrator of all of our existing equity compensation plans as of September 30, 2006, has the authority to provide for accelerated vesting of the shares of Common Stock subject to outstanding options held by the Named Officers and any other executive officer in connection with certain changes in control of the Company or the subsequent termination of the officer’s employment following the change in control event.

On December 9, 2005, the Company and Alan B. Lefkof entered into an Employment Agreement (the “Employment Agreement”). The Board of Directors approved the Employment Agreement on December 8, 2005 following the recommendation of the Compensation Committee of the Board of Directors. Set forth below is a brief description of the material terms and conditions of the Employment Agreement.

Under the terms of the Employment Agreement, the Company has agreed to continue to employ Mr. Lefkof as its President and Chief Executive Officer. Mr. Lefkof also will continue to serve as a member of the Company’s Board of Directors. The initial term of the Employment Agreement is for a three-year period that commenced as of October 1, 2005, which was the first day of the Company’s current fiscal year ending September 30, 2006. Thereafter, the Employment Agreement shall renew automatically for successive renewal terms of one year each unless either party provides written notice of non-renewal no later than ninety days prior to the end of the initial or then current renewal term. The Employment Agreement provides that Mr. Lefkof will receive a base salary in the amount of $350,000 during the first year of the term, and that the Compensation Committee of the Board may adjust the base salary in the second and third years of the initial term and during any renewal terms. In addition, Mr. Lefkof will be eligible to earn an annual bonus in accordance with the Company’s then current bonus program for senior executives. The target amount of the annual bonus will not be less than 50% of Mr. Lefkof’s then current base salary. The actual award of any bonus and the timing of payment shall be determined by the Compensation Committee. Mr. Lefkof will be entitled to participate in specified employee health and benefit programs. The Employment Agreement provides that the Company will ensure that Mr. Lefkof continues to receive all health related benefits through September 30, 2015 unless he receives comparable benefits from a subsequent employer.

Pursuant to the terms of the Employment Agreement, on December 9, 2005, Mr. Lefkof was awarded options to purchase 300,000 shares of the Company’s Common Stock. 1/12th of the option shares became exercisable on December 31, 2005, and the remainder vest 1/36th per month on the last day of each month thereafter through September 30, 2008. The exercise price of the options is $2.65 per share, the closing price of the Company’s Common Stock on December 9, 2005.

In the event that Mr. Lefkof’s employment is terminated for cause, he will receive payment of his salary through the date of termination. In the event Mr. Lefkof’s employment is terminated without cause or for good reason, as defined in the Employment Agreement, death or disability, and such termination occurs on or before September 30, 2007, Mr. Lefkof will continue to receive employment benefits (base salary, vesting of options and other benefits) through the end of the initial term. If such termination occurs after September 30, 2007, Mr. Lefkof will continue to receive employment benefits (base salary, vesting of options and other benefits) for a period of twelve months after termination. In either case, Mr. Lefkof shall also receive a bonus payment equal to the greater of (a) $100,000 and (b) the target amount of the annual bonus for the fiscal year in which the termination occurs, pro rated through the date of termination. The Employment Agreement provides that in the event that any payment to Mr. Lefkof is determined to be subject to the parachute or excise taxes imposed pursuant to Section 280G of the Internal Revenue Code, or any interest or penalties are incurred by Mr. Lefkof with respect to any such parachute or 280G excise taxes, Mr. Lefkof shall receive an additional “gross up” payment in an amount such that after payment by Mr. Lefkof of all income and excise taxes, including interest or penalties, imposed on the “gross up” payment, Mr. Lefkof will retain an amount of the “gross up” payment equal to the excise tax, including interest or penalties, imposed on the payment.

None of the other Named Officers has an employment agreement with the Company, and their employment may be terminated at any time. However, the Company has entered into agreements with Messrs. Constanti, Kadish and Smets and with Ms. Hauch that provide for severance payments and acceleration of vesting of stock options in the event that the officer’s employment terminates following certain changes in control of the Company. Messrs. Constanti and Kadish would be eligible to receive continued payment of base monthly salary and other benefits for a period of twelve months and the full target bonus for the fiscal year in which employment is terminated, prorated to the effective date of termination; Mr. Smets and Ms. Hauch would be eligible to receive continued payment of base monthly salary and other benefits for a period of six months and the full target bonus for the fiscal year in which employment is terminated, prorated to the effective date of termination. Any stock options held by the officer at the time of termination would vest and become exercisable by an additional twelve months of vesting as of the effective date of termination.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s Board of Directors, as of September 30, 2006, consisted of Messrs. Crepin and Wills. Neither Mr. Crepin nor Mr. Wills was at any time during the fiscal year ended September 30, 2006, or at any other time, an officer or employee of the Company. No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

The Committee is comprised of non-employee directors and acts periodically to evaluate the effectiveness of the compensation program in linking Company performance and executive pay. In addition, the Compensation Committee is consulted to approve the compensation package of a newly hired executive or of an executive whose scope of responsibility has changed significantly. The Committee has the authority to establish the level of base salary payable to the Chief Executive Officer (“CEO”) and to administer the Company’s various stock incentive plans. In addition, the Committee has the responsibility for approving the individual bonus program to be in effect for the CEO. The CEO has the authority to establish the level of base salary payable to all other employees of the Company, including all executive officers, subject to the approval of the Committee. In addition, the CEO has the responsibility for approving the bonus programs to be in effect for all other executive officers and other key employees each fiscal year, subject to the approval of the Committee.

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

In preparing the stock performance graph for this Item 11, the Company has selected the Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index (the “Indices”). To the extent that the Company compares its compensation practices against other companies, through informal compensation surveys or otherwise, the constituent companies are not necessarily those included in the Indices, because the latter may not be competitive with the Company for executive talent or because compensation information is not available to the Company.

BASE SALARY.    The base salary for each executive officer is set at the time of hire based on individual negotiation, and any subsequent increases are awarded pursuant to annual merit raises on the basis of personal performance. For the two Named Officers who have been employed by the Company for more than five years, their base salaries were increased approximately 10% for the fiscal year ended September 30, 2005. Neither individual had received a base salary increase during the fiscal year ended September 30, 2004. The Company’s CFO, who was employed for less than a year at the start of the 2006 fiscal year, did not receive any increase in base salary.

ANNUAL CASH BONUSES.    The Company implemented a formal bonus program for the fiscal year ended September 30, 2006. The CEO’s bonus target was defined in the Employment Agreement described below. Each other executive officer was given a specific bonus target which generally was in the range of 25% – 30% of such officer’s base salary. To be eligible to receive a bonus, each participant in the bonus program must be employed in good standing at the end of the fiscal year and the Company’s financial results must have met a specific threshold. The bonus program was not otherwise based on personal performance. Once the Company’s financial results met the minimum threshold, the level of each participant’s actual bonus was determined arithmetically. Because the Company exceeded its financial performance target for the fiscal year, Company’s CEO and the Company’s executive officers were awarded Company performance-related bonuses in an amount equal to approximately 122% of each officer’s bonus target amount.

LONG-TERM INCENTIVE COMPENSATION.    Generally, a significant stock option grant is made in the year that an officer commences employment and grants typically of lesser amounts are made periodically. Generally, the size of each grant is set at a level that the Committee deems appropriate, to create a meaningful opportunity for stock ownership based upon the individual’s position with the Company, the individual’s potential for future responsibility and promotion, the individual’s performance in the recent period and the number of unvested options held by the individual at the time of the new grant. The relative weight given to each of these factors will vary from individual to individual at the Committee’s discretion based on the recommendation made by the CEO to the Committee. In fiscal year 2006, the CEO received an option grant pursuant to the Employment Agreement described below. In addition, in fiscal year 2006, one option grant was made in connection with the employment of the Company’s new Senior Vice President of Sales and Marketing. The option grant to the CEO vested 1/12th on December 31, 2005, and the remaining shares vest monthly over the following thirty-three months. Additional option grants at lesser levels were made to the Company’s other executive offices after consideration of the factors described above on an individual basis. The option grants to the other executive officers vest quarterly over a four year period from the date of grant, contingent upon the executive officer’s continued employment with the Company. However, in the event that the Company achieves its targeted financial results for fiscal year 2006, an additional 25% of the options shall vest on the first anniversary of the date of grant, and the remaining 50% of the options shall vest quarterly over the next two years. Accordingly, these options will provide a return to the executive officers only if such officer remains an employee of the Company, and then only if the market price of the Common Stock appreciates over the option term.

CEO COMPENSATION.    Mr. Lefkof, the Company’s President and CEO, received an increase in base salary of approximately 3% effective as of the beginning of fiscal year 2006, as provided in the Employment Agreement described below. In addition, also as provided in the Employment Agreement, the CEO’s bonus target was set at 50% of his base salary. Because the CEO’s bonus target was set at a higher level than had been the case in previous years in order to provide a greater incentive for the Company’s CEO to achieve financial performance targets, the Committee concluded that it was not necessary to increase the CEO’s base salary in a greater amount. As noted above, because the Company exceeded its financial performance targets, the Company’s CEO, along with all other participant in the Company’s bonus program, received a bonus in an amount equal to approximately 122% of his bonus target amount. As described above, the CEO also received an option grant in fiscal year 2006.

CEO EMPLOYMENT AGREEMENT.    Following the end of fiscal year 2005, on December 9, 2005, the Company and Alan B. Lefkof entered into an Employment Agreement (the “Agreement”). The Agreement was approved by the Board of Directors on December 8, 2005 following the recommendation of the Compensation Committee. Set forth elsewhere in this Item 11 is a brief description of the material terms and conditions of the Agreement. Before entering into the Agreement, the Committee conducted research into the compensation of the chief executive officers of other public companies comparable in size to the Company, in the same markets as the Company, or in the same geographic area as the Company. The Committee used this peer data in its negotiations with Mr. Lefkof with respect to the Agreement, and determined that the compensation and severance provisions in the Agreement were consistent with the peer data. The Company did not retain any outside compensation consultants in connection with its research and subsequent negotiation of the Agreement. The Committee recommended that the Agreement be approved by the Board of Directors in order to demonstrate the Committee’s recognition of Mr. Lefkof’s continued leadership of the Company and to provide assurance regarding commitment and stability at the CEO level.

TAX LIMITATION.    Under applicable Federal tax law, the Company will not be allowed a Federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. This limitation has been in effect for all fiscal years of the Company ending after the Company’s initial public offering. The stockholders approved the Company’s 1996 Stock Option Plan and 2002 Equity Incentive Plan, which include provisions that limit the maximum number of shares of Common Stock for which any one participant may be granted stock options over a three-year period and two-year period respectively. Accordingly, any compensation deemed paid to an executive officer when he exercises an option under the 1996 Stock Option Plan and 2002 Equity Incentive Plan with an exercise price equal to the fair market value of the option shares on the grant date will generally qualify as performance-based compensation that will not be subject to the $1 million limitation. However, options granted under the 2000 Stock Incentive Plan do not qualify as performance-based compensation and will be subject to the $1 million limitation. Since it is not expected that the cash compensation to be paid to the Company’s executive officers for fiscal year 2006 will exceed the $1 million limit per officer, the Committee will defer any decision on whether to limit the dollar amount of the cash compensation payable to the Company’s executive officers to the $1 million cap.

Submitted by the Compensation Committee of the Netopia Board of Directors:

J. Francois Crepin
Harold S. Wills

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock for the five year period commencing on September 30, 2001 and ending on September 30, 2006, with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index and (ii) the Nasdaq Telecommunications Index, over the same period. This graph assumes the investment of $100.00 on September 30, 1999 in the Common Stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index, and assumes the reinvestment of dividends, if any.

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

	9/01	9/02	9/03	9/04	9/05	9/06
NETOPIA, INC.	100.00	38.07	173.35	54.31	71.07	142.39
NASDAQ COMPOSITE	100.00	80.94	120.79	131.00	150.23	159.87
NASDAQ TELECOMMUNICATIONS	100.00	68.41	130.45	146.07	154.35	170.86

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

The following table sets forth, as of December 8, 2006, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock, (ii) the Chief Executive Officer and the four other executive officers of the Company named in the “Executive Compensation and Other Matters—Summary Compensation Table,” (iii) all directors and nominees, and (iv) all current directors and executive officers of the Company as a group.

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

	Shares Beneficially Owned as of December 8, 2006 (1)
Beneficial Owner*	Number of Shares	Percentage of Class
Glazer Capital, LLC (2)	2,307,289	8.69%
Cannell Capital LLC (3)	1,425,000	5.37%
Alan B. Lefkof (4)	873,663	3.19%
Charles Constanti (5)	105,002	**
Brooke A. Hauch (6)	290,648	1.08%
David A. Kadish (7)	438,894	1.63%
Raymond J. Smets (8)	98,750	**
J. Francois Crepin (9)	12,500	**
Reese M. Jones (10)	997,778	3.75%
Robert Lee (11)	90,000	**
Howard T. Slayen (12)	80,500	**
Harold S. Wills (13)	72,500	**
All current directors and executive officers as a group (10 people) (14)	3,060,235	10.72%

*	Unless otherwise indicated, these beneficial owners can be reached at Netopia, Inc., 6001 Shellmound Street, 4th Floor, Emeryville, California 94608.
**	Less than 1% of the outstanding shares of Common Stock.
(1)	The number of shares of Common Stock deemed owned by each officer and director includes shares issuable pursuant to stock options that may be exercised within 60 days after December 8, 2006.
(2)

The number of shares beneficially owned by Glazer Capital, LLC was reported in a Schedule 13G filed on December 8, 2006 with the United States Securities and Exchange Commission (the “Glazer Schedule 13G”). According to the Glazer Schedule 13G, the number of shares includes 2,307,289 shares of Common Stock beneficially owned by Mr. Paul J. Glazer as (i) the managing member of Paul J. Glazer, LLC, which in turn serves as the general partner of Glazer Capital Management, L.P., and (ii) the managing member of Glazer Capital, LLC, which in turn serves as the investment manager of Glazer Offshore Fund, Ltd. and manages on a discretionary basis separate accounts for three unrelated entities that own shares of Common Stock. In addition, Glazer Capital, LLC beneficially owns the 2,110,281 shares held by Glazer Offshore Fund, Ltd. and the separate accounts. Mr. Glazer reports sole voting and dispositive power with respect to 197,008 of the shares, and Mr. Glazer and Glazer Capital, LLC report shared voting and dispositive power with respect to 2,110,281 of the shares. The address of Glazer Capital, LLC is reported as 237 Park Avenue, New York, New York 10017.

(3)	The number of shares beneficially owned by Cannell Capital LLC was reported in a Schedule 13G/Amendment No. 1 filed on February 13, 2006 with the United States Securities and Exchange Commission. The address of Cannell Capital LLC is reported as 150 California Street, San Francisco, California 94111.
(4)	Includes 812,757 shares issuable upon the exercise of stock options held by Alan B. Lefkof and 60,906 shares held by the Lefkof Family Trust over which Alan B. Lefkof has shared voting and investment authority.
(5)	Includes 95,002 shares issuable upon the exercise of stock options held by Charles Constanti.
(6)	Includes 268,101 shares issuable upon the exercise of stock options held by Brooke A. Hauch.
(7)	Includes 394,901 shares issuable upon the exercise of stock options held by David A. Kadish.
(8)	Includes 93,750 shares issuable upon the exercise of stock options held by Raymond J. Smets.
(9)	Includes 12,500 shares issuable upon the exercise of stock options held by J. Francois Crepin.
(10)	Includes 75,500 shares issuable upon the exercise of stock options held by Reese M. Jones.
(11)	Includes 90,000 shares issuable upon the exercise of stock options held by Robert Lee.
(12)	Includes 500 shares held in a retirement account and 2,500 shares held by a family partnership over which Howard T. Slayen has voting and investment authority, and 77,500 shares issuable upon the exercise of stock options held by Howard T. Slayen.
(13)	Includes 72,500 shares issuable upon the exercise of stock options held by Harold S. Wills.
(14)	Includes 1,992,511 shares issuable upon the exercise of stock options held by all current executive officers and directors.

Equity Compensation Plan Information

The following table provides information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2006, including the Farallon Computing, Inc. 1987 Restated Stock Option Plan, the Netopia, Inc. 1996 Stock Option Plan, the Netopia, Inc. 2000 Stock Incentive Plan, and the Netopia, Inc. 2002 Equity Incentive Plan (collectively, the “Option Plans”), but except as noted below excluding the Netopia, Inc. 2005 Employee Stock Purchase Plan.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,953,733	(1)	$4.20	943,383	(2)
Equity compensation plans not approved by security holders	559,959	(3)	3.49	321,293

	7,513,692		4.15	1,264,676	(4)

(1)	Includes 3,210,031 options granted under the 1996 Stock Option Plan, and 3,743,702 options granted under the 2002 Equity incentive Plan.
(2)

Includes 401,057 shares of Common Stock available for issuance under the 2002 Equity Incentive Plan, and 542,326 shares of Common Stock available for issuance under the Employee Stock Purchase Plan. The 1996 Stock Option Plan expired in fiscal year 2006, and no shares remain available for issuance except for shares issuable upon exercise of options outstanding on the expiration date. The number of shares of Common Stock remaining available for issuance under the 2002 Equity Incentive Plan automatically increases on the first trading day of each calendar year by an amount equal to four and three-quarter percent (4.75%) of the shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, up to a maximum annual increase of 1,000,000 shares.

(3)	Granted under the 2000 Stock Incentive Plan.
(4)	Excluding the 542,326 shares of Common Stock available for issuance under the 2005 Employee Stock Purchase Plan, a total of 722,350 shares of Common Stock are available for grant under the Option Plans as of September 30, 2005.

On October 18, 2000, the Board of Directors approved the 2000 Stock Incentive Plan, pursuant to which non-qualified stock options may be granted to our employees, officers and directors. The purpose of the 2000 Stock Incentive Plan is to promote our success by linking the personal interests of our employees, officers and directors to those of our shareholders and by providing participants with an incentive for outstanding performance. As initially approved, awards granted to officers may not exceed in the aggregate forty percent (40%) of all shares that are reserved for grant under the 2000 Stock Incentive Plan. Officers and directors are no longer eligible to receive any additional awards under the 2000 Stock Incentive Plan. All options granted under the 2000 Stock Incentive Plan have exercise prices equal to the fair market value of the underlying stock on the date of grant. As of September 30, 2006, the Company had reserved 1,900,000 shares of Common Stock for issuance under the 2000 Stock Incentive Plan, and 321,293 shares remained available for future grants. Options currently outstanding under the 2000 Stock Incentive Plan vest ratably over two or four-year periods beginning at the grant date and expire ten years from the date of grant. The 2000 Stock Incentive Plan is not required to be and has not been approved by the Company’s stockholders. The Company’s officers and directors hold an aggregate of 64,900 options outstanding under the 2000 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Amended and Restated Certificate of Incorporation limits the liability of the Company’s directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company’s bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has entered into indemnification agreements with its executive officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, the Company has been paying the legal fees and expenses of certain officers and directors that have been incurred in connection with the federal securities class action and derivative actions described in Item 3, subject to undertakings by each individual to reimburse such amounts in the event it is ultimately determined that such individual is not entitled to indemnification under such provisions and agreements.

During the fiscal year ended September 30, 2006, there were no transactions, or series of similar transactions, or any proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the following persons had, or will have, a direct or indirect material interest: (1) any of our directors or executive officers, (2) any nominee for election as one of our directors, (3) any security holder we known to own of record or beneficially more than five percent of our voting securities, and (4) any member of the immediate family of any of the foregoing persons.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On September 30, 2004, the Audit Committee of the board of directors of the Company engaged Burr, Pilger & Mayer LLP (“BPM”) as the Company’s independent registered public accounting firm. BPM has audited the Company’s consolidated financial statements for the fiscal years ended September 30, 2006, 2005 and 2004, and the Company’s restated consolidated financial statements for the fiscal years ended September 30, 2003 and 2002.

The following table sets forth the aggregate fees billed by BPM for the fiscal years ended September 30, 2006 and 2005 for audit and non-audit services, as well as all “out of pocket” costs incurred in connection with these services, and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All other Fees.

	Fiscal Year 2006	Fiscal Year 2005
Audit fees (1)	$530,217	$659,400
Audit-Related Fees	0	0
Tax fees	0	0
All other fees (2)	$4,900	$4,450

Total fees	$535,117	$663,850

(1)	This amount represents the aggregate fees billed for professional services rendered by BPM for the audit of the Company’s annual financial statements, quarterly reviews of the Company’s interim financial statements reported on Form 10-Q and services normally provided in connection with statutory and regulatory filings related to the last two fiscal years. For fiscal years 2006 and 2005, the audit fees include fees for both the audit of the Company’s financial statements and the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting.
(2)	This amount represents the aggregate fees billed for products and services provided by BPM, which were not audit, audit-related or tax fees. For fiscal year 2006, this amount primarily represented services related to potential merger and acquisition due diligence. For fiscal year 2005, this amount primarily represents consulting fees regarding cost allocation and revenue on certain agreements and work related to a consent to incorporation of an audit opinion in a Form S-8. BPM did not perform any services or bill any fees for financial information systems and design implementation for the fiscal years ended September 30, 2006 and 2005.

The non-audit services provided by BPM are permissible non-audit services within the meaning of Section 10A(g) of the Securities Exchange Act of 1934.

Section 10A(i)(1) of the Exchange Act requires that all audit and non-audit services to be performed by our principal accountants be approved in the advance by the Audit Committee of the Board of Directors, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to its principal accountants which are subsequently ratified by the Audit Committee (the “De Minimis Exception”). Pursuant to Section 10A(i)(1) of the Exchange Act, the Audit Committee has established procedures by which it pre-approves such services at a regularly scheduled meeting. In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Chairman of the Audit Committee may pre-approve such services provided the Chairman reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the non-audit services described above were performed pursuant to the De Minimis Exception during the periods in which the pre-approval requirement has been in effect.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Item 8 in Part II of this Annual Report on Form 10-K, Financial Statements and Supplementary Data, for an index to the consolidated financial statements and supplementary financial information filed on this Form 10-K.

(b)	During the three months ended September 30, 2006, we filed the following reports on Form 8-K:

•	On July 25, 2006, we filed a Current Report on Form 8-K, reporting Items 2 and 9.01, reporting our financial results for the third fiscal quarter ended June 30, 2006, as well as certain other information.

•	On August 10,2006, we filed a Current Report on Form 8-K, reporting Item 8.01, reporting our announcement that The NASDAQ Stock Market had approved our common stock for trading on The Nasdaq Capital Market beginning August 11, 2006.

(c)	Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference. You may obtain copies of such exhibits directly from us upon request.

Exhibit Number	Description

2.1(a)	Agreement and Plan of Merger, dated as of November 13, 2006, among Netopia, Inc., Motorola, Inc., and Motorola GTG Subsidiary IV Corp.

3.1(b)	Restated and Amended Certificate of Incorporation

3.2(b)	Restated and Amended Bylaws of the Registrant

3.3(c)	Certificate of Ownership and Merger (Corporate Name Change)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2(b)	Amended and Restated Investor Rights Agreement, dated March 27, 1992, among the Registrant and the Investors and Founders named therein, as amended

10.1(b)	Form of Indemnification Agreement entered into between the Registrant and it Directors and Officers

10.2(b)	1996 Stock Option Plan and forms of agreements thereunder

10.3(c)	1996 Employee Stock Purchase Plan

10.4(d)	Office Lease Agreement between the Company and WHLW Real Estate Limited Partnership, dated May 1, 1997

10.5(d)	Real Property Lease Extension Agreement between the Company and Bobwhite Meadow, L.P., dated March 1, 1996

10.6(e)	2000 Stock Incentive Plan and forms of agreements thereunder

10.7(f)	Agreement and Plan of Merger and Reorganization among Netopia, Inc., Amazon Merger Corporation, Cayman Systems, Inc., Certain Holders of Convertible Subordinated Promissory Notes and Richard Burnes, as Security Holders’ Representative, dated as of September 19, 2001

10.8(g)	Netopia, Inc. 2002 Equity Incentive Plan; as adopted by the Netopia Board of Directors on December 13, 2001 and approved by the Netopia shareholders on January 30, 2002, and forms of agreements thereunder

10.9(h)	Silicon Valley Bank Loan and Security Agreement entered into on June 27, 2002

Exhibit Number	Description
10.10(i)	Office Lease Agreement dated December 9, 2002 between the Company and Christie Avenue Partners—JS

10.11(j)	Limited Waiver and Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on June 12, 2003

10.12(k)	Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on November 26, 2003

10.13(l)	Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on December 29, 2004

10.14(m)	2005 Employee Stock Purchase Plan

10.15(n)	Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on June 27, 2005

10.16(n)	Amended and Restated Schedule to Loan and Security Agreement entered into between Silicon Valley Bank and Netopia, Inc. on June 27, 2005

10.17(o)	Amendment to Loan Documents entered into between Silicon Valley Bank and Netopia, Inc. on September 30, 2005

11.1	Reference is made to Note 1 of Notes to Consolidated Financial Statements

14.1(p)	Code of Business Conduct and Ethics

23.1	Consent of Burr Pilger & Mayer LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to our Form 8-K/A as filed on December 12, 2006.
(b)	Incorporated by reference to our Registration Statement on Form S-1 (No. 333-3868).
(c)	Incorporated by reference to our Form S-8 as filed on February 25, 2004.
(d)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 1997.
(e)	Incorporated by reference to our Form S-8 as filed on December 8, 2000.
(f)	Incorporated by reference to our Form 8-K as filed on October 17, 2001.
(g)	Incorporated by reference to our Form S-8 as filed on May 2, 2003.
(h)	Incorporated by reference to our Form 10-Q as filed on August 14, 2002.
(i)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2002.
(j)	Incorporated by reference to our Form 10-Q as filed on August 1, 2003.
(k)	Incorporated by reference to our Form 10-Q as filed on February 17, 2004.
(l)	Incorporated by reference to our Form 10-Q as filed on February 9, 2005.
(m)	Incorporated by reference to our Form S-8 as filed on March 18, 2005.
(n)	Incorporated by reference to our Form 10-Q as filed on August 9, 2005.
(o)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2005.
(p)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, in the City of Emeryville, State of California on this 14th day of December 2006.

By:	/s/ Alan B. Lefkof
Alan B. Lefkof President and Chief Executive Officer

By:	/s/ Charles Constanti
Charles Constanti Vice President and Chief Financial Officer (Principal Accounting Officer)

Dated: December 14, 2006

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

Signature	Title	Date

/s/ Harold S. Wills Harold S. Wills	Chairman of the Board of Directors	December 14, 2006

/s/ J. Francois Crepin J. Francois Crepin	Director	December 14, 2006

/s/ Reese M. Jones Reese M. Jones	Director	December 14, 2006

/s/ Howard T. Slayen Howard T. Slayen	Director	December 14, 2005

/s/ Robert Lee Robert Lee	Director	December 14, 2005