Form 10-K/A
period 2006-09-30
NETOPIA INC
filed 2006-12-20
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

Netopia, Inc. is filing this Annual Report on Form 10-K/A in order to correct typographical errors in Exhibits 32.1 and 32.2 included with the filing of the Annual Report on Form 10-K made on December 14, 2006. Exhibits 32.1 and 32.2 have been changed in this Form 10-K/A to state that each certification relates to the fiscal year ended September 30, 2006, and not to the fiscal year ended September 30, 2005 as erroneously stated in the original filing.

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