Form 10-Q
period 2006-12-31
NETOPIA INC
filed 2007-02-06
CIK 1012482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of February 1, 2007, there were 27,282,069 shares of the Registrant’s common stock outstanding.

NETOPIA, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETOPIA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2006	September 30, 2006 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,834	$27,761
Trade accounts receivable, net of allowances for doubtful accounts of $141 and $140, respectively	21,099	20,072
Inventories	9,310	6,165
Prepaid expenses and other current assets	1,229	1,053

Total current assets	61,472	55,051

Property and equipment, net	2,340	2,486
Acquired technology, net	782	1,026
Goodwill	1,668	1,668
Equity investment	1,377	1,377
Deposits and other assets	188	244

TOTAL ASSETS	$67,827	$61,852

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,957	$13,033
Accrued compensation	2,883	3,630
Accrued liabilities	13,616	2,273
Deferred revenue	2,114	1,581
Other current liabilities	91	124

Total current liabilities	31,661	20,641

Long-term liabilities:
Deferred revenues, long term	1,085	586
Other long-term liabilities	107	134

Total liabilities	32,853	21,361

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 26,822,481 and 26,274,415 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	26	26
Additional paid-in capital	179,997	176,261
Accumulated Comprehensive Income	76	68
Accumulated deficit	(145,125)	(135,864)

Total stockholders’ equity	34,974	40,491

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,827	$61,852

(1)	Derived from the audited consolidated balance sheet dated September 30, 2006 included in Netopia’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

See accompanying notes.

NETOPIA, INC.

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2006	2005
REVENUES:
Broadband equipment	$26,220	$21,051
Broadband software and services	3,924	2,847

Total revenues	30,144	23,898

COST OF REVENUES:
Broadband equipment	18,518	14,511
Broadband software and services	898	528
Amortization of acquired technology	244	300

Total cost of revenues	19,660	15,339

GROSS PROFIT	10,484	8,559

OPERATING EXPENSES:
Research and development	4,825	3,929
Selling and marketing	5,481	4,853
General and administrative	9,802	2,419

Total operating expenses	20,108	11,201

OPERATING LOSS	(9,624)	(2,642)

Other income, net	379	164

Provision for income taxes	16	14

NET LOSS	$(9,261)	$(2,492)

Per share data, net loss:
Basic and diluted net loss per share	$(0.35)	$(0.10)
Common shares used in the per share calculations	26,443	25,450

See accompanying notes.

NETOPIA, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,261)	$(2,492)
Reconciliation of net loss to net cash provided by operating activities:

Depreciation and amortization	697	771
Stock-based compensation related to employee stock options and employee stock purchases	1,481	1,231
Changes in allowance for doubtful accounts	14	(4)
Changes in operating assets and liabilities:
Trade receivables	(1,041)	1,777
Inventories	(3,145)	1,300
Prepaid expenses and other assets	(186)	(371)
Accounts payable and accrued liabilities	10,520	(2,136)
Deferred revenues	1,032	379
Other liabilities	(60)	(13)

Net cash provided by operating activities	51	442

Cash flow from investing activities:
Purchase of property, equipment and capitalized software	(241)	(294)

Net cash used in investing activities	(241)	(294)

Cash flow from financing activities:
Proceeds from the issuance of common stock	2,255	88

Net cash provided by financing activities	2,255	88

Effect of changes in foreign exchange rates	8	(5)
Net increase (decrease) in cash and cash equivalents	2,073	231
Cash and cash equivalents at the beginning of period	27,761	22,234

Cash and cash equivalents at the end of the period	$29,834	$22,465

See accompanying notes.

Netopia, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Unaudited

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Three Months Ended December 31, 2005

Balance, September 30, 2005	24,428,412	$25	$168,075	$(132,273)	$45	$35,872

Exercise of stock options	40,761	—	88			88
Stock based compensation expense related to employee stock options and employee stock purchases			1,231			1,231

Net loss				(2,492)		(2,492)
Foreign currency translation adjustment					(5)	(5)

Comprehensive loss						(2,497)

Balance, December 31, 2005	24,469,173	25	169,394	(134,765)	40	34,694

Three Months Ended December 31, 2006

Balance, September 30, 2006	26,274,415	26	176,261	(135,864)	68	40,491

Exercise of stock options	548,066	—	2,255			2,255
Stock based compensation expense related to employee stock options and employee stock purchases			1,481			1,481

Net loss				(9,261)		(9,261)
Foreign currency translation adjustment					8	8

Comprehensive loss						(9,253)

Balance, December 31, 2006	26,822,481	$26	$179,997	$(145,125)	$76	$34,974

See accompanying notes.

NETOPIA, INC.

Notes to Condensed Consolidated Financial Statements

(1) Description of Business and Merger with Motorola

Netopia, Inc. (the “Company”) develops and markets broadband customer premises networking equipment and remote management software for the management of broadband services and equipment. The Company also develops and provides value-added services for service providers and remote management software for enterprises technical support, help-desks and personal computers.

Merger with Motorola, Inc.

On November 13, 2006, Netopia entered into an Agreement and Plan of Merger (“Agreement”) with Motorola, Inc. (“Motorola”) and Motorola GTG Subsidiary IV Corp., a wholly-owned subsidiary of Motorola (“Merger Sub”). On February 6, 2007 (“effective date” or “merger date”) the Agreement was approved by the holders of a majority of the outstanding shares of Netopia’s common stock entitled to vote thereon. All conditions necessary to effect the merger as defined in the Agreement have been satisfied as of February 6, 2007, and the parties intend to complete the transaction on February 6, 2007. Upon completion of the merger, the following will occur:

•

Each share of our common stock issued and outstanding immediately before the merger, other than treasury shares, dissenting shares, if any, and shares owned by Motorola, Merger Sub or any direct or indirect subsidiaries of Motorola, if any, will be cancelled and converted into a right to receive $7.00 in cash.

•

Each option to acquire shares of Netopia common stock outstanding immediately prior to the effective date of the merger will be cancelled. In consideration of this cancellation, each option holder has the right to receive cash payment in accordance with terms specified in the Agreement.

•	The Company’s common stock will be removed from listing on the NASDAQ Capital Market and will no longer trade on any public market.

•

In the future, certain executive officers and directors of Netopia will receive payments in connection with anticipated employment by Motorola, severance and bonus payments and a continuation of director and officer insurance and indemnification. These payments will be made in accordance with terms specified in the final proxy statement filed on January 3, 2007.

The accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and cash flows for the three months ended December 31, 2006 have been prepared by the Company on a stand-alone basis and do not show the subsequent financial statement impact of the merger on the Company. Accordingly, for consistency purposes we have not altered any of our estimates to reflect the merger with Motorola as of the effective merger date. These financial statements include losses which are contingent upon the closing of the merger agreement.

(2) Summary of Significant Accounting Policies

Fiscal Year: The Company’s fiscal year is the 12-months ended September 30.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the three month period ended December 31, 2006.

Stock-Based Compensation: On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Accordingly, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation was accounted for as an expense and an addition to equity.

Per Share Calculations: Basic net loss per share was computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share was computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares consist of employee stock options, which in aggregate were approximately 7.046 million options outstanding at December 31, 2006, and incremental shares under the employee stock purchase plan.

Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates in these financial statements have not been changed to reflect the merger with Motorola. Estimates are used for revenue recognition, allowance for doubtful accounts and sales returns, reserves for excess and obsolete inventory, warranty costs, compensation expense for share based payment awards, investment impairments, income taxes, service costs, and loss contingencies, and intangible assets, among others. The actual results experienced by the Company may differ materially from management’s estimates.

Fair Value of Financial Instruments: The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

(3) Goodwill and Purchased Intangible Assets

Goodwill: The Company’s goodwill was allocated to the broadband software and services segment. The carrying amount of goodwill was $1,668,000 as of December 31, 2006 and September 30, 2006.

Purchased Intangibles: At December 31, 2006, the Company’s purchased intangible assets consisted of developed product technology. The table below presents details of the Company’s purchased intangible assets. The Company’s purchased intangible assets are allocated primarily to the broadband equipment segment.

(in thousands)	Technology
Balance, September 30, 2006	$1,026
Amortization	(244)

Balance, December 31, 2006	$782

As of December 31, 2006, the Company’s purchased intangible assets were scheduled to be almost fully amortized by the end of fiscal year 2007, with scheduled amortization of $733,000 for fiscal year 2007.

(4) Inventories

At December 31, 2006 and September 30, 2006, inventories consisted of the following:

(in thousands)	December 31, 2006	September 30, 2006
Raw materials	$1,325	$1,327
Work in process	84	120
Finished goods	7,901	4,718

Total	$9,310	$6,165

(5) Property and Equipment

At December 31, 2006 and September 30, 2006, property and equipment consisted of the following:

(in thousands)	December 31 2006	September 30, 2006
Computers	$7,573	$7,408
Machinery and equipment	3,760	3,725
Furniture and fixtures	1,719	1,717
Manufacturing tooling	1,547	1,508
Leasehold improvements	436	436

	15,035	14,794
Less: accumulated deprecation	(12,695)	(12,308)

Total	$2,340	$2,486

(6) Warranty Liability

Warranty liability was recorded as a component of accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. For the Company’s broadband equipment products, the Company generally provides a warranty of one to two years. The Company generally does not offer a warranty on its broadband software and services products. The Company accrued for its estimated product warranty costs at the time of shipment. Product warranty costs were estimated based upon the Company’s historical experience.

The following table summarizes the activity related to the product warranty liability:

	Three Months Ended December 31,
(in thousands)	2006	2005
Balance at beginning of period	$262	$310
Utilized	(40)	(58)
Charges to costs and expenses	52	25

Balance at end of period	$274	$277

(7) Stock Option Plans

The Company had three share-based plans under which non-qualified and incentive stock options were granted to employees, non-employees and board members. Stock options generally vested over service periods that range from 2 to 4 years. We also had an employee stock purchase plan for eligible employees.

1996 Stock Option Plan. In April 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) providing for the issuance of incentive or non-statutory options to directors, employees, and non-employee consultants. Options were granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Incentive stock options were granted at not less than 100% of the fair market value per share and non-statutory stock options were granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or the Compensation Committee, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the options could not less than 110% of the fair market value. Included in the 1996 Plan was a provision for the automatic grant of non-statutory options to non-employee directors of the Company.

2000 Stock Incentive Plan. In October 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan) which provided for the issuance of non-statutory options and restricted stock to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. Options and restricted stock awards granted under the 2000 Plan were granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The 2000 Plan was not a stockholder approved stock option plan and was intended to comply with the exception for broadly based option plans in which a majority of the participants were rank and file employees not officers or directors, and a majority of the grants were made to such employees. Only nonqualified stock options that do not qualify as incentive stock options within the meaning of Section 422(b) of the Code could be granted under this Plan. The Board of Directors or the Compensation Committee determined the exercise price of an option when the option was granted and could not less than the par value of the shares on the date of grant. Officers and directors will not receive any additional awards under the 2000 Plan. A restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions. As of December 31, 2006, there were no restricted stock awards granted under the 2000 Plan.

2002 Equity Incentive Plan. In December 2001, the Company adopted the 2002 Equity Incentive Plan (the 2002 Plan) which provided for the issuance of incentive or non-statutory options, stock awards and other equity awards to directors, employees, and non-employee consultants. The Company’s stockholders approved the 2002 Plan at the Annual Stockholder Meeting in January 2002. The 2002 Plan was a successor to the 1996 Plan. Options and other awards were granted at the discretion of the Board of Directors or the Compensation

Committee of the Board of Directors. Incentive stock options could be granted at not less than 100% of the fair market value per share and non-statutory stock options could be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or the Compensation Committee. Included in the 2002 Plan was a provision for the automatic grant of non-statutory options to non-employee directors of the Company. The current provisions that related to the automatic grant of options to directors are described below.

The initial number of shares of common stock available for issuance under the 2002 Plan was 750,000 shares. The number of shares of common stock available for issuance under the 2002 Plan automatically increased on the first trading day of each calendar year beginning 2003 by an amount equal to four and three-quarter percent (4.75%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, provided, however, that no such automatic annual increase could exceed 1,000,000 shares. As a result of this automatic increase provision, an additional 1,000,000, 1,000,000, 1,000,000 and 898,081 shares of common stock became available on January 3, 2006, January 3, 2005, January 2, 2004 and January 2, 2003, respectively, for issuance under the 2002 Plan.

Automatic Option Grant Programs in Stock Option Plans. Amendments to the Company’s Automatic Option Grant Programs that were included in the 1996 Stock Option Plan and 2002 Equity Incentive Plan increased the number of options granted to non-employee directors of the Company were approved at the Company’s Annual Meeting of Stockholders in January 2003. As amended, the Automatic Option Grant Programs provided that each non-employee director who was first elected or appointed on or after the date of the 2003 Annual Meeting of Stockholders would receive the grant of an option to purchase 50,000 shares of common stock. Initial grants were scheduled to vest ratably over a four year period, subject to continued service as a director. The Automatic Option Grant Programs also provided for the grant on the date of each annual stockholder meeting beginning with the 2003 Annual Meeting of Stockholders of (a) an option to purchase 15,000 shares of common stock to each non-employee director, and (b) an additional option to purchase 5,000 shares of common stock to each non-employee director who was a member of the Audit Committee of the Company’s Board of Directors.

Accounting for stock-based compensation

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Accordingly, stock-based compensation cost was measured at grant date, based on the estimated fair value of the award, and was recognized as expense over the employee requisite service period. The Company’s stock compensation was accounted for as an expense and an addition to equity. Stock-based compensation expense under SFAS 123(R) for the three months ended December 31, 2006 and 2005 was as follows:

(in thousands)	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Cost of revenues – broadband equipment	$42	$29

Research and development	655	548
Selling and marketing	352	226
General and administrative	420	411

Stock-based compensation expense included in operating expenses	1,427	1,185

Stock-based compensation expense included in net loss	$1,469	$1,214
Stock-based compensation expense capitalized in inventory	$13	$17

As of December 31, 2006, the Company had an unrecorded deferred stock-based compensation balance related to share-based payment awards of $5.8 million before estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of December 31, 2006, the Company estimated that the stock based compensation awards not expected to vest was $0.9 million and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to $4.8 million after forfeitures.

During the three months ended December 31, 2006, the Company granted 131,750 stock options with an estimated total grant-date fair value of $637,272. Of this amount, as of December 31, 2006, the Company estimated that the stock-based compensation for awards not expected to vest was $188,488.

Stock Option Plans

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following estimates:

Three Months Ended December 31,	2006	2005
Expected life (in years)	3.07	3.09
Expected volatility	187%	227%
Risk-free interest rate	4.63	4.35
Expected dividend yield	—	—

The Black-Scholes weighted average fair value of employee stock options granted during the three months ended December 31, 2006 and 2005 was $4.84 and $2.59, respectively.

The following table summarizes activity under the Company’s stock option plans:

Stock options	Shares under Options	Weighted average exercise price
Outstanding as of September 30, 2005	5,709,856	$4.33
Options granted	2,495,625	3.50
Options exercised	(344,310)	2.77
Options cancelled	(347,429)	3.80

Outstanding as of September 30, 2006	7,513,742	4.15
Options granted	131,750	5.74
Options exercised	(548,066)	4.11
Options cancelled	(50,979)	4.06

Outstanding as of December 31, 2006	7,046,447	4.18

Exercisable as of December 31, 2006	4,585,143	$4.42

The following table summarizes information with respect to the Company’s stock options outstanding at December 31, 2006:

Range of exercise prices			Options outstanding			Options exercisable
			Number outstanding as of December 31, 2006	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable as of December 31, 2006	Weighted- average exercise price
$ 1.20	-	$2.65	905,988	7.50	$2.14	627,028	$1.93
2.75	-	3.27	449,922	8.13	2.96	228,976	3.02
3.30	-	3.30	1,268,355	9.08	3.30	427,374	3.30
3.33	-	3.60	755,644	7.32	3.51	479,122	3.52
3.61	-	3.70	249,271	5.10	3.70	249,271	3.70
3.80	-	3.80	775,000	6.43	3.80	678,125	3.80
3.84	-	4.50	712,385	5.23	4.15	599,448	4.13
4.54	-	5.55	1,141,849	6.48	5.11	692,103	5.37
5.62	-	13.82	757,521	5.70	7.52	573,184	7.98
14.88	-	48.00	30,512	2.93	32.96	30,512	32.96

$ 1.20		$48.00	7,046,447	6.99	$4.18	4,585,143	$4.42

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares were only granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted were estimated at the date of grant using the following weighted average assumptions:

Three Months Ended December 31,	2006	2005
Expected life (in years)	0.5 to 2	0.5 to 2
Expected volatility	54 - 92%	227%
Risk-free interest rate	4.18 – 5.11	4.35
Expected dividend yield	—	—

(8) Commitments and Contingencies

Operating Lease Commitments. The Company conducted its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2006 amount is for the nine months remaining in the fiscal year):

	Year ended September 30,
(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Property lease obligations	$1,034	$1,078	$467	$337	$34	$82	$3,032

Purchase Commitments with Outsourcing Manufacturers and Suppliers. The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procured component inventory on our behalf based on our production orders. The Company was obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancellation was given within applicable lead times. These commitments were reflected in our financial statements as a liability once goods or services had been received or payments related to the obligations became due. At December 31, 2006, purchase commitments totaled $26.0 million.

Foreign Currency Derivatives. The Company has entered into foreign currency forward contracts to hedge foreign currency denominated receivables. Forward contracts involve agreements to sell foreign currency at specified rates at future dates. The following table presents the carrying value (which approximated fair value) of currency exchange forward contracts, in United States dollars, at December 31, 2006 and September 30, 2006.

Principal (notional) amounts in U.S. dollars	December 31, 2006			September 30, 2006
	Amount	Contracted Forward Rate	Settlement Date(s)	Amount	Contracted Forward Rate	Settlement Date
	(Amount in thousands, except contracted forward rate)
Currency exchange forward contract # 1 - EUR	$1,657	1.3056	Jan-07	$464	1.2678	Oct-06
Currency exchange forward contract # 2 - EUR	227	1.3055	Jan-07	297	1.2686	Nov-06
Currency exchange forward contract # 3 - EUR	169	1.3028	Jan-07	1,916	1.2615	Nov-06
Currency exchange forward contract # 4 - EUR	1,726	1.3035	Feb-07	—	—	—
Currency exchange forward contract # 5 - CHF	1,399	0.8074	Feb-07	174	0.8155	Oct-06
Currency exchange forward contract # 6 -CHF				385	0.8023	Oct-06
Currency exchange forward contract # 7 -CHF				318	0.8028	Nov-06

Litigation

On December 3, 2004, the United States District Court for the Northern District of California issued an order consolidating previously filed class action cases under the name In re Netopia, Inc. Securities Litigation, and appointing lead plaintiffs and plaintiffs’ counsel. On June 29, 2005, the lead plaintiffs filed their consolidated amended complaint. On June 19, 2006, the Court granted plaintiffs’ motion to certify the class of shareholders who purchased our stock between November 6, 2003 through August 16, 2004. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based on allegations that during the class period, we made false and misleading statements or failed to disclose material facts, and that the market price of our common stock was artificially inflated as a result of such alleged conduct. In December 2006, we reached a settlement agreement in principle with the lead plaintiffs’ counsel. Provided that the Motorola acquisition is completed and the court approves the settlement, the Company will pay $11.25 million in full settlement of all claims asserted against all defendants. The plaintiffs’ counsel will make an application to the court for payment of their fees and expenses out of this settlement fund.

In August 2004, the first of five purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the alleged misstatements described above in connection with the purported class action described above. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. In February 2007, the court indicated that it intended to approve the settlement agreement pursuant to which the individual defendants will pay $2 million to the Company in full settlement of all claims asserted against them. The parties have also agreed to dismissal of the federal derivative actions. The $2 million payment has been made by the Company’s directors and officers insurer. Plaintiffs’ counsel have applied to the court for payment of their fees and expenses out of this settlement fund.

(9)	Segment, Geographic and Major Customer Information

Segment Information: The Company generated revenues from two primary groups, (i) broadband equipment and (ii) broadband software and services. Financial information regarding the operating segments was as follows:

	Three months ended December 31,
	2006			2005
(in thousands)	Broadband equipment	Broadband Software & Services	Total	Broadband equipment	Broadband Software & Services	Total
Revenues	$26,220	$3,924	$30,144	$21,051	$2,847	$23,898
Cost of revenues	18,751	909	19,660	14,799	540	15,339

Gross profit	7,469	3,015	10,484	6,252	2,307	8,559
Gross margin	28%	77%	35%	30%	81%	36%
Unallocated operating expenses			20,108	—	—	11,201

Operating loss			$(9,624)			$(2,642)

Geographic Information: The Company sold most of its products through its field sales organization, with a small portion of sales through distributors and resellers. Most of the Company’s sales were to telecommunication carriers and service providers in the United States and Europe through our field sales force. Our field sales force was geographically disbursed within the United States and Europe and we had a sales office in Paris, France. Most of our sales in Europe were to customers in Switzerland and Ireland.

Sales outside of the United States were primarily export sales denominated in United States Dollars, Swiss Francs or Euros. Information regarding the Company’s revenues is shown below:

	Three months ended December 31,
(in thousands)	2006		2005
Europe	$15,836	53%	$8,722	36%
Other international	401	1%	443	2%

Total international revenue	16,237	54%	9,165	38%
United States	13,907	46%	14,733	62%

Total revenues	$30,144	100%	$23,898	100%

The Company has had no material operating assets outside the United States.

Customer Information: The Company’s largest customers are service providers, including regional, national, and international telecommunications carriers, as well as Internet Service Providers.

Three customers accounted for 10% or more of revenues in the three months ended December 31, 2006 and 2005. Sales to Swisscom AG were approximately 27% and 21% of revenues in the three months ended December 31, 2006 and 2005, respectively. Sales to AT&T, including the former BellSouth Corporation, were approximately 26% of revenues in the three months ended December 31, 2006 and 2005. Sales to eircom Group plc were approximately 13% and 12% of revenues in the three months ended December 31, 2006 and 2005, respectively.

The following tables sets forth December 31, 2006 and September 30, 2006 customer balances accounting for 10% or more of accounts receivable along with such data expressed as a percentage of total accounts receivable:

(in thousands)	December 31, 2006
Swisscom	$6,329	30%
AT&T, including the former Bellsouth Corporation	$5,299	25%
Eircom	$3,177	15%

(in thousands)	September 30, 2006
Swisscom	$5,777	29%
AT&T, including the former Bellsouth Corporation	$5,907	29%

(10) Credit Facility

Under the Company’s amended credit facility agreement with Silicon Valley Bank, the credit limit was $10 million, the interest rate is Silicon Valley Bank’s prime rate, and the term or maturity date was June 27, 2007. The amended credit facility contained financial covenants related to liquidity and net worth as well as other nonfinancial covenants. Covenants required that the Company maintain an adjusted quick ratio (described below) of 1.25. Covenants in an amendment effective September 30, 2005 required the Company to maintain a minimum tangible net worth of $24 million at September 30, 2006 and thereafter, unless reset. The facility was secured by substantially all of the assets of the Company. The adjusted quick ratio was the ratio of (i) the Company’s unrestricted cash, cash equivalents and investments maintained at Silicon Valley Bank plus net receivables to (ii ) the Company’s current liabilities plus the outstanding principal amount of any borrowings under the facility less deferred revenues. As of December 31, 2006, the Company was in compliance with the covenants, had access to approximately $8.8 million of the credit facility and had no outstanding borrowings. The Company had approximately $870,000 of outstanding letters of credit and $300,000 of cash management reserves that reduced the amount of available credit on the credit facility to $8.8 million as if December 31, 2006. Upon completion of the Motorola merger, the Company expects to terminate the credit facility.

(11) Other Income, Net

Other income, net primarily consisted of interest income earned on cash and cash equivalents, interest expense related to the credit facility and term loans, and realized and unrealized gains and losses on foreign currency transactions. The following table summarizes the Company’s other income, net:

	Three Months Ended December 31,
(in thousands)	2006	2005
Interest income	$342	$219
Interest expense	(18)	(11)
Other income (expense)	55	(44)

Total other income, net	$379	$164

PART I — FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger with Motorola

On November 13, 2006, Netopia entered into an Agreement and Plan of Merger (“Agreement”) with Motorola, Inc. (“Motorola”) and Motorola GTG Subsidiary IV Corp., a wholly-owned subsidiary of Motorola (“Merger Sub”). On February 6, 2007 (“effective date” or “merger date”) the Agreement was approved by the holders of a majority of the outstanding shares of Netopia’s common stock entitled to vote thereon. In addition, all conditions necessary to effect the merger as defined in the Agreement have been satisfied as of February 6, 2007, and the parties intend to complete the transaction on February 6, 2007. Upon completion of the merger, the following will occur:

•

Each share of our common stock issued and outstanding immediately before the merger, other than treasury shares, dissenting shares, if any, and shares owned by Motorola, Merger Sub or any direct or indirect subsidiaries of Motorola, if any, has been cancelled and converted into a right to receive $7.00 in cash.

•

Each option to acquire shares of Netopia common stock outstanding immediately prior to the effective date of the merger will be cancelled. In consideration of this cancellation, each option holder has the right to receive cash payment in accordance with terms specified in the Agreement.

•	The Company’s common stock will be removed from listing on the NASDAQ Capital Market and will no longer trade on any public market.

•

In the future, certain executive officers and directors of Netopia will receive payments in connection with anticipated employment by Motorola, severance and bonus payments and a continuation of director and officer insurance and indemnification. These payments will be made in accordance with terms specified in the final proxy statement filed on January 3, 2007.

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

Overview of Operating Results

Revenues for the first quarter were $30.1 million, up 26% from the first quarter of the prior fiscal year.

The gross margin rate for the first quarter was 35%, including 28% for broadband equipment and 77% for software and services. The gross margin rate decreased 1.0 percentage point compared with the first quarter of the prior fiscal year.

Operating expenses in the first quarter of fiscal 2007 were $20.1 million compared with $11.2 million in the first quarter of the prior fiscal year. Our operating expenses and net loss for the first quarter of fiscal year 2007 included an $11.25 million litigation expense related to a pending settlement of securities litigation. The impact of the litigation expense was partially offset by an insurance policy buyout pursuant to which the insurance company paid the Company $4.1 million to release the insurance company from claims under an excess liability directors and officers policy.

Our net loss was $9.3 million in the first quarter of fiscal year 2007, compared with a net loss of $2.5 million for first quarter of fiscal year 2006

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

The accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and cash flows for the three months ended December 31, 2006 have been prepared by the Company on a stand-alone basis and do not show the subsequent financial statement impact of the merger on the Company. Accordingly, for consistency purposes we have not altered any of our estimates to reflect the merger with Motorola as of the effective merger date. These financial statements include losses which are contingent upon closing of the merger agreement.

Our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 includes information pertaining to our critical accounting policies, which include the following:

•	Revenue recognition;

•	Goodwill;

•	Impairment evaluation on long-lives assets, including other intangible assets;

•	Allowance for doubtful accounts;

•	Allowance for sales returns;

•	Service accrual;

•	Product warranty; and

•	Excess and obsolete inventory.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows and commitments on our liquidity and capital resources. As of December 31, 2006, our principal sources of liquidity included cash and cash equivalents in the amount of $29.8 million and a credit facility, which has a credit limit of $10 million. We had no outstanding borrowings against our credit facility at December 31, 2006 and approximately $870,000 used for letters of credit.

Cash and Cash Equivalents.

(in thousands)	December 31, 2006	September 30, 2006	Increase
			$	%
Cash and cash equivalents	$29,834	$27,761	$2,073	7%

We did not have any off-balance sheet transactions at December 31, 2006 or September 30, 2006.

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $51,000 for the three months ended December 31, 2006, compared to $0.4 million for the three months ended December 31, 2005. We received a $4.1 million payment for an insurance policy buyout during the three months ended December 31, 2006 and the positive cash impact was offset by increases in inventory and accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0.2 million for the three months ended December 31, 2006, compared to $0.3 million for the three months ended December 31, 2005. Investing activities consisted of the purchase of capital equipment.

Net Cash Provided by Financing Activities

Net cash provided from financing activities totaled $2.3 million for the three months ended December 31, 2006, compared to $0.1 million for the three months ended December 31, 2005. For the three months ended December 31, 2006 and 2005, financing activities consisted of the issuance of common stock upon the exercise of stock options.

Commitments

Operating Lease Commitments. The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates through 2014. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2007 amount is for nine months remaining in the fiscal year):

(in thousands)	Year ended September 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Property lease obligations	$1,034	$1,078	$467	$337	$34	$82	$3,032

Purchase Commitments with Outsourcing Manufacturers and Suppliers. The Company has purchase commitments with its outsourcing manufacturers. Our outsourcing manufacturers procure component inventory on our behalf based on our production orders. The Company was obligated to purchase component inventory that the outsourcing manufacturer procures in accordance with the orders, unless cancelled within applicable lead times. These commitments are reflected in our financial statements as a liability once goods or services have been received or payments related to the obligations become due. At December 31, 2006, purchase commitments totaled $26.0 million.

Foreign Currency Derivatives. The Company has entered into foreign currency forward contracts to hedge foreign currency denominated receivables. Forward contracts involve agreements to sell foreign currency at specified rates at future dates. The following table presents the carrying value (which approximates fair value) of currency exchange forward contracts, in United States dollars, at December 31, 2006 and September 30, 2006.

Principal (notional) amounts in U.S. dollars	December 31, 2006			September 30, 2006
	Amount	Contracted Forward Rate	Settlement Date(s)	Amount	Contracted Forward Rate	Settlement Date
	(Amount in thousands, except contracted forward rate)
Currency exchange forward contract # 1 - EUR	$1,657	1.3056	Jan-07	$464	1.2678	Oct-06
Currency exchange forward contract # 2 - EUR	227	1.3055	Jan-07	297	1.2686	Nov-06
Currency exchange forward contract # 3 - EUR	169	1.3028	Jan-07	1,916	1.2615	Nov-06
Currency exchange forward contract # 4 - EUR	1,726	1.3035	Feb-07	—	—
Currency exchange forward contract # 5 -CHF	1,399	0.8074	Feb-07	174	0.8155	Oct-06
Currency exchange forward contract # 6 -CHF	—	—	—	385	0.8023	Oct-06
Currency exchange forward contract # 7 -CHF	—	—	—	318	0.8028	Nov-06

Results of Operations for the Three Months Ended December 31, 2006 and 2005

This data has been derived from the Condensed Consolidated Statements of Operations elsewhere in this Form 10-Q. This information should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the Fiscal Year ended September 30, 2006.

REVENUES

(in thousands & percent of revenues)	Three Months Ended December 31,				Increase (decrease) from prior year
	2006		2005
REVENUES:
Broadband equipment	$26,220	87%	$21,051	88%	25%
Broadband software and services	3,924	13%	2,847	12%	38%

Total revenues	$30,144	100%	$23,898	100%	26%

Total revenues for the three months ended December 31, 2006 were $30.1 million, a 26% increase from total revenues of $23.9 million for the three months ended December 31, 2005.

Broadband Equipment. Broadband equipment revenue for the three months ended December 31, 2006 was $26.2 million, a 25% increase from broadband equipment revenue of $21.1 million for the three months ended December 31, 2005.

Broadband Software and Services. Broadband software and services revenues for the three months ended December 31, 2006 were $3.9 million, a 38% increase from broadband software and services revenues of $2.8 million for the three months ended December 31, 2005.

Product Volumes and Average Selling Price Information

The following table sets forth for three months ended December 31, 2006 and 2005, volumes and average selling prices, excluding accessories, of our broadband equipment products.

	Three months ended December 31,
	2006	2005
Product volumes	338,000	248,000
Average selling prices	$72	$82

GROSS MARGIN

(in thousands & percent of revenue)	Three Months Ended December 31,				Increase (decrease) from prior year
	2006		2005
GROSS MARGIN:
Broadband equipment	$7,469	28%	$6,252	30%	19%
Broadband software and services	3,015	77%	2,307	81%	31%

	$10,484	35%	$8,559	36%	22%

Our total gross margin of 35% for the three months ended December 31, 2006 was one percentage point lower than total gross margin of 36% for the three months ended December 31, 2005.

Broadband Equipment. The broadband equipment margin for the three months ended December 31, 2006 was 28%, a decrease of two percentage points compared to 30% for the three months ended December 31, 2005. The decline in the broadband equipment margin reflected an increased mix of residential equipment sales, which generally earn a lower gross margin compared with business equipment sales.

Broadband Software and Services. Broadband software and services margin for the three months ended December 31, 2005 was 77%, compared to 81% for the three months ended December 31, 2005. The decline in the software and services margin reflected increased cost of revenues, mostly related to sales of remote management software for broadband equipment.

RESEARCH AND DEVELOPMENT

(in thousands & percent of revenues)	Three Months Ended December 31,				Increase (decrease) from prior year
	2006		2005
Research and development	$4,825	16%	$3,929	16%	23%

Research and development (“R&D”) expenses consist primarily of employee related expenses, depreciation and amortization, development related expenses such as product prototyping, design and testing, and overhead.

The 23% increase in research and development expenses in the first quarter of fiscal year 2007 compared to the same period of the prior year, related to an increase in research and development headcount and higher related compensation costs, and higher stock-based compensation costs. These higher costs are related to expanded efforts related to developing new broadband equipment designed for IPTV and other internet based video services and remote management software for the management of broadband equipment.

SELLING AND MARKETING

(in thousands & percent of revenues)	Three Months Ended December 31,				Increase (decrease) from prior year
	2006		2005
Selling and marketing	$5,481	18%	$4,853	20%	13%

Selling and marketing expenses consist primarily of salary and commission expenses for our sales force and related travel expenses and advertising and promotional expenses.

The 13% increase in selling and marketing expenses in the first quarter of fiscal year 2007 compared to the same period of the prior year, related to an increase in selling and marketing headcount and higher related compensation costs, increased travel costs related to selling efforts, and higher stock-based compensation costs.

GENERAL AND ADMINISTRATIVE

(in thousands & percent of revenues)	Three Months Ended December 31,				Increase (decrease) from prior year
	2006		2005
General and administrative	$9,602	32%	$2,419	7%	297%

General and administrative (“G&A”) expenses consist primarily of employee related expenses, legal and accounting fees, and insurance costs.

Our operating expenses for the first quarter of fiscal year 2007 included an $11.25 million litigation expense related to a pending settlement of securities litigation. The impact of the litigation expense was partially offset by an insurance policy buyout pursuant to which the insurance company paid the Company $4.1 million to release the insurance company from claims under an excess liability directors and officers policy. During the first quarter of fiscal year 2007, we also recorded legal and investment banking expenses in connection with the merger with Motorola. Excluding the impact of litigation settlement expense, insurance policy buyout, and merger related expenses, general and administrative expenses declined slightly in the first quarter of fiscal year 2007, compared with the first quarter of the prior year.

PART I — FINANCIAL INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Our potential market interest rate risk for borrowings relates primarily to the rate charged by Silicon Valley Bank under our credit facility, from which we had no borrowings at December 31, 2005. The credit facility bears interest at a rate equal to the prime rate (the rate announced by Silicon Valley Bank as its “prime rate”). Upon completion of the Motorola merger, the Company expects to terminate the credit facility..

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the first quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

On December 3, 2004, the United States District Court for the Northern District of California issued an order consolidating previously filed class action cases under the name In re Netopia, Inc. Securities Litigation, and appointing lead plaintiffs and plaintiffs’ counsel. On June 29, 2005, the lead plaintiffs filed their consolidated amended complaint. On June 19, 2006, the Court granted plaintiffs’ motion to certify the class of shareholders who purchased our stock between November 6, 2003 through August 16, 2004. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based on allegations that during the class period, we made false and misleading statements or failed to disclose material facts, and that the market price of our common stock was artificially inflated as a result of such alleged conduct. In December 2006, we reached a settlement agreement in principle with the lead plaintiffs’ counsel. Provided that the Motorola acquisition is completed and the court approves the settlement, the Company will pay $11.25 million in full settlement of all claims asserted against all defendants. The plaintiffs’ counsel will make an application to the court for payment of their fees and expenses out of this settlement fund.

In August 2004, the first of five purported derivative actions, Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Netopia, Inc., v. Alan B. Lefkof, William D. Baker, Reese M. Jones, Harold S. Wills, Robert Lee and Netopia, Inc., was filed in the United States District Court for the Northern District of California. Two purported derivative actions are pending in the United States District Court for the Northern District of California, and two related purported derivative actions are pending in the Superior Court of California for the County of Alameda. These actions make claims against our officers and directors arising out of the alleged misstatements described above in connection with the purported class action described above. In November 2004, the derivative plaintiffs agreed to coordinate the four derivative actions. The parties have agreed to a stay of the federal derivative actions, which was ordered by the court in January 2005. The state actions have been consolidated under the name In re Netopia, Inc. Derivative Litigation. In February 2007, the court indicated that it intended to approve the settlement agreement pursuant to which the individual defendants will pay $2 million to the Company in full settlement of all claims asserted against them. The parties have also agreed to dismissal of the federal derivative actions. The $2 million payment has been made by the Company’s directors and officers insurer. Plaintiffs’ counsel have applied to the court for payment of their fees and expenses out of this settlement fund.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We filed the following Current Reports on Form 8-K during the three months ended December 31, 2006:

•

On November 14, 2006, we filed a report on Form 8-K, reporting items 2.01 and 9.01, disclosing our financial results for the fourth fiscal quarter and fiscal year ended September 30, 2006 as well as certain other information.

•	On November 14, 2006, we filed a report on Form 8-K reporting items 1.01, 8.01 and 9.01 disclosing that we had entered into the merger agreement with Motorola as well as certain other information.

•	On December 12, 2006, we filed a report on Form 8/K/A reporting Item 9.01 in order to correct a typographical error in the merger agreement with Motorola.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2007	NETOPIA, INC.
(Registrant)

	By:	/s/ Alan B. Lefkof
Alan B. Lefkof
President and Chief Executive Officer

	By:	/s/ Charles Constanti
Charles Constanti
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)